Form 10-Q
period 2019-09-30
PELOTON INTERACTIVE, INC.
filed 2019-11-06
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-39058

Peloton Interactive, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-3533761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
125 West 25th Street, 11th Floor	10001
New York, New York	(Zip Code)
(Address of principal executive offices)
(866) 679-9129 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.000025 par value per share	PTON	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

As of October 31, 2019, the number of shares of the registrant's Class A common stock outstanding was 43,707,400 and the number of shares of the registrant's Class B common stock outstanding was 236,819,100.

	TABLE OF CONTENTS
		Page
Special Note Regarding Forward Looking Statements		3
Part I. Financial Information
Item 1	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2019 and June 30, 2019 (unaudited)	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2019 and 2018 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2019 and 2018 (unaudited)	6
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended September 30, 2019 and 2018 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4	Controls and Procedures	31
Part II. Other Information
Item 1	Legal Proceedings	32
Item 1A	Risk Factors	32
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 6	Exhibits	54
SIGNATURES		55

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan, “target,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements contained in this Quarterly Report on Form10-Q include, but are not limited to, statements about:

 • our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, Adjusted EBITDA, operating expenses including changes in sales and marketing, general and administrative expenses (including any components of the foregoing), and research and development, and our ability to achieve and maintain future profitability;
        • our business plan and our ability to effectively manage our growth;

 • anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;

 • our international expansion plans and ability to continue to expand internationally;

 • market acceptance of our Connected Fitness Products and services;

 • beliefs and objectives for future operations;

 • our ability to increase sales of our Connected Fitness Products and services;

 • our ability to further penetrate our existing Subscriber base and maintain and expand our Subscriber base;

 • the effects of seasonal trends on our results of operations;

 • our expectations regarding content costs for past use;

 • our ability to maintain, protect, and enhance our intellectual property;

 • the effects of increased competition in our markets and our ability to compete effectively;

 • our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally; and

 • economic and industry trends, projected growth, or trend analysis.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

In this Quarterly Report on Form 10-Q, the words "we," "us," "our" and "Peloton" refer to Peloton Interactive, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	September 30,	June 30,
	2019	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,375.9	$162.1
Marketable securities	100.4	216.0
Accounts receivable, net of allowances	20.9	18.5
Inventories, net	205.6	136.6
Prepaid expenses and other current assets	46.5	48.4
Total current assets	1,749.3	581.7
Property and equipment, net	119.7	249.7
Intangible assets, net	18.3	19.5
Goodwill	4.3	4.3
Restricted cash	0.8	0.8
Right-of-use asset	485.5	—
Other assets	9.9	8.5
Total assets	$2,387.7	$864.5
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	90.7	92.2
Accrued expenses	116.2	104.5
Customer deposits and deferred revenue	99.2	90.8
Other current liabilities	21.4	3.3
Total current liabilities	327.6	290.8
Deferred rent	—	23.7
Build-to-suit liability	—	147.1
Long term lease liability	483.8	—
Other non-current liabilities	0.4	0.4
Total liabilities	811.8	462.0
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock, $0.000025 par value, zero and 215,443,468 shares authorized; zero and 210,640,629 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively.	—	941.1
Stockholders’ equity (deficit)
Common stock, $0.000025 par value; 2,500,000,000 and zero Class A shares authorized, 43,448,475 and zero shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively; 2,500,000,000 and 400,000,000 Class B shares authorized, 236,819,100 and 25,301,604 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively.	—	—
Additional paid-in capital	2,249.1	90.7
Accumulated other comprehensive (loss) income	(1.1)	0.2
Accumulated deficit	(672.0)	(629.5)
Total stockholders’ equity (deficit)	1,576.0	(538.6)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$2,387.7	$864.5
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended September 30,
	2019	2018
Revenue
Connected Fitness Products	$157.6	$77.9
Subscription	67.2	31.7
Other	3.3	2.5
Total revenue	228.0	112.1
Cost of revenue
Connected Fitness Products	89.8	42.2
Subscription	29.5	16.3
Other	3.6	2.1
Total cost of revenue	122.9	60.6
Gross profit	105.1	51.5
Operating expenses:
Sales and marketing	77.6	45.5
General and administrative	60.9	50.0
Research and development	17.4	11.6
Total operating expenses	156.0	107.1
Loss from operations	(50.9)	(55.6)
Other income, net:
Interest income, net	1.3	1.0
Other expense, net	(0.1)	—
Total other income, net	1.2	1.0
Loss before provision for income taxes	(49.7)	(54.5)
Provision for income taxes	0.1	—
Net loss	$(49.8)	$(54.5)
Net loss attributable to Class A and Class B common stockholders	$(49.8)	$(54.5)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.29)	$(2.18)
Weighted-average Class A and Class B common shares outstanding, basic and diluted	38,453,864	24,999,075
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	$—	$(0.1)
Change in foreign currency translation adjustment	(1.3)	—
Total other comprehensive income (loss)	(1.3)	(0.1)
Comprehensive loss	$(51.1)	$(54.6)

See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(49.8)	$(54.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7.1	4.2
Stock-based compensation expense	18.7	36.7
Amortization of debt issuance costs	0.1	0.1
Amortization of premium from marketable securities	0.3	—
Non-cash operating lease expense	9.3	—
Changes in operating assets and liabilities:
Accounts receivable	(2.4)	(0.1)
Inventories	(69.1)	(25.8)
Prepaid expenses and other current assets	1.9	(8.8)
Other assets	(1.4)	(2.4)
Accounts payable and accrued expenses	17.5	21.9
Customer deposits and deferred revenue	8.5	(3.0)
Operating lease liabilities, net	(16.7)	—
Other liabilities	(0.1)	1.5
Net cash used in operating activities	(76.2)	(30.2)
Cash Flows from Investing Activities:
Maturities of marketable securities	115.3	—
Purchases of property and equipment	(22.5)	(11.2)
Net cash provided by (used in) investing activities	92.8	(11.2)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	1,195.7	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	539.1
Proceeds from exercise of stock options	2.7	0.2
Net cash provided by financing activities	1,198.4	539.3
Effect of exchange rate changes	(1.3)	(0.1)
Net change in cash	1,213.7	497.8
Cash, cash equivalents and restricted cash — Beginning of period	163.0	151.6
Cash, cash equivalents and restricted cash — End of period	$1,376.7	$649.5
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$0.1
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Conversion of convertible preferred stock to common stock	$941.1	$—
Property and equipment accrued but unpaid	$8.9	$3.6
Stock-based compensation capitalized for software development costs	$0.4	$0.1
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in millions)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – June 30, 2018	176.3	$406.3	25.9	$—	$20.5	$—	$(336.1)	$(315.6)
Issuance of Series F redeemable convertible preferred stock, net	38.1	539.1	—	—	—	—	—	—
Exercise of stock options	—	—	0.2	—	0.8	—	—	0.8
Stock-based compensation expense	—	—	—	—	0.8	—	—	0.8
Other comprehensive income	—	—	—	—	—	(0.1)	—	(0.1)
Net loss	—	—	—	—	—	—	(54.5)	(54.5)
Balance – September 30, 2018	214.4	$945.4	26.1	$—	$22.0	$(0.1)	$(390.6)	$(368.7)

Balance – June 30, 2019	210.6	$941.1	25.3	$—	$90.7	$0.2	$(629.5)	$(538.6)
Initial public offering, net of issuance costs of $6.3 million	—	—	43.4	—	1,195.7	—	—	1,195.7
Conversion of redeemable convertible preferred stock to common stock	(210.6)	(941.1)	210.6	—	941.1	—	—	941.1
Exercise of stock options	—	—	0.6	—	2.5	—	—	2.5
Exercise of stock warrants	—	—	0.2	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	19.0	—	—	19.0
Other comprehensive income	—	—	—	—	—	(1.3)	—	(1.3)
Net loss	—	—	—	—	—	—	(49.8)	(49.8)
Cumulative effect adjustment in connection with adoption of ASU 2016-02	—	—	—	—	—	—	7.2	7.2
Balance – September 30, 2019	—	$—	280.3	$—	$2,249.1	$(1.1)	$(672.0)	$1,576.0

See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions)

1. Description of Business and Basis of Presentation
Description and Organization
Peloton Interactive, Inc. ("Peloton" or the “Company”) is the largest interactive fitness platform in the world with a loyal community of Members, which we define as any individual who has a Peloton account. The Company pioneered connected, technology-enabled fitness with the creation of its interactive fitness equipment ("Connected Fitness Products") and the streaming of immersive, instructor-led boutique classes to its Members anytime, anywhere. The Company makes fitness entertaining, approachable, effective and convenient while fostering social connections that encourage its Members to be the best versions of themselves.
The Company organizes its business into the following three reportable segments: Connected Fitness Products, Subscription and Other. See Note 14 of the notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the Company's segment reporting structure.
Initial Public Offering and Concurrent Private Placement
In September 2019, the Company closed its initial public offering ("IPO") and a concurrent private placement, in which it issued and sold 43,448,275 shares of its authorized Class A common stock. The price per share to the public in the IPO and in the concurrent private placement was $29.00 per share. The Company received aggregate proceeds of $1.2 billion from the IPO and the concurrent private placement, net of the underwriting discount and before deducting offering costs of approximately $6.3 million. Prior to the closing of the IPO, all shares of the Company's common stock then outstanding were reclassified into 25,301,604 shares of Class B common stock, and upon the closing of the IPO, all shares of the Company's then outstanding preferred stock automatically converted into 210,640,629 shares of Class B common stock on a one-to-one basis.
Basis of Presentation and Consolidation
The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the final prospectus dated September 25, 2019 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, (the "Securities Act"), on September 26, 2019 (the "Prospectus"). However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of June 30, 2019, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.

In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2020, or any other period.

Certain monetary amounts, percentages, and other figures included elsewhere in these financial statements have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.

Except as described elsewhere in Note 2 of the notes to our condensed consolidated financial statements in the section titled "—Recently Issued Accounting Pronouncements" in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to the Company's significant accounting policies as described elsewhere in the Prospectus.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to income taxes, the realizability of inventory, stock-based compensation, contingencies, revenue related reserves, content costs for past use reserve, fair value measurements, the incremental borrowing rate associated with lease liabilities, useful lives of property and equipment as well as intangible assets, and impairment of goodwill, intangible and long-lived assets. The Company bases its estimates on historical experience, market conditions, and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates.
Stock-Based Compensation
In August 2019, the Board of Directors adopted the 2019 Employee Stock Purchase Plan ("ESPP"), which was subsequently approved by the Company’s stockholders in September 2019. The Company recognizes stock-based compensation expenses related to shares issued pursuant to its ESPP on a straight-line basis over the offering period, which is twenty-four months. The ESPP allows employees to purchase shares of the Company's Class A common stock at a 15 percent discount. The ESPP also includes a look-back provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date.

Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
ASU 2016-02
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which introduced and codified new lease accounting guidance under ASC 842. ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The Company adopted this ASU and related amendments as of July 1, 2019 under the modified retrospective approach, whereby all prior periods continue to be reported under previous lease accounting guidance. The Company elected the package of practical expedients and, as permitted, the Company did not assess whether existing contracts are or contain leases, the lease classification for any existing leases, and identification of initial direct costs for any existing leases. Adoption of the new standard resulted in the recognition of right-of-use assets and operating lease liabilities on the Company's consolidated balance sheet. In addition, the Company de-recognized a build-to-suit arrangement in accordance with the transition requirements, which resulted in an adjustment to retained earnings. The standard did not materially impact the Company's consolidated statements of operations. See Note 7 for further discussion of the Company's accounting for leases under ASC 842.

ASU 2018-07
In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU on July 1, 2019. The standard did not materially impact the Company's consolidated statements of operations.

3. Revenue
The Company’s primary source of revenue is from sales of its Connected Fitness Products and associated recurring subscription revenue.

The Company determines revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.

Revenue is recognized when control of the promised goods or services are transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.  The Company's revenue is reported net of sales returns and discounts. The Company estimates its liability for product returns based on historical return trends by product category, impact of seasonality, and an evaluation of current economic and market conditions and records the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of revenue.  If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

Some of the Company’s contracts with customers contain multiple performance obligations.  For customer contracts that include multiple performance obligations, the Company accounts for individual performance obligations if they are distinct. The transaction price is then allocated to each performance obligation based on its standalone selling price.  The Company generally determines standalone selling price based on prices charged to customers.

Connected Fitness Products

Connected Fitness Products include the Company’s Bike and Tread, related accessories, associated fees for delivery and installation, and extended warranty agreements. The Company recognizes Connected Fitness Product revenue net of sales returns and discounts when the product has been delivered to the customer. The Company generally allows customers to return products within thirty days of purchase, as stated in its return policy.

The Company records fees paid to third-party financing partners in connection with its consumer financing program as a reduction of revenue, as it considers such costs to be a customer sales incentive. The Company records payment processing fees for its credit card sales for Connected Fitness Products within selling and marketing expenses.

Subscription

The Company’s subscriptions provide unlimited access to content in its library of live and on-demand fitness classes. The Company’s subscriptions are offered on a month-to-month basis.

Historically, the Company offered a prepaid subscription option where Subscribers earned one free month or three free months of subscription with the purchase of a 12-month subscription or 24-month subscription, respectively. The Company also offered Subscribers the ability to finance the prepaid subscription with the purchase of a Connected Fitness Product as part of its financing program. The associated financing fees were paid to the Company’s third-party partner at the outset of the arrangement and are recorded as a reduction to subscription revenue. The Company terminated both programs in July 2018.

Amounts paid for subscription fees are included within customer deposits and deferred revenue and recognized ratably on a month-to-month basis. The Company records payment processing fees for its monthly subscription charges within cost of revenue.

The Company generates a small portion of its revenue from the sale of studio credits to attend and participate in a live, instructor-led class at its New York City studios. Studio revenue is recognized at the time the credits are used.

Product Warranty
The Company offers a standard product warranty that its Connected Fitness Products will operate under normal, non-commercial use for a period of one-year from the date of original delivery. The Company has the obligation, at its option, to either repair or replace the defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies. The Company’s products are manufactured by contract manufacturers, and in certain cases, the Company may have recourse to such contract manufacturers.

The Company also offers the option for customers in some markets to purchase a third-party extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Product for an additional period of 12 to 27 months.

Revenue and related fees paid to the third-party provider are recognized on a gross basis as the Company has a continuing obligation to perform over the service period. Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Product revenue in the consolidated statement of operations.

Disaggregation of Revenue
The Company's revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 14 under the heading "Segment Information".

The Company's revenue disaggregated by geographic region, based on ship-to address, were as follows:

	Three Months Ended September 30,
	2019	2018
	(in millions)
North America (1)	$221.7	$112.1
United Kingdom	6.3	0.1
Total revenue	$228.0	$112.1
_________________________
(1) Consists of United States and Canada

Customer Deposits and Deferred Revenue
Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.

As of September 30, 2019 and June 30, 2019, customer deposits of $88.6 million and $81.3 million, respectively, and deferred revenue of $10.6 million and $9.5 million, respectively, were included in customer deposits and deferred revenue on the Company's condensed consolidated balance sheet.

In the three months ended September 30, 2019, the Company recognized $9.5 million of revenue that was included in the deferred revenue balance as of June 30, 2019.

4. Investments in Marketable Securities
The following table summarizes the Company's investments in marketable securities:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Commercial paper	$55.9	$—	$—	$55.9
Corporate bonds	51.1	0.1	—	51.2
U.S. treasury securities	29.7	0.1	—	29.8
Certificates of deposit	4.6	—	—	4.6
Total marketable securities (1)	$141.3	$0.2	$—	$141.5

_________________________
(1) Includes $41.1 million included within cash and cash equivalents.

5. Fair Value Measurements
The following table summarizes the Company's assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents(1):	(in millions)
Commercial paper	$41.1	$—	$—	$41.1
Marketable securities:
Corporate bonds	51.2	—	—	51.2
U.S. treasury securities	29.8	—	—	29.8
Commercial paper	14.9	—	—	14.9
Certificates of deposit	4.6	—	—	4.6
Other:
Cost-method investments	—	—	0.6	0.6
Total assets	$141.5	$—	$0.6	$142.1
_________________________
(1) Included in cash and cash equivalents.

Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. All investments classified as available-for-sale are recorded at fair value within marketable securities in the condensed consolidated balance sheets. The Company’s investments classified as Level 1 are based on quoted prices that are available in active markets.

6. Inventory

Inventories were as follows:

	September 30, 2019	June 30, 2019
	(in millions)
Raw materials	$2.2	$—
Finished products	216.6	152.0
Total inventories	218.7	152.0
Less: Reserves	(13.1)	(15.4)
Total inventories, net	$205.6	$136.6

7. Leases
The Company leases facilities under operating leases with various expiration dates through 2039. The Company’s corporate headquarters is located in New York, New York. The Company also leases space for the operation of its production studio facilities, retail showrooms, microstores, warehouses, and office spaces.
Right-of-use assets and lease liabilities are established on the unaudited condensed consolidated balance sheets for leases with an expected term greater than one year. As the rate implicit in the lease is not determinable, the Company uses its secured incremental borrowing rate to determine the present value of the lease payments.
Leases with an initial term of 12 months or less are not recorded on the unaudited condensed consolidated balance sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has elected to not separate lease and non-lease components.
The Company's lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The operating lease arrangements included in the measurement of lease liabilities do not reflect options to extend or terminate, as management does not consider the exercise of these options to be reasonably certain.
Variable lease payments include, but are not limited to, percentage of sales, common area charges, taxes paid by the landlord that are charged to the Company, and changes to the consumer price index. Variable lease payments are expensed as incurred.
As of September 30, 2019, the total remaining lease payments included in the measurement of lease liabilities for operating leases were as follows:

Fiscal Year Ending June 30,
(in millions)
The remainder of 2020	$1.3
2021	54.3
2022	62.0
2023	62.4
2024	60.0
Thereafter	563.0
Total	$802.9

Supplemental balance sheet information related to leases was as follows:

Three Months Ended September 30, 2019
Reconciliation of Lease Liabilities	(dollars in millions)
Weighted-average remaining lease term (years)	13.4
Weighted-average discount rate	5.84%
Total Undiscounted Lease Liability	$802.9
Less: Imputed interest	(289.4)
Total Discounted Lease Liability	$513.5
Current portion of lease liability	$29.7
Non-current portion of lease liability	$483.8

Supplemental cash flow and other information related to leases was as follows:

Three Months Ended September 30, 2019
Cash Paid For Amounts Included In Measurement of Liabilities	(in millions)
Operating cash flows from operating leases	$8.3

Right-of-use assets obtained in exchange for new operating lease liabilities (non-cash)	$307.0

As of September 30, 2019, the Company had additional operating lease obligations that had not yet commenced of approximately $4.6 million for equipment and real estate leases to be delivered in fiscal 2020 with lease terms up to fiscal 2030.
Total operating lease expense was $16.8 million for the three months ended September 30, 2019, of which $1.7 million was attributable to variable lease expense. During the three months ended September 30, 2018, rent expense was $5.7 million.

8. Debt and Financing Arrangements
Amended and Restated Credit Agreement
In June 2019, the Company entered into an amended and restated loan and security agreement (“Amended Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, lead arranger and bookrunner and Bank of America, N.A., Barclays Bank PLC, Goldman Sachs Lending Partners LLC and Silicon Valley Bank, as joint syndication agents, which amended and restated the Company's 2018 secured revolving credit facility. The Amended Credit Agreement provides for a $250.0 million secured revolving credit facility, including up to the lesser of $150.0 million and the aggregate unused amount of the facility for the issuance of letters of credit. Interest on the Amended Credit Agreement is paid based on LIBOR plus 2.75% or an Alternative Base Rate plus 1.75%. The Company is required to pay an annual commitment fee of 0.375% on a quarterly basis based on the unused portion of the revolving credit facility.

The Company incurred total commitment fees of $0.2 million and $0.1 million during the three months ended September 30, 2019 and 2018, respectively, which are included in interest expense in the statements of operations.

The principal amount, if any, is payable in full in June 2024. As of September 30, 2019, the Company had not drawn on the credit facility and did not have outstanding borrowings under the Amended Credit Agreement.
In connection with the execution of the Amended Credit Agreement, the Company incurred debt issuance costs of $0.9 million, which are capitalized and are being amortized to interest expense using the effective interest method over the term of the Amended Credit Agreement.
The Company has the option to repay its borrowings under the Amended Credit Agreement without premium or penalty prior to maturity. The Amended Credit Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare cash dividends in the entirety or make certain other distributions, and undergo a merger or consolidation or certain other transactions. The Amended Credit Agreement also contains certain financial condition covenants, including maintaining a total level of liquidity of not less than $125.0 million and maintaining certain minimum total revenue ranging from $725.0 million to $1,985.0 million depending on the applicable date of determination. As of September 30, 2019, the Company was in compliance with the covenants under the Amended Credit Agreement. At September 30, 2019, the Company was contingently liable for approximately $43.0 million in standby letters of credit as security for its operating lease and inventory purchasing obligations.

9. Commitments and Contingencies
Content Costs for Past Use Reserve

To secure the rights to stream music on the Peloton platform, the Company must obtain licenses from, and pay royalties to, copyright owners of both sound recordings and musical compositions. The Company has entered into negotiations with various music rights holders, to pay for any and all uses of musical compositions and sound recordings to-date and, at the same time, enter into go-forward license agreements for the use of music in the future.

Prior to the execution of go-forward music license agreements, the Company estimates and records expenses inclusive of estimated content costs for past use as well as normal and recurring music royalty expenses. The Company recorded content costs for past use of $0.9 million and $2.9 million during the three months ended September 30, 2019 and 2018, respectively. In addition, the Company recorded estimates for normal and recurring royalty expense of $1.6 million and $0.8 million, respectively. The Company includes both of these components in its reserve. As of September 30, 2019, the Company recorded reserves of $20.8 million, included in accrued expenses in the accompanying condensed consolidated balance sheets.

Legal Proceedings
On March 19, 2019, Downtown Music Publishing LLC, ole Media Management, L.P., Big Deal Music, LLC, CYPMP, LLC, Peer International Corporation, PSO Limited, Peermusic Ltd., Peermusic III, Ltd., Peertunes, Ltd., Songs of Peer Ltd., Reservoir Media Management, Inc., The Richmond Organization, Inc., Round Hill Music LLC, The Royalty Network, Inc., and Ultra International Music Publishing, LLC filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York, captioned Downtown Music Publ’g LLC, et. al v. Peloton Interactive, Inc., alleging that the Company engaged in copyright infringement by using certain accused songs in streaming and recorded fitness classes without necessary licenses. The plaintiffs allege that they are music publishers that own or control the copyrights in numerous musical works that were synchronized by the Company without the plaintiffs’ authorization. The complaint asserts a single claim for copyright infringement.

On April 30, 2019, the Company answered the complaint and filed counterclaims against the original named plaintiffs and National Music Publishers’ Association, Inc., a trade association, alleging that they coordinated to collectively negotiate licenses in violation of the antitrust laws. The counterclaims also assert that the trade association tortuously interfered with the Company's attempts to engage in direct negotiations with music publishers in violation of state law. The counterclaims seek injunctive relief, monetary damages (to be trebled under applicable statute), and attorneys’ fees and costs. An initial pretrial conference was held on May 9, 2019 and discovery has commenced. An amended complaint filed on May 31, 2019 named additional plaintiffs Greensleeves Publishing Ltd., Me Gusta Music, LLC, Raleigh Music Publishing LLC, STB Music, Inc., and TuneCore, Inc. and identified additional musical works. The Company answered the amended complaint on June 14, 2019. On June 24, 2019, counter-defendants filed a motion to dismiss the counterclaims, to which the Company filed an opposition on August 8, 2019. Discovery on the claims and counterclaims is ongoing in this case.

On September 27, 2019, the district court granted plaintiffs leave to file a second amended complaint identifying additional musical works and affiliated entities, and requesting injunctive relief, more than $300 million in damages, and attorneys’ fees and costs. The Company is opposing the motion and it is currently pending before the U.S. District Court for the Southern District of New York. The Company intends to vigorously defend the claim and answered the second amended complaint and also filed counterclaims on October 11, 2019. Discovery on the claims and counterclaims is ongoing in this case.

While the Company cannot predict the ultimate result of any judgment against, or settlement by, the Company, will be in this matter, based on application of ASC 450, "Contingencies", at September 30, 2019, the Company accrued its best estimate within a range of possible outcomes ranging from $4.0 million to $11.0 million, which is included in accrued expenses in the accompanying condensed consolidated balance sheets. Amounts accrued for this matter at September 30, 2019 are not considered material to the Company's financial position and the Company continues to vigorously defend its position in the aforementioned outstanding matter and assess its legal position.

In addition to the above, from time to time, the Company is subject to litigation matters and claims which arise in the ordinary course of its business. The Company believes that the outcome of any existing litigation, either individually or in the aggregate, will not have a material impact on the results of operations, financial condition or cash flows of the Company.

10. Stockholders' Equity (Deficit)
Convertible Preferred Stock
In September 2019, upon the closing of the Company's IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 210,640,629 shares of Class B common stock.

Preferred Stock
Effective September 2019, the Company's Board of Directors ("Board of Directors") authorized the issuance of undesignated preferred stock, with a par value of $0.000025 per share. As of September 30, 2019, there were 50,000,000 shares of preferred stock authorized and zero shares of preferred stock outstanding.

Common Stock
In August 2019, the Company implemented a dual class common stock structure where all existing shares of common stock were reclassified into Class B common stock and the Company also authorized a new class of common stock, the Class A common stock. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to twenty votes per share. The Class A and Class B common stock have the same dividend and liquidation rights, and the Class B common stock converts to Class A at any time at the option of the holder, or automatically upon the date that is the earliest of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) 10 years from the closing date of the IPO, and (iii) the date that the total number of shares of Class B common stock outstanding cease to represent at least 1% of all outstanding shares of the Company's common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, except for certain transfers described in the Company's restated certificate of incorporation. Upon the creation of the dual class common stock structure, all outstanding options and the warrant to purchase common stock became options and a warrant, respectively, to purchase an equivalent number of shares of Class B common stock.

The Board of Directors authorized the issuance of Class A common stock and Class B common stock, each with a par value of $0.000025 per share. As of September 30, 2019, there were 2,500,000,000 shares of Class A common stock and 2,500,000,000 shares of Class B common stock authorized and 43,448,475 shares of Class A common stock and 236,819,100 shares of Class B common stock outstanding.

11. Equity-Based Compensation

2015 Stock Plan
In April 2015, the Board of Directors approved the establishment of the 2015 Stock Plan (the “2015 Plan”) to provide stock award grants to employees, directors, and consultants of the Company. The Board of Directors, or at its sole discretion, a committee of the Board of Directors, is responsible for the administration of the 2015 Plan.

The 2015 Plan requires that the per share exercise price of each stock option shall not be less than 100% of the fair market value of the common stock subject to the stock option on the grant date. Stock option grants shall not be exercisable after the expiration of ten years from the date of its grant or such shorter period as specified in a stock award agreement. For initial grants, vesting generally occurs over four years with the first 25% of the award vesting upon the 12-month anniversary of the vesting commencement date and the remaining 75% vesting monthly over the following 36 months. The 2015 Plan provides that the Board of Directors may, in its sole discretion, impose such limitations on transferability of stock options as the Board of Directors shall determine. In the absence of a determination by the Board of Directors to the contrary, stock options shall not be transferable except by will or by the laws of descent and distribution, and domestic relations orders unless specifically agreed to by the plan administrator.
The 2015 Plan was terminated in connection with the adoption of the Company's 2019 Equity Incentive Plan (the "2019 Plan") in September 2019, and the Company will not grant any additional awards under the 2015 Plan. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. Any reserved shares not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2019 Plan became available for grant under the 2019 Plan and will be issued as Class A common stock.

2019 Equity Incentive Plan
In August 2019, the Board of Directors adopted the 2019 Plan, which was subsequently approved by the Company’s stockholders in September 2019. The Company initially reserved 49,809,576 shares of the Company’s Class A common stock to be issued under the 2019 Plan, which figure includes all shares reserved under the 2015 Plan not issued or subject to outstanding grants under the 2015 Plan as of the effective date of the 2019 Plan. The number of shares reserved for issuance under the 2019 Plan will increase automatically on July 1 of each of 2020 through 2029 by the number of shares of the Company’s Class A common stock equal to 5% of the total outstanding shares of all of the Company’s classes of common stock as of each June 30 immediately preceding the date of increase, or a lesser amount as determined by the Board of Directors.

The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2019	64,602,124	$6.71	8.6	$972.0
Granted	1,114,900	$24.56
Exercised	(638,614)	$3.41
Cancelled	(802,448)	$9.45
Outstanding — September 30, 2019	64,275,962	$7.02	8.4	$1,164.2
Vested and Exercisable— September 30, 2019	19,525,770	$3.00	7.4	$431.5

The aggregate intrinsic value of options outstanding, vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2019. Prior to the IPO, the fair value of the Company's common stock was determined by the Board of Directors. After the IPO, the fair value of the common stock is the closing stock price of the Company's Class A common stock as reported on the Nasdaq Global Select Market.

As part of the 2015 Plan, the Company issued options to certain key management that vest upon the achievement of certain performance milestones. During the three months ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense related to the performance based options of $3.7 million and $0.1 million, respectively.

For the three months ended September 30, 2019 and 2018, the weighted-average grant date fair value per option was $12.80 and $4.22, respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	Three Months Ended September 30,
	2019	2018
Weighted average risk-free interest rate (1)	1.6%	2.9%
Weighted average expected term (in years)	6.3	6.3
Weighted average expected volatility (2)	45.0%	45.0%
Expected dividend yield	—	—
____________________________
(1)Based on U.S. Treasury seven-year constant maturity interest rate whose term is consistent with the expected term of the option.
(2)Expected volatility is based on an analysis of comparable public company volatilities and adjusted for the Company’s stage of development.

With respect to the grants made under the 2015 Plan, the Company recognized stock-based compensation expense of $19.0 million and $3.4 million for the three months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company had $213.1 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 3.7 years.

During the three months ended September 30, 2019, the holder of a warrant to purchase 240,000 shares of the Company's Class B common stock net exercised the warrant into 238,253 shares of Class B common stock at an exercise price of $0.19 per share. As of September 30, 2019, there were zero warrants issued and outstanding.

Employee Stock Purchase Plan
In August 2019, the Board of Directors adopted, and in September 2019, the Company's stockholders approved, the ESPP, through which eligible employees may purchase shares of the Company's Class A common stock at a discount through accumulated payroll deductions. The ESPP became effective on the date the registration statement, in connection with the Company’s IPO, was declared effective by the SEC (the "Effective Date"). A total of 5,600,000 shares of the Company's Class A common stock are available for issuance and sale to eligible employees under the ESPP. The number of shares of the Company's Class A common stock that will be available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion.

Unless otherwise determined by the Board of Directors, each offering period will consist of four six-month purchase periods, provided that the initial offering period commenced on the Effective Date and will end on August 31, 2021, and the initial purchase period will end February 28, 2020. Thereafter, each offering period and each purchase period will commence on September 1 and March 1 and end on August 31 and February 28 of each two-year period or each six-month period, respectively.

Unless otherwise determined by the Board of Directors, the purchase price for each share of Class A common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period or the fair market value per share on the last trading day of the applicable purchase period.

12. Income Taxes
The Company recorded a provision for income taxes of $0.1 million and zero for the three months ended September 30, 2019 and 2018, respectively. The tax income provision consists of the Texas state franchise tax and international income taxes.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome.

13. Loss Per Share
The computation of loss per share is as follows:

	Three Months Ended September 30,
	2019	2018
	(in millions, except share and per share amounts)
Basic loss per share:
Net loss attributable to common stockholders	$(49.8)	$(54.5)
Shares used in computation:
Weighted-average common shares outstanding	38,453,864	24,999,075
Basic and diluted loss per share	$(1.29)	$(2.18)

Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended September 30,
	2019	2018
Employee stock options	38,113,154	9,389,725
Warrants	—	231,358
Redeemable convertible preferred stock	—	189,147,535

14. Segment Information
The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company has three reportable segments: Connected Fitness Products, Subscription and Other. Segment information is presented in the same manner that the Company’s Chief Operating Decision Maker (the “CODM”) reviews the operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. No operating segments have been aggregated to form the reportable segments. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis. As of September 30, 2019, the Company did not have material assets located outside of the United States.

The Connected Fitness Product segment derives revenue from sale of the Bike, Tread and related accessories, and associated fees for delivery and installation and extended warranty agreements. The Subscription segment derives revenue from monthly Subscription fees as well as credits from live studio classes. The Other segment primarily consists of boutique and apparel sales. There are no internal revenue transactions between the Company’s segments.

Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows:

	Three Months Ended September 30,
	2019	2018
	(in millions)
Connected Fitness Products:
Revenue	$157.6	$77.9
Cost of revenue	89.8	42.2
Gross profit	$67.8	$35.7
Subscription:
Revenue	$67.2	$31.7
Cost of revenue	29.5	16.3
Gross profit	$37.7	$15.4
Other:
Revenue	$3.3	$2.5
Cost of revenue	3.6	2.1
Gross profit	$(0.4)	$0.4
Consolidated:
Revenue	$228.0	$112.1
Cost of revenue	122.9	60.6
Gross profit	$105.1	$51.5

Reconciliation of Gross Profit
Operating expenditures, interest (income) and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable segment gross profit to consolidated loss before tax is as follows:

	Three Months Ended September 30,
	2019	2018
	(in millions)
Segment Gross Profit	$105.1	$51.5
Sales and marketing	(77.6)	(45.5)
General and administrative	(60.9)	(50.0)
Research and development	(17.4)	(11.6)
Total other income (expense), net	1.2	1.0
Loss before provision for income taxes	$(49.7)	$(54.5)

15. Subsequent Events
Tonic Fitness Technology Acquisition
On October 16, 2019, the Company acquired Tonic Fitness Technology, Inc. (“Tonic”), a manufacturing company located in Taiwan, for a purchase price of approximately $47.4 million, net of cash acquired, which was paid in cash. Upon completion of the transaction, Tonic became a wholly-owned subsidiary of the Company. The Company acquired Tonic in order to have more control over its supply chain and to help the Company scale its production. The acquisition will be accounted for under the acquisition method. The Company is still in the process of identifying and allocating fair values to the tangible and intangible assets and liabilities acquired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus, or Prospectus, dated September 25, 2019 and filed with the U.S. Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, on September 26, 2019. As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Prospectus.

Overview
Peloton is the largest interactive fitness platform in the world with a loyal community of over 1.6 million Members as of September 30, 2019. We pioneered connected, technology-enabled fitness, and the streaming of immersive, instructor-led boutique classes to our Members anytime, anywhere. We make fitness entertaining, approachable, effective, and convenient while fostering social connections that encourage our Members to be the best versions of themselves. We define a Member as any individual who has a Peloton account.

Our Connected Fitness Product offerings currently include the Peloton Bike, launched in 2014, and the Peloton Tread, launched in 2018. Our revenue is primarily generated from the sale of our Connected Fitness Products and associated recurring subscription revenue. We have experienced significant growth in sales of our Connected Fitness Products, which, when combined with our low Average Net Monthly Connected Fitness Churn has led to significant growth in Connected Fitness Subscribers. From the three months ended September 30, 2018 to the three months ended September 30, 2019, total revenue grew 103%, and our Connected Fitness Subscriber base grew 103%.

Our compelling financial profile is characterized by high growth, strong retention, recurring revenue, margin expansion, and efficient customer acquisition. Our low Average Net Monthly Connected Fitness Churn, together with our high Subscription Contribution Margin allows us to generate attractive value from our Connected Fitness Subscribers. When we acquire new Connected Fitness Subscribers, we are able to offset our customer acquisition costs with the gross profit earned on our Connected Fitness Products. This allows for rapid payback of our sales and marketing investments and results in a robust unit economic model.

For the three months ended September 30, 2019 and 2018:

•We generated total revenue of $228.0 million and $112.1 million, respectively, representing 103% year-over-year growth;
•We had 562,774 and 276,957 Connected Fitness Subscribers, respectively, representing 103% year-over-year growth;
•Our Average Net Monthly Connected Fitness Churn was 0.90% and 0.50%, respectively;
•We incurred net losses of $(49.8) million and $(54.5) million, respectively; and
•Our Adjusted EBITDA was $(21.0) million and $(13.5) million, respectively.

For a definition of Connected Fitness Subscribers, Average Net Monthly Connected Fitness Churn, Subscription Contribution Margin, and Adjusted EBITDA, see the section titled “—Key Operational and Business Metrics” in Part I, Item 2 of this Quarterly Report on Form 10-Q.
See the section titled “Non-GAAP Financial Measures” in Part I, Item 2 of this Quarterly Report on Form 10-Q for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

We have also achieved recent major milestones including:

Completion of our IPO and Concurrent Private Placement - We closed our initial public offering, or our IPO, and a concurrent private placement of 43 million shares on September 30, 2019, raising $1.26 billion. The proceeds from the IPO will help us expand our geographical footprint, continue to build our brand and product awareness, and innovate our products, content, and software features with the goal of creating the best fitness experience in the world for our Members. As of September 30, 2019, we had cash and cash equivalents of $1.4 billion.

Launch of Home Trial - In September 2019, we launched Home Trial. First-time Bike purchasers in all of our markets are now able to try the Peloton Bike at home for 30 days after delivery, risk-free. Within the 30-day trial period customers have unlimited access to our full library of thousands of live and on-demand classes allowing them to try our immersive at-home cardio experience, including access to Peloton Digital where Bike purchasers can also experience our running, strength, yoga and meditation classes as well. Customers can decide to return the Bike at any point within the first 30 days for a full refund, including delivery and subscription fees, and we will pick up the Bike at their home free of charge. Allowing potential Members to try the Peloton Bike at home is an important step in continuing to offer the best Member experience possible, while helping us reduce a known barrier to purchase.

Manufacturing Partner Acquisition - In October 2019, we completed the acquisition of one of our long-time, Taiwan-based bike manufacturing partners, Tonic Fitness Technology, Inc., or Tonic. The acquisition of Tonic reaffirms our investment in the continued growth of our core Bike business, and our commitment to delivering the highest end-to-end value to our Members. We believe that having greater control over our supply chain will enable us to strengthen and scale production, increase innovation, and allow us to continue to deliver the highest quality connected fitness products in the market.

International Expansion - In Q2 of fiscal 2020, we will take another important step in our international expansion with the launch of Peloton in Germany. With our entry into Germany, we will be in the three largest fitness markets in the world (United States, United Kingdom, and Germany). Germany will also mark our first time offering non-English language content to users on our platform. To prepare for our sales efforts in

Germany, we will be opening several retail showrooms across the major metropolitan areas of Germany within the first few months of launch, and plan to begin a full-scale national television and digital media campaign in January 2020 to build brand and product awareness.

Key Operational and Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended September 30,
	2019	2018

Connected Fitness Subscribers	562,774	276,957
Average Net Monthly Connected Fitness Churn	0.90%	0.50%
Total Workouts (in millions)	19.2	7.1
Average Monthly Workouts per Connected Fitness Subscriber	11.7	8.9
Subscription Gross Profit (in millions)	$37.7	$15.4
Subscription Contribution (in millions)(1)	$42.4	$18.5
Subscription Gross Margin	56.1%	48.7%
Subscription Contribution Margin(1)	63.0%	58.3%
Net Loss (in millions)	$(49.8)	$(54.5)
Adjusted EBITDA (in millions)(2)	$(21.0)	$(13.5)
Adjusted EBITDA Margin(2)	(9.2)%	(12.0)%
______________________________
(1) Please see the section titled “Non-GAAP Financial Measures” in Part I, Item 2 of this Quarterly Report on Form 10-Q for a reconciliation of Subscription Gross Profit to Subscription Contribution and an explanation for why we consider Subscription Contribution to be a helpful metric for investors.

(2) Please see the section titled “Non-GAAP Financial Measures” in Part I, Item 2 of this Quarterly Report on Form 10-Q for a reconciliation of net loss to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Connected Fitness Subscribers
Our ability to expand the number of Connected Fitness Subscribers is an indicator of our market penetration and growth. A Connected Fitness Subscriber can represent a person, household, or commercial property, such as a hotel or residential building.

A Connected Fitness Subscription is either a paid Connected Fitness Subscriber (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers) or paused Connected Fitness Subscriber (a Connected Fitness Subscription where the Subscriber has requested to “Pause” for up to 3 months). We do not include canceled or unpaid Connected Fitness Subscriptions in the Connected Fitness Subscriber count.

Average Net Monthly Connected Fitness Churn
We use Average Net Monthly Connected Fitness Churn to measure the retention of our Connected Fitness Subscribers. We define Average Net Monthly Connected Fitness Churn as Connected Fitness Subscriber cancellations, net of reactivations, in the quarter, divided by the average number of beginning Connected Fitness Subscribers in each month, divided by three months. This metric does not include data related to our Digital Subscribers who pay a monthly fee for access to our content library on their own devices.

Total Workouts and Average Monthly Workouts per Connected Fitness Subscriber
We review Total Workouts and Average Monthly Workouts per Connected Fitness Subscriber to measure engagement, which is the leading indicator of retention for our Connected Fitness Subscribers. We define Total Workouts as all workouts completed during a given period. We define a Workout as a Connected Fitness Subscriber either completing at least 50% of an instructor-led or scenic ride or run or ten or more minutes of “Just Ride” or “Just Run” mode. We define Average Monthly Workouts per Connected Fitness Subscriber as the Total Workouts completed in the quarter divided by the average number of Connected Fitness Subscribers in each month, divided by three months.

Subscription Contribution and Subscription Contribution Margin
We use Subscription Contribution and Subscription Contribution Margin to measure our ability to scale and leverage the costs of our Connected Fitness Subscriptions. The continued growth of our Connected Fitness Subscriber base will allow us to improve our Subscription Contribution Margin. While there are variable costs, including music royalties, associated with our Connected Fitness Subscriptions, a significant portion of our content creation costs are fixed given that we operate with a limited number of production studios and instructors. The fixed nature of those expenses should scale over time as we grow our Connected Fitness Subscriber base.

We define Subscription Contribution as subscription revenue less cost of subscription revenue, adjusted to exclude depreciation and amortization expense, and stock-based compensation expense. Subscription Contribution Margin is calculated by dividing Subscription Contribution by subscription revenue. See the section titled “—Non-GAAP Financial Measures—Subscription Contribution and Subscription

Contribution Margin” in Part I, Item 2 of this Quarterly Report on Form 10-Q for information regarding our use of Subscription Contribution and Subscription Contribution Margin and a reconciliation of Subscription Contribution to subscription gross profit.

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures that our management uses to assess our operating performance and the operating leverage in our business. Because Adjusted EBITDA and Adjusted EBITDA Margin facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes. We also believe this information will be useful for investors to facilitate comparisons of our operating performance and better identify trends in our business. We expect Adjusted EBITDA Margin to increase over the long-term as we continue to scale our business and achieve greater leverage in our operating expenses.

We calculate Adjusted EBITDA as net loss adjusted to exclude other income, net, provision for income taxes, depreciation and amortization expense, stock-based compensation expense, transaction costs, and certain litigation expenses, consisting of legal settlements and related fees for specific proceedings that arise outside of the ordinary course of our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue. See the section titled “—Non-GAAP Financial Measures—Adjusted EBITDA and Adjusted EBITDA Margin” in Part I, Item 2 of this Quarterly Report on Form 10-Q for information regarding our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss.

Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance.
Adjusted EBITDA and Adjusted EBITDA Margin
We calculate Adjusted EBITDA as net loss adjusted to exclude: interest income, net; other income, net; provision for income taxes; depreciation and amortization expense; stock-based compensation expense; costs related to acquisitions; and certain litigation expenses, consisting of legal settlements and related fees for specific proceedings that arise outside of the ordinary course of our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue.
We use Adjusted EBITDA and Adjusted EBITDA Margin as measures of operating performance and the operating leverage in our business. We believe that these non-GAAP financial measures are useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

•Adjusted EBITDA and Adjusted EBITDA Margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization expense, interest expense, other (income) expense, net, and provision for income taxes that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired;
•our management uses Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with financial measures prepared in accordance with GAAP for planning purposes, including the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance; and
•Adjusted EBITDA and Adjusted EBITDA Margin provide consistency and comparability with our past financial performance, facilitate period-to-period comparisons of our core operating results, and also facilitate comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Our use of Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools, and you should not consider these measures in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are, or may in the future be, as follows:

•although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA and Adjusted EBITDA Margin exclude stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us; or (3) tax payments that may represent a reduction in cash available to us;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect certain litigation expenses, consisting of legal settlements and related fees for specific proceedings, that arise outside of the ordinary course of our business;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect transaction costs related to acquisitions; and
•the expenses and other items that we exclude in our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results and we may, in the future, exclude other significant, unusual or non-recurring expenses or other items from these financial measures.

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended September 30,
	2019	2018
	(dollars in millions)
Net loss (1)	$(49.8)	$(54.5)
Adjusted to exclude the following:
Other income (expense), net	1.2	1.0
Provision for income taxes	0.1	—
Depreciation and amortization expense	7.1	4.2
Stock-based compensation expense	18.7	36.7
Transaction costs	0.3	—
Litigation expenses	3.9	1.2
Adjusted EBITDA	$(21.0)	$(13.5)
Adjusted EBITDA margin	(9.2)%	(12.0)%
______________________
(1) Included in net loss are content costs for past use as follows:

	Three Months Ended September 30,
	2019	2018
	(in millions)
Content costs for past use (1)	$0.9	$2.9

______________________
(1) From time-to-time, we execute music royalty agreements with various music rights holders. As part of these go-forward license agreements, we may also enter into agreements whereby we are released from all potential licensor claims regarding our alleged past use of copyrighted material in our content in exchange for a mutually-agreed payment. We refer to these payments as content costs for past use. Included in Adjusted EBITDA are content costs for past use. These costs had a negative basis point impact on Adjusted EBITDA Margin of 41 and 256 for three months ended September 30, 2019 and 2018, respectively.

Subscription Contribution and Subscription Contribution Margin
We define Subscription Contribution as subscription revenue less cost of subscription revenue, adjusted to exclude from cost of subscription revenue, depreciation and amortization expense and stock-based compensation expense. Subscription Contribution Margin is calculated by dividing Subscription Contribution by subscription revenue.
We use Subscription Contribution and Subscription Contribution Margin to measure our ability to scale and leverage the costs of our Connected Fitness Subscriptions. We believe that these non-GAAP financial measures are useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results because our management uses Subscription Contribution and Subscription Contribution Margin in conjunction with financial measures prepared in accordance with GAAP for planning purposes, including the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.

Our use of Subscription Contribution and Subscription Contribution Margin have limitations as analytical tools, and you should not consider these in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:

•although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Subscription Contribution and Subscription Contribution Margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and
•Subscription Contribution and Subscription Contribution Margin exclude stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy.

Because of these limitations, Subscription Contribution and Subscription Contribution Margin should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Subscription Contribution to subscription gross profit, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,
	2019	2018
	(dollars in millions)
Subscription Revenue	$67.2	$31.7
Less: Cost of Subscription (1)	29.5	16.3
Subscription Gross Profit	$37.7	$15.4
Subscription Gross Margin	56.1%	48.7%
Add back:
Depreciation and amortization expense	3.7	1.8
Stock-based compensation expense	1.0	1.2
Subscription Contribution	$42.4	$18.5
Subscription Contribution Margin	63.0%	58.3%
____________________
(1) Included in cost of subscription are content costs for past use as follows:

	Three Months Ended September 30,
	2019	2018
	(in millions)
Content costs for past use	$0.9	$2.9

____________________
(1) From time-to-time, we execute music royalty agreements with various music rights holders. As part of these go-forward license agreements, we may also enter into agreements whereby we are released from all potential licensor claims regarding our alleged past use of copyrighted material in our content in exchange for a mutually-agreed payment. We refer to these payments as content costs for past use. Included in Subscription Contribution and Subscription Contribution Margin are content costs for past use. These costs had a negative basis point impact on Subscription Contribution Margin of 138 and 904 for the three months ended September 30, 2019 and 2018, respectively.

Components of our Results of Operations

We operate and manage our business in three reportable segments: Connected Fitness Products, Subscription, and Other. We identify our reportable segments based on the information used by management to monitor performance and make operating decisions. See Note 14 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our reportable segments.

Revenue

Connected Fitness Products
Connected Fitness Product revenue consists of sales of our Bike and Tread and related accessories, associated fees for delivery and installation, and extended warranty agreements. Connected Fitness Product revenue is recognized at the time of delivery and is recorded net of returns and discounts and third-party financing program fees.

Subscription
Subscription revenue consists of revenue generated from our monthly $39.00 Connected Fitness Subscription and $19.49 Digital Subscription. Subscription revenue also includes revenue generated from guests who pay to take a live class in one of our studios, which has been immaterial to date.

Historically, we offered a prepaid subscription option where Members earned one free month or three free months of subscription with the upfront purchase of a 12-month subscription or 24-month subscription, respectively. We also offered Connected Fitness Subscribers the ability to purchase a 12-, 24-, or 39-month prepaid subscription with the purchase of a Connected Fitness Product as part of our financing program, which provides 0% APR financing to qualified customers over a term of up to 39 months. The associated financing fees are paid to our third-party partner at the outset of the arrangement and are recorded as a reduction to subscription revenue over the contract term. We terminated both offerings by July 2018 at which point all subsequent future subscriptions became month-to-month. As of September 30, 2019, 90% of our Connected Fitness Subscribers were paying month-to-month subscriptions. We will continue to see an impact to subscription revenue until November 2021 as the revenue under legacy prepaid subscriptions is earned ratably over the remaining service period, which extends up to 39 months from the initial date of subscription activation.

If a Connected Fitness Subscriber owns both a Bike and a Tread, the price of the Subscription remains $39.00 monthly. As of September 30, 2019, approximately 3% of our Connected Fitness Subscribers owned both a Bike and a Tread.

Other
Other revenue primarily consists of Peloton branded apparel.

Cost of Revenue

Connected Fitness Products
Connected Fitness Product cost of revenue consists of Bike and Tread product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement costs, fulfillment costs, warehousing costs, and certain allocated costs related to management, facilities, and personnel-related expenses associated with supply chain logistics. As we launch new Connected Fitness Products, such as the Tread, and continue to grow our presence in new regions where we have not yet achieved economies of scale, we expect to incur higher cost of revenue (as a percentage of sales) for our Connected Fitness Products.

Subscription
Subscription cost of revenue includes costs associated with content creation and costs to stream content to our Members. These costs consist of both fixed costs, including studio rent and occupancy, other studio overhead, instructor and production personnel-related expenses, as well as variable costs, including music royalty fees, content costs for past use, third-party platform streaming costs and payment processing fees for our monthly subscription billings. While our fixed costs currently represent the majority of these costs, music royalty fees are our largest subscription variable cost. As we have grown the number of licensing agreements with music rights holders, music royalty fees as a percent of our subscription revenue has increased. However, unlike music streaming services where having an exhaustive music catalog is vital to be able to compete for customers, we have control over what music we select for our classes. As a result, we expect to be able to manage music expense such that, over time, these fees as a percentage of subscription revenue will flatten, or even decrease.

Other
Other cost of revenue consists primarily of apparel costs, as well as related warehousing and fulfillment costs.

Operating Expenses

Sales and Marketing
Sales and marketing expense consists of performance marketing media spend, asset creation, and other brand creative, all showroom expenses and related lease payments, payment processing fees incurred in connection with the sale of our Connected Fitness Products, sales and marketing personnel-related expenses, and all expenses related to Peloton Digital, our digital app. We intend to continue to invest in our sales and marketing capabilities in the future and expect this expense to increase in absolute dollars in future periods as we release new products and expand internationally. Sales and marketing expense as a percentage of total revenue may fluctuate from period to period based on total revenue and the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over future periods.

General and Administrative
General and administrative expense includes personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal, human resources, and IT functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax and accounting services, and insurance.

We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance and reporting obligations of public companies, and increased costs for insurance, investor relations expenses, and professional services. As a result, we expect that our general and administrative expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue, but we expect to leverage these expenses over time as we grow our revenue and Connected Fitness Subscriber base.

Research and Development
Research and development expense primarily consists of personnel and facilities-related expenses, consulting and contractor expenses, tooling and prototype materials, and software platform expenses. We capitalize certain qualified costs incurred in connection with the development of internal-use software which may also cause research and development expenses to vary from period to period. We expect our research and development expenses to increase in absolute dollars in future periods and vary from period to period as a percentage of total revenue as we continue to hire personnel to develop new and enhance existing Connected Fitness Products and interactive software.

Other Income, Net
Other income, net consists of interest (expense) income associated with our debt financing arrangements, amortization of debt issuance costs and interest income earned on investments.

Provision for Income Taxes
The provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Results of Operations
The following tables set forth our condensed consolidated results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,
	2019	2018
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$157.6	$77.9
Subscription	67.2	31.7
Other	3.3	2.5
Total revenue	228.0	112.1
Cost of revenue(1)(2)
Connected Fitness Products	89.8	42.2
Subscription (3)	29.5	16.3
Other	3.6	2.1
Total cost of revenue	122.9	60.6
Gross profit	105.1	51.5
Operating expenses
Sales and marketing(1)(2)	77.6	45.5
General and administrative(1)(2)	60.9	50.0
Research and development(1)(2)	17.4	11.6
Total operating expenses	156.0	107.1
Loss from operations	(50.9)	(55.6)
Other income, net	1.2	1.0
Loss before provision for income tax	(49.7)	(54.5)
Provision for income taxes	0.1	—
Net loss	$(49.8)	$(54.5)
____________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,
	2019	2018
	(in millions)
Cost of revenue
Connected Fitness Products	$0.3	$—
Subscription	1.0	1.2
Other	—	—
Total cost of revenue	1.3	1.3
Sales and marketing	1.6	4.2
General and administrative	13.5	28.3
Research and development	2.3	3.0
Total stock-based compensation expense	$18.7	$36.7
____________________
(2) Includes depreciation and amortization expense as follows:

	Three Months Ended September 30,
	2019	2018

Cost of revenue
Connected Fitness Products	$0.5	$0.1
Subscription	3.7	1.8
Other	—	—
Total cost of revenue	4.2	1.9
Sales and marketing	1.6	0.6
General and administrative	1.3	1.7
Research and development	—	—
Total depreciation and amortization expense	$7.1	$4.2
____________________
(3) Included in subscription cost of revenue are content costs for past use as follows:

	Three Months Ended September 30,
	2019	2018
	(in millions)
Content costs for past use	$0.9	$2.9
From time-to-time, we execute music royalty agreements with various music rights holders. As part of these go-forward license agreements, we may also enter into agreements whereby we are released from all potential licensor claims regarding our alleged past use of copyrighted material in our content in exchange for a mutually-agreed payment. We refer to these payments as content costs for past use.

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenue

	Three Months Ended September 30,
	2019	2018	Change
Revenue:	(dollars in millions)
Connected Fitness Products	$157.6	$77.9	102.3%
Subscription	67.2	31.7	111.7%
Other	3.3	2.5	29.6%
Total revenue	$228.0	$112.1	103.3%
Percentage of revenue
Connected Fitness Products	69.1%	69.5%
Subscription	29.5	28.3
Other	1.4	2.2
Total	100.0%	100.0%

Connected Fitness Products revenue for the three months ended September 30, 2019 increased $79.7 million, or 102.3%, compared to the three months ended September 30, 2018. This increase was primarily attributable to the significant growth in number of Connected Fitness Products delivered during the period, which was the result of our growing brand and product awareness, and, to a lesser extent, as a result of the launch of Tread and our entry into our first international market, both of which occurred late in the first quarter of fiscal 2019.

Subscription revenue for the three months ended September 30, 2019 increased $35.4 million, or 111.7%, compared to the three months ended September 30, 2018. This increase was primarily attributable to the growth in our Connected Fitness Subscribers from 276,957 to 562,774 during the period. The growth of our Connected Fitness Subscribers was primarily driven by the increased number of Connected Fitness Products delivered during the period and our low Average Net Monthly Connected Fitness Churn of 0.90% for three months ended September 30, 2019. We believe engagement is a leading indicator of retention. Our Member engagement continued to grow with 11.7 Average Monthly Workouts per Connected Fitness Subscriber versus 8.9 Workouts in the same period last year. Our Connected Fitness Subscribers worked out with Peloton 19.2 million times, up from 7.1 million workouts in the same period last year, representing 171% year-over-year growth.

Other revenue for the three months ended September 30, 2019 increased $0.7 million, or 29.6%, compared to the three months ended September 30, 2018. The increase was attributable to the growth of our branded apparel sales during the period.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2019	2018	Change
Cost of Revenue:	(dollars in millions)
Connected Fitness Products	$89.8	$42.2	112.7%
Subscription	29.5	16.3	81.1%
Other	3.6	2.1	72.1%
Total cost of revenue	122.9	60.6	102.8%
Gross Profit:
Connected Fitness Products	67.8	35.7	90.0%
Subscription	37.7	15.4	144.0%
Other	(0.4)	0.4	(189.0)%
Total gross profit	$105.1	$51.5	104.0%
Gross Margin:
Connected Fitness Products	43.0%	45.8%
Subscription	56.1%	48.7%
Other	(11.2)%	16.3%

Connected Fitness Product cost of revenue for the three months ended September 30, 2019 increased $47.6 million, or 112.7%, compared to three months ended September 30, 2018. This increase was primarily driven by costs associated with the growth in the number of Connected Fitness Products delivered during the period.

Our Connected Fitness Product gross margin decreased slightly for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to the increasing mix of deliveries of Tread which currently has a lower gross margin than our Bike, and the expansion of our field operations delivery program to support our growth.

Subscription cost of revenue for the three months ended September 30, 2019 increased $13.2 million, or 81.1%, compared to three months ended September 30, 2018. This increase was primarily driven by an increase of $7.1 million in music royalty and streaming delivery fees driven by increased usage of our platform, an increase of $2.5 million in personnel-related expenses, an increase of $1.8 million in occupancy costs associated with our two new production studios in New York City and London, an increase of $1.8 million in depreciation and amortization expense and an increase of $1.1 million in payment processing fees for our monthly subscription billing. The increase was partially offset by a decrease of $1.9 million in content costs for past use.

Subscription gross margin increased by 743 basis points from the three months ended September 30, 2018 to the three months ended September 30, 2019 primarily driven by a $1.9 million benefit from lower content costs for past use year-over-year. This benefit was offset by year-over-year total studio rent expense, as the same period last year did not include lease expense for our new production studios in New York City and London.

Other cost of revenue for the three months ended September 30, 2019 increased $1.5 million, or 72.1%, compared to the three months ended September 30, 2018. This increase was primarily attributable to the growth of our branded apparel sales during the period.

Other gross margin decreased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to the impact of sales discounts offered in our referral program.

Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change
	2019	2018
	(dollars in millions)
Sales and marketing	$77.6	$45.5	70.6%
As a percentage of total revenue	34.0%	40.5%

Sales and marketing expense for the three months ended September 30, 2019 increased $32.1 million, or 70.6%, compared to the three months ended September 30, 2018. The increase was due primarily to increased spending on advertising and marketing programs of $21.6 million, an increase in personnel-related expenses of $6.8 million, excluding stock-based compensation expense, due to increased headcount, an increase in expenses related to our showrooms and microstores of $3.8 million, an increase in depreciation and amortization expense of $1.1 million, and an increase in payment processing fees of $0.6 million. This increase was partially offset by a decrease in stock-based compensation expense of $2.6 million driven by a $3.9 million charge in the three months ended September 30, 2018 related to a cash tender offer pursuant to which we repurchased shares of our outstanding common stock and convertible preferred stock from existing stockholders, or the Series F Tender Offer.

General and Administrative

	Three Months Ended September 30,		Change
	2019	2018
	(dollars in millions)
General and administrative	$60.9	$50.0	21.8%
As a percentage of total revenue	26.7%	44.6%

General and administrative expense for the three months ended September 30, 2019 increased $10.9 million, or 21.8%, compared to the three months ended September 30, 2018. The increase was primarily due to an increase in personnel-related expenses of $9.1 million, excluding stock-based compensation expense, due to increased headcount, an increase in professional fees, comprised of legal, accounting, and consulting fees of $7.5 million, an increase in facilities costs from additional leased spaces of $5.4 million, an increase in cost associated with business operations of $2.4 million, and additional costs due to system implementations of $1.3 million. This increase was partially offset by a decrease in stock-based compensation expense of $14.8 million driven by a $26.2 million charge in the three months ended September 30, 2018 related to the Series F Tender Offer.

Research and Development

	Three Months Ended September 30,		Change
	2019	2018
	(dollars in millions)
Research and development	$17.4	$11.6	50.6%
As a percentage of total revenue	7.7%	10.3%

Research and development expense for the three months ended September 30, 2019 increased $5.9 million, or 50.6%, compared to the three months ended September 30, 2018. This increase was due primarily to an increase in personnel-related expenses, which, excluding stock-based compensation expense, increased $5.6 million, due to increased headcount and an increase of $0.8 million in product development and research costs. The increase in cost was partially offset by a decrease in stock-based compensation expense of $0.7 million driven by a $2.5 million charge in the three months ended September 30, 2018 related to the Series F Tender Offer.

Other Income, Net and Provision for Income Taxes

	Three Months Ended September 30,
	2019	2018	Change
	(dollars in millions)
Other income, net	$1.2	$1.0	14.4%
Provision for income taxes	$0.1	$—	NM

Other income, net, was $1.2 million for the three months ended September 30, 2019 compared to $1.0 million for the three months ended September 30, 2018. The increase in other income, net, was primarily due to an increase of $0.7 million in interest earned on cash, cash equivalents, and short-term investments, partially offset by a $0.5 million increase in interest expense incurred under our amended and restated loan and security agreement, or the Amended Credit Agreement, and the associated amortization of deferred financing costs.
Liquidity and Capital Resources
Our operations have been financed primarily through cash flow from operating activities and net proceeds from the sales of our stock. As of September 30, 2019, we had cash and cash equivalents of approximately $1.4 billion and marketable securities $100.4 million. In September 2019, we completed our IPO and a concurrent private placement, in which we issued and sold an aggregate of 43,448,275 shares of our Class A common stock. The price per share to the public in the IPO and in the concurrent private placement was $29.00. We received aggregate net proceeds of $1.2 billion from the IPO and the concurrent private placement, net of the underwriting discounts and before deducting offering costs of approximately $6.3 million.

We believe our existing cash and cash equivalent balances, cash flow from operations, marketable securities portfolio, and amounts available for borrowing under our Amended Credit Agreement will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other growth initiatives, the expansion of sales and marketing activities, the timing of new Connected Fitness Product introductions, market acceptance of our Connected Fitness Products, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.
Amended and Restated Credit Agreement
In June 2019, we entered into the Amended Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, lead arranger and bookrunner and Bank of America, N.A., Barclays Bank PLC, Goldman Sachs Lending Partners LLC, and Silicon Valley Bank, as joint syndication agents, which amended and restated the loan and security agreement we previously entered into in November 2017. The Amended Credit Agreement provides for a $250.0 million secured revolving credit facility, including up to the lesser of $150.0 million and the aggregate unused amount of the facility for the issuance of letters of credit. Interest on the Amended Credit Agreement is paid based on LIBOR plus 2.75% or an Alternative Base Rate plus 1.75%. We are required to pay an annual commitment fee of 0.375% on a quarterly basis based on the unused portion of the revolving credit facility. The principal amount, if any, is payable in full in June 2024. As of September 30, 2019, we had not drawn on the credit facility and did not have outstanding borrowings under the Amended Credit Agreement. As of September 30, 2019, we had outstanding letters of credit totaling $43.0 million issued primarily to cover security deposits for our operating lease and inventory purchase obligations.

We have the option to repay our borrowings under the Amended Credit Agreement without premium or penalty prior to maturity. The Amended Credit Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict our ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Amended Credit Agreement also contains certain financial condition covenants, including maintaining a total level of liquidity of not less than $125.0 million and maintaining certain minimum total revenue ranging from $725.0 million to $1,985.0 million depending on the applicable date of determination.

Cash Flows

	Three Months Ended September 30,
	2019	2018
	(in millions)
Net cash flows used in operating activities	$(76.2)	$(30.2)
Net cash flows provided by (used in) investing activities	92.8	(11.2)
Net cash flow provided by financing activities	1,198.4	539.3

Operating Activities
Net cash used in operating activities of $76.2 million for the three months ended September 30, 2019 was primarily due to a net loss of $49.8 million and a decrease in net change in operating assets and liabilities of $61.8 million, partially offset by non-cash adjustments of $35.4 million. The decrease in net operating assets and liabilities was primarily due to a $69.1 million increase in inventory levels as we ramp up supply to support demand ahead of the holiday season; partially offset by a $17.5 million increase in accounts payable and accrued expenses related to increased expenditures to support general business growth as well as the timing of payments, and an $8.5 million increase in customer deposits and deferred revenue driven by increased sales and timing. Non-cash adjustments primarily consisted of stock-based compensation expense, right-of use-asset operating lease expense, and depreciation and amortization expense.

Net cash used in operating activities of $30.2 million for the three months ended September 30, 2018 was primarily due to a net loss of $54.5 million and a decrease in net change in operating assets and liabilities of $16.7 million, partially offset by non-cash adjustments of $41.0 million. The decrease in net change in operating assets and liabilities was primarily due to a $25.8 million increase in inventory levels as a result of our introduction of Peloton Tread, as well as our expansion into the United Kingdom and Canada, and an $8.8 million increase in prepaid expenses and other current assets; partially offset by a $21.9 million increase in accounts payable and accrued expenses related to increased expenditures to support general business growth. Non-cash adjustments primarily consisted of stock-based compensation expense and depreciation and amortization expense.
Investing activities

Cash provided by investing activities for the three months ended September 30, 2019 of $92.8 million was primarily related to maturities of marketable securities of $115.3 million, partially offset by $22.5 million used for capital expenditures primarily related to the continued build out of our new Peloton Studios in New York and London, our New York City headquarters, and new showrooms.

Cash used in investing activities for the three months ended September 30, 2018 of $11.2 million was for capital expenditures.
Financing activities
Net cash provided by financing activities of $1.2 billion for three months ended September 30, 2019 was primarily related to proceeds from our IPO and concurrent private placement, net of the underwriting discount and before deducting offering costs of $6.3 million.

Net cash provided by financing activities of $539.3 million for the three months ended September 30, 2018 was primarily related to proceeds from the issuance of convertible preferred stock, net of issuance costs.

Contractual Obligations
There were no material changes in our contractual obligations and commitments during the three months ended September 30, 2019 from the contractual obligations and commitments disclosed in the Prospectus. See Note 9 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2019.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity/deficit, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Note 2 of the notes to our condensed consolidated financial statements in the section titled “—Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Prospectus.

Except as described in Note 2 of the notes to our condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the Prospectus.
Recent Accounting Pronouncements
See Note 2 of the notes to our condensed consolidated financial statements in the section titled “—Recently Issued Accounting Pronouncements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this report.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk
We had cash and cash equivalents and marketable securities of $1.4 billion as of September 30, 2019. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during the three months ended September 30, 2019 would not have had a material impact on our condensed consolidated financial statements.
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Amended Credit Agreement. We monitor our cost of borrowing under our facility, taking into account our funding requirements, and our expectations for short-term rates in the future. A hypothetical 10% change in the interest rate on our Amended Credit Agreement for all periods presented would not have a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
To date, all of our inventory purchases have been denominated in U.S. dollars. Our international sales are primarily denominated in foreign currencies and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our revenue. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. For example, we recently purchased Tonic, a contract manufacturer, and our operating expenses incurred in manufacturing our products in Tonic's facilities in Taiwan are denominated in foreign currencies and not in U.S. dollars. In addition, our suppliers incur many costs, including labor and supply costs, in other currencies. While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses. To date, we have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged as our foreign currency denominated inflows have covered our foreign currency denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2019.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Reported Material Weakness
As disclosed in the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q, we previously identified material weaknesses in our internal control over financial reporting related to information technology general controls, controls to address segregation of certain accounting duties, timely reconciliation and analysis of certain key accounts, and the review of journal entries. We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

Accordingly, we have determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.

Remediation Plans
We have commenced measures to remediate the identified material weaknesses. These measures include adding personnel as well as implementing new financial systems and processes. We intend to continue to take steps to remediate the material weaknesses described above and further evolving our accounting processes. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate.

Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 9 of the notes to our condensed consolidated financial statements in the section titled “—Legal Proceedings” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Further, we are and, from time to time, we may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any other legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and the Prospectus, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the accompanying notes and the information contained in our other public filings before deciding whether to invest in shares of our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have incurred operating losses in the past, expect to incur operating losses in the future, and may not achieve or maintain profitability in the future.

We have incurred operating losses each year since our inception in 2012, including net losses of $(71.1) million, $(47.9) million, and $(195.6) million for fiscal 2017, 2018, and 2019, respectively, and had a net loss of $(49.8) million in the three months ended September 30, 2019 and expect to continue to incur net losses for the foreseeable future. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, continue to invest in research and development, expand our operating and retail infrastructure, add content and software features to our platform, expand into new geographies, develop new Connected Fitness Products and in connection with legal, accounting, and other expenses related to operating as a public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products and services, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.

We may be unable to attract and retain Subscribers, which could have an adverse effect on our business and rate of growth.

We have experienced significant Subscriber growth over the past several years. Our continued business and revenue growth is dependent on our ability to continuously attract and retain Subscribers, and we cannot be sure that we will be successful in these efforts, or that Subscriber retention levels will not materially decline. There are a number of factors that could lead to a decline in Subscriber levels or that could prevent us from increasing our Subscriber levels, including:

•our failure to introduce new features, products, or services that Members find engaging or our introduction of new products or services, or changes to existing products and services that are not favorably received;
•harm to our brand and reputation;
•pricing and perceived value of our offerings;
•our inability to deliver quality products, content, and services;
•our Members engaging with competitive products and services;
•technical or other problems preventing Members from accessing our content and services in a rapid and reliable manner or otherwise affecting the Member experience;

•unsatisfactory experiences with the delivery, installation, or service of our Connected Fitness Products;
•a decline in the public’s interest in indoor cycling or running, or other fitness disciplines that we invest most heavily in; and
•deteriorating general economic conditions or a change in consumer spending preferences or buying trends.

Additionally, further expansion into international markets such as Canada, the United Kingdom, and Germany will create new challenges in attracting and retaining Subscribers that we may not successfully address. As a result of these factors, we cannot be sure that our Subscriber levels will be adequate to maintain or permit the expansion of our operations. A decline in Subscriber levels could have an adverse effect on our business, financial condition, and operating results.

If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative, and updated products and services in a timely manner or effectively manage the introduction of new or enhanced products and services, our business may be adversely affected.

Our success in maintaining and increasing our Subscriber base depends on our ability to identify and originate trends as well as to anticipate and react to changing consumer demands in a timely manner. Our products and services are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new or enhanced offerings in a timely manner, or our new or enhanced offerings are not accepted by our Subscribers, our competitors may introduce similar offerings faster than us, which could negatively affect our rate of growth. Moreover, our new offerings may not receive consumer acceptance as preferences could shift rapidly to different types of fitness and wellness offerings or away from these types of offerings altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower subscription rates, lower sales, pricing pressure, lower gross margins, discounting of our existing Connected Fitness Products, and excess inventory levels. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address them will partially depend upon our continued ability to develop and introduce innovative, high-quality offerings. Development of new or enhanced products and services may require significant time and financial investment, which could result in increased costs and a reduction in our profit margins. For example, we have historically incurred higher levels of sales and marketing expenses accompanying each product and service introduction.

Moreover, we must successfully manage introductions of new or enhanced products and services, which could adversely impact the sales of our existing products and services. For instance, consumers may choose to forgo purchasing existing products or services in advance of new product and service launches and we may experience higher returns from users of existing products. As we introduce new or enhanced products and services, we may face additional challenges managing a more complex supply chain and manufacturing process, including the time and cost associated with onboarding and overseeing additional suppliers, contract manufacturers, and logistics providers. We may also face challenges managing the inventory of new or existing products, which could lead to excess inventory and discounting of such products. In addition, new or enhanced products or services may have varying selling prices and costs compared to legacy products and services, which could negatively impact our gross margins and operating results.

The market for our products and services is still in the early stages of growth and if it does not continue to grow, grows more slowly than we expect, or fails to grow as large as we expect, our business, financial condition, and operating results may be adversely affected.

The connected fitness and wellness market is relatively new, rapidly growing, largely unproven, and it is uncertain whether it will sustain high levels of demand and achieve wide market acceptance. Our success depends substantially on the willingness of consumers to widely adopt our products and services. To be successful, we will have to educate consumers about our products and services through significant investment, and provide quality content that is superior to the content and experiences provided by our competitors. Additionally, the fitness and wellness market at large is heavily saturated, and the demand for and market acceptance of new products and services in the market is uncertain. It is difficult to predict the future growth rates, if any, and size of our market. We cannot assure you that our market will develop, that the public’s interest in connected fitness and wellness will continue, or that our products and services will be widely adopted. If our market does not develop, develops more slowly than expected, or becomes saturated with competitors, or if our products and services do not achieve market acceptance, our business, financial condition, and operating results could be adversely affected.

We have a limited operating history and our past financial results may not be indicative of our future performance. Further, our revenue growth rate is likely to slow as our business matures.

We began operations in 2012, shipped our first Bike in 2014, and shipped our first Tread in 2018. We have a limited history of generating revenue. As a result of our short operating history, we have limited financial data that can be used to evaluate our current business. Therefore, our historical revenue growth should not be considered indicative of our future performance. In particular, we have experienced periods of high revenue growth since we began selling our Bike that we do not expect to continue as our business matures. Estimates of future revenue growth are subject to many risks and uncertainties and our future revenue may differ materially from our projections. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including market acceptance of our products and services, attracting and retaining Subscribers, and increasing competition and expenses as we expand our business. We cannot be sure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these risks successfully. In addition, we may not achieve sufficient revenue to attain or maintain positive cash flows from operations or profitability in any given period, or at all.

We operate in a highly competitive market and we may be unable to compete successfully against existing and future competitors.

Our products and services are offered in a highly competitive market. We face significant competition in every aspect of our business, including at-home fitness equipment and content, fitness clubs, in-studio fitness classes, and health and wellness apps. Moreover, we expect the competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that compete with ours.

Our competitors may develop, or have already developed, products, features, content, services, or technologies that are similar to ours or that achieve greater acceptance, may undertake more successful product development efforts, create more compelling employment opportunities, or marketing campaigns, or may adopt more aggressive pricing policies. Our competitors may develop or acquire, or have already developed or acquired, intellectual property rights that significantly limit or prevent our ability to compete effectively in the public marketplace. In addition, our competitors may have significantly greater resources than us, allowing them to identify and capitalize more efficiently upon opportunities in new markets and consumer preferences and trends, quickly transition and adapt their products and services, devote greater resources to marketing and advertising, or be better positioned to withstand substantial price competition. If we are not able to compete effectively against our competitors, they may acquire and engage customers or generate revenue at the expense of our efforts, which could have an adverse effect on our business, financial condition, and operating results.

We derive a significant majority of our revenue from sales of our Bike. A decline in sales of our Bike would negatively affect our future revenue and operating results.

Our Connected Fitness Products are sold in highly competitive markets with limited barriers to entry. Introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending, or other factors could result in a decline in our revenue derived from our Connected Fitness Products, which may have an adverse effect on our business, financial condition, and operating results. Because we derive a significant majority of our revenue from the sales of our Bike, any material decline in sales of our Bike would have a pronounced impact on our future revenue and operating results.

We rely on a limited number of suppliers, contract manufacturers, and logistics partners for our Connected Fitness Products. A loss of any of these partners could negatively affect our business.

We manufacture certain components of our Connected Fitness Products in-house, and we also rely on a limited number of contract manufacturers and suppliers to manufacture and transport our Connected Fitness Products. If our internal manufacturing abilities are compromised in any way, we would be reliant on a limited number of contract manufacturers for all of our manufacturing needs. Our reliance on a limited number of contract manufacturers for each of our Connected Fitness Products increases our risks, since we do not currently have alternative or replacement contract manufacturers beyond these key parties. In the event of interruption from any of our contract manufacturers, our own manufacturing capabilities, or suppliers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, both our own and our contract manufacturers’ primary facilities are located in Taiwan. Thus, our business could be adversely affected if one or more of our suppliers is impacted by a natural disaster or other interruption at a particular location.

If we experience a significant increase in demand for our Connected Fitness Products, or if we need to replace an existing supplier or partner, we may be unable to supplement or replace them on terms that are acceptable to us, which may undermine our ability to deliver our products to Members in a timely manner. For example, if we require additional manufacturing support, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build our products to our specifications in sufficient volume. Identifying suitable suppliers, manufacturers, and logistics partners is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any of our significant suppliers, contract manufacturers, or logistics partners could have an adverse effect on our business, financial condition and operating results.

We have limited control over our suppliers, contract manufacturers, and logistics partners, which may subject us to significant risks, including the potential inability to produce or obtain quality products and services on a timely basis or in sufficient quantity.

We have limited control over our suppliers, contract manufacturers, and logistics partners, which subjects us to risks, such as the following:

•inability to satisfy demand for our Connected Fitness Products;
•reduced control over delivery timing and product reliability;
•reduced ability to monitor the manufacturing process and components used in our Connected Fitness Products;
•limited ability to develop comprehensive manufacturing specifications that take into account any materials shortages or substitutions;
•variance in the manufacturing capability of our third-party manufacturers;
•price increases;
•failure of a significant supplier, manufacturer, or logistics partner to perform its obligations to us for technical, market, or other reasons;
•variance in the quality of last mile services provided by our third-party logistics partners;
•difficulties in establishing additional supplier, manufacturer, or logistics partner relationships if we experience difficulties with our existing suppliers, manufacturers, or logistics partners;
•shortages of materials or components;
•misappropriation of our intellectual property;
•exposure to natural catastrophes, political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our Connected Fitness Products are manufactured or the components thereof are sourced;
•changes in local economic conditions in the jurisdictions where our suppliers, manufacturers, and logistics partners are located;
•the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, tariffs, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and

•insufficient warranties and indemnities on components supplied to our manufacturers or performance by our partners.

We also rely on our logistics partners, including last mile warehouse and delivery partners, to complete a substantial percentage of our deliveries to customers, with the rest of the deliveries handled by our own last mile team. Our primary last mile partner relies on a network of independent contractors to perform last mile services for us in many markets. If any of these independent contractors, or the last mile partner as a whole, do not perform their obligations or meet the expectations of us or our Members, our reputation and business could suffer.

The occurrence of any of these risks, especially during seasons of peak demand, could cause us to experience a significant disruption in our ability to produce and deliver our products to our customers.

We depend upon third-party licenses for the use of music in our content. An adverse change to, loss of, or claim that we do not hold necessary licenses may have an adverse effect on our business, operating results, and financial condition.

Music is an important element of the overall content that we make available to our Members. To secure the rights to use music in our content, we enter into agreements to obtain licenses from rights holders such as record labels, music publishers, performing rights organizations, collecting societies, artists, and other copyright owners or their agents. We pay royalties to such parties or their agents around the world.

The process of obtaining licenses involves identifying and negotiating with many rights holders, some of whom are unknown or difficult to identify, and implicates a myriad of complex and evolving legal issues across many jurisdictions, including open questions of law as to when and whether particular licenses are needed. Rights holders also may attempt to take advantage of their market power to seek onerous financial terms from us. Our relationship with certain rights holders may deteriorate. Artists and/or artist groups may object and may exert public or private pressure on rights holders to discontinue or to modify license terms. Additionally, there is a risk that aspiring rights holders, their agents, or legislative or regulatory bodies will create or attempt to create new rights that could require us to enter into new license agreements with, and pay royalties to, newly defined groups of rights holders, some of which may be difficult or impossible to identify.

With respect to musical compositions, in addition to obtaining publishing rights, we generally need to obtain separate public performance rights. In the United States, public performance rights are typically obtained through intermediaries known as performing rights organizations, or PROs, which (a) issue blanket licenses with copyright users for the public performance of compositions in their repertory, (b) collect royalties under those licenses, and (c) distribute such royalties to copyright owners. We have agreements with each of the following PROs in the United States: the American Society of Composers, Authors and Publishers, or ASCAP, and Broadcast Music, Inc., or BMI, Global Music Rights, and SESAC. The royalty rates available to us from the PROs today may not be available to us in the future. Licenses provided by ASCAP and BMI currently are governed by consent decrees, which were issued by the U.S. Department of Justice in an effort to curb anti-competitive conduct. Removal of or changes to the terms or interpretation of these agreements could affect our ability to obtain licenses from these PROs on current and/or otherwise favorable terms, which could harm our business, operating results, and financial condition.

In other parts of the world, including in Canada and Europe, we obtain licenses for musical compositions either through local collecting societies representing publishers, or from publishers directly, or a combination thereof. We cannot guarantee that our licenses with collecting societies and our direct licenses with publishers provide full coverage for all of the musical compositions we use in our service in the countries in which we operate, or that we may enter in the future. Publishers, songwriters, and other rights holders who choose not to be represented by major or independent publishing companies or collecting societies have, and could in the future, adversely impact our ability to secure licensing arrangements in connection with musical compositions that such rights holders own or control, and could increase the risk of liability for copyright infringement.

Although we expend significant resources to seek to comply with the statutory, regulatory, and judicial frameworks, we cannot guarantee that we currently hold, or will always hold, every necessary right to use all of the music that is used on our service, and we cannot assure you that we are not infringing or violating any third-party intellectual property rights, or that we will not do so in the future.

These challenges, and others concerning the licensing of music on our platform, may subject us to significant liability for copyright infringement, breach of contract, or other claims. For additional information, see Note 9 of the notes to our condensed consolidated financial statements in the section titled “—Legal Proceedings” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our success depends on our ability to maintain the value and reputation of the Peloton brand.

We believe that our brand is important to attracting and retaining Members. Maintaining, protecting, and enhancing our brand depends largely on the success of our marketing efforts, ability to provide consistent, high-quality products, services, features, content, and support, and our ability to successfully secure, maintain, and defend our rights to use the “Peloton” mark, our “P” logo, and other trademarks important to our brand. We believe that the importance of our brand will increase as competition further intensifies and brand promotion activities may require substantial expenditures. Our brand could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity. Unfavorable publicity about us, including our products, services, technology, customer service, content, personnel, and suppliers could diminish confidence in, and the use of, our products and services. Such negative publicity also could have an adverse effect on the size, engagement and loyalty of our Member base and result in decreased revenue, which could have an adverse effect on our business, financial condition, and operating results.

We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.

We have expanded our operations rapidly and have limited operating experience at our current size. For example, between June 30, 2017 and September 30, 2019, our employee headcount increased from 443 to 2,373, and we expect headcount growth to continue for the foreseeable future. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. Moreover, the vertically integrated nature of our business, where we design our own Connected Fitness Products, develop our own software, produce original fitness and wellness programming, sell our products exclusively through our own sales teams and e-commerce site, and deliver and service our Connected Fitness Products, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed.

Our growth strategy contemplates a significant increase in our advertising and other marketing spending and expanding our retail showroom presence. Many of our existing retail showrooms are relatively new and we cannot assure you that these showrooms or that future showrooms will generate revenue and cash flow comparable with those generated by our more mature locations, especially as we move to new geographic markets. Further, many of our retail showrooms are leased pursuant to multi-year short-term leases, and our ability to negotiate favorable terms on an expiring lease or for a lease renewal option may depend on factors that are not within our control. We may also open additional production studios as we expand internationally, which will require significant additional investment. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.

Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the market in which we sell our products and services, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our future growth effectively could have an adverse effect on our business, financial condition, and operating results.

We cannot compel third parties to license their music to us, and our business may be adversely affected if our access to music is limited. The concentration of control of content by major music licensors means that the actions of one or a few licensors may adversely affect our ability to provide our service.

We enter into license agreements to obtain rights to use music in our service, including with major record companies (Sony Music Entertainment, Universal Music Group, and Warner Music Group), independent record labels, major music publishers (Sony/ATV Music Publishing, Universal Music Publishing Group, and Warner/Chappell Music), and independent music publishers and administrators who collectively hold the rights to a significant number of sound recordings and musical compositions.

Comprehensive and accurate ownership information for the musical compositions embodied in sound recordings is sometimes unavailable, or in some cases, impossible to obtain if withheld by the owners or administrators of such rights. In some cases, we obtain ownership information directly from music publishers, and in other cases we rely on the assistance of third parties to determine ownership information.

If the information provided to us or obtained by such third parties does not comprehensively or accurately identify the ownership of musical compositions, or if we are unable to determine which musical compositions correspond to specific sound recordings, it becomes difficult or impossible to identify the appropriate rights holders to whom to pay royalties. This may make it difficult to comply with the obligations of any agreements with those rights holders or to secure the appropriate licenses with all necessary parties.

Given the high level of content concentration in the music industry, the market power of a few licensors, and the lack of transparent ownership information for compositions, we may be unable to license a large amount of music or the music of certain popular artists, and our business, financial condition, and operating results could be materially harmed.

We are a party to many music license agreements that are complex and impose numerous obligations upon us that may make it difficult to operate our business, and a breach of such agreements could adversely affect our business, operating results, and financial condition.

Our license agreements are complex and impose numerous obligations on us, including obligations to, among other things:

•calculate and make payments based on complex royalty structures, which requires tracking usage of content in our service that may have inaccurate or incomplete metadata necessary for such calculation;
•provide periodic reports on the exploitation of the content in specified formats;
•represent that we will obtain all necessary publishing licenses and consents and pay all associated fees, royalties, and other amounts due for the licensing of musical compositions;
•comply with certain marketing and advertising restrictions;
•grant the licensor the right to audit our compliance with the terms of such agreements; and
•comply with certain security and technical specifications.

Certain of our license agreements also contain minimum guarantees or require that we make minimum guarantee or advance payments, which are not always tied to our number of Subscribers or stream counts for music used in our service. Accordingly, our ability to achieve and sustain profitability and operating leverage in part depends on our ability to increase our revenue through increased sales of Subscriptions on terms that maintain an adequate gross margin. Our license agreements that contain minimum guarantees typically have terms of between one and three years, but our Subscribers may cancel their subscriptions at any time. We rely on estimates to forecast whether such minimum guarantees and advances against royalties could be recouped against our actual content costs incurred over the term of the license agreement. To the extent that our estimates underperform relative to our expectations, and our content costs do not exceed such minimum guarantees and advance payments, our margins may be adversely affected.

Some of our license agreements also include so-called “most-favored nations” provisions, which require that certain terms (including material financial terms) are no less favorable than those provided to any similarly situated licensor. If agreements are amended or new agreements are entered into on more favorable terms, these most-favored nations provisions could cause our payment or other obligations to escalate substantially. Additionally, some of our license agreements require consent to undertake new business initiatives utilizing the licensed content (e.g., alternative distribution models), and without such consent, our ability to undertake new business initiatives may be limited and our competitive position could be impacted.

If we breach any obligations in any of our license agreements, or if we use content in ways that are found to exceed the scope of such agreements, we could be subject to monetary penalties or claims of infringement, and our rights under such agreements could be terminated.

In the past, we have entered into agreements that required us to make substantial payments to licensors to resolve instances of past use at the same time that we enter into go-forward licenses. These agreements may also include most-favored nations provisions. If triggered, these most favored nations provisions could cause our payments or other obligations under those agreements to escalate substantially. If we need to enter into additional similar agreements in the future, it could have a material adverse effect on our business, financial condition, and operating results.

Our business could be adversely affected from an accident, safety incident, or workforce disruption.

Our internal manufacturing processes and related activities, as well as our in-house warehousing and last-mile logistics activities, could expose us to significant personal injury claims that could subject us to substantial liability. While we maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate to cover fully all claims, and we may be forced to bear substantial losses from an accident or safety incident resulting from our manufacturing, warehousing, or last-mile activities. Additionally, if our employees decide to join or form a labor union, we may become party to a collective bargaining agreement, which could result in higher employee costs and increased risk of work stoppages. It is also possible that a union seeking to organize one subset of our employee population, such as the employees in our manufacturing facility, could also mount a corporate campaign, resulting in negative publicity or other actions that require attention by our management team and our employees. Negative publicity, work stoppages, or strikes by unions could have an adverse effect on our business, prospects, financial condition, and operating results.

Our business is affected by seasonality.

Our business has historically been influenced by seasonal trends common to traditional retail selling periods, and we generate a disproportionate amount of sales activity related to our Connected Fitness Products during the period from November through February due in large part to seasonal holiday demand, New Year’s resolutions, and cold weather. For example, we generated approximately 64%, 63%, and 63% of our full fiscal year total revenue during the second and third quarters of fiscal 2017, 2018, and 2019, respectively. Accordingly, adverse events that occur during these months could have a disproportionate effect on our operating results for the entire fiscal year. Moreover, as a result of higher sales during the period from November through February, our working capital needs are greater during the second and third quarters of the fiscal year. As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance. Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be affected by introductions of new or enhanced products and services, including the costs associated with such introductions.

Our passion and focus on delivering a high-quality and engaging Peloton experience may not maximize short-term financial results, which may yield results that conflict with the market’s expectations and could result in our stock price being negatively affected.

We are passionate about continually enhancing the Peloton experience with a focus on driving long-term Member engagement through innovation, immersive content, technologically advanced Connected Fitness Products, and community support, which may not necessarily maximize short-term financial results. We frequently make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve the Peloton experience, which we believe will improve our financial results over the long term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our membership growth and Member engagement, and our business, financial condition, and operating results could be harmed.

Our products and services may be affected from time to time by design and manufacturing defects that could adversely affect our business and result in harm to our reputation.

We offer complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by us, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties. Any such defects could make our products and services unsafe, create a risk of environmental or property damage and personal injury, and subject us to the hazards and uncertainties of product liability claims and related litigation. In addition, from time to time we may experience outages, service slowdowns, or errors that affect our fitness and wellness programming. As a result, our services may not perform as anticipated and may not meet customer expectations. There can be no assurance that we will be able to detect and fix all issues and defects in the hardware, software, and services we offer. Failure to do so could result in widespread technical and performance issues affecting our products and services and could lead to claims against us. We maintain general liability insurance; however, design and manufacturing defects, and claims related thereto, may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-offs of inventory, property and equipment, or intangible assets, and significant warranty and other expenses such as litigation costs and regulatory fines. If we cannot successfully defend any large claim, maintain our general liability insurance on acceptable terms, or maintain adequate coverage against potential claims, our financial results could be adversely impacted. Further, quality problems could adversely affect the experience for users of our products and services, and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for our products and services, delay in new product and service introductions, and lost revenue.

If we fail to offer high-quality Member support, our business and reputation will suffer.

Once our Connected Fitness Products are purchased, our Members rely on our high-touch delivery and set up service to deliver and install their equipment in a professional and efficient manner. Our Members also rely on our support services to resolve any issues related to the use of our Connected Fitness Products and content. Providing a high-quality Member experience is vital to our success in generating word-of-mouth referrals to drive sales and for retaining existing Members. The importance of high-quality support will increase as we expand our business and introduce new products and services. If we do not help our Members quickly resolve issues and provide effective ongoing support, our reputation may suffer and our ability to retain and attract Members, or to sell additional products and services to existing Members, could be harmed.

Our quarterly operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.

Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. Additionally, our limited operating history makes it difficult to forecast our future results. As a result, you should not rely on our past quarterly operating results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial condition and operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•the continued market acceptance of, and the growth of the connected fitness and wellness market;
•our ability to maintain and attract new Subscribers;
•our development and improvement of the quality of the Peloton experience, including, enhancing existing and creating new Connected Fitness Products, services, technology, features, and content;
•the continued development and upgrading of our proprietary technology platform;
•the timing and success of new product, service, feature, and content introductions by us or our competitors or any other change in the competitive landscape of our market;
•pricing pressure as a result of competition or otherwise;
•delays or disruptions in our supply chain;
•errors in our forecasting of the demand for our products and services, which could lead to lower revenue or increased costs, or both;
•increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•the ability to maintain and open new showrooms;
•the continued maintenance and expansion of last mile delivery and maintenance services for our Connected Fitness Products;
•successful expansion into international markets, including Canada, the United Kingdom, and Germany;
•seasonal fluctuations in subscriptions and usage of Connected Fitness Products by our Members, each of which may change as our products and services evolve or as our business grows;
•the diversification and growth of our revenue sources;
•our ability to maintain gross margins and operating margins;
•constraints on the availability of consumer financing or increased down payment requirements to finance purchases of our Connected Fitness Products;
•system failures or breaches of security or privacy;
•adverse litigation judgments, settlements, or other litigation-related costs, including content costs for past use;
•changes in the legislative or regulatory environment, including with respect to privacy, consumer product safety, and advertising, or enforcement by government regulators, including fines, orders, or consent decrees;
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•changes in our effective tax rate;
•changes in accounting standards, policies, guidance, interpretations, or principles; and
•changes in business or macroeconomic conditions, including lower consumer confidence, recessionary conditions, increased unemployment rates, or stagnant or declining wages.

Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our operating results.

The variability and unpredictability of our quarterly operating results or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

We rely on access to our production studios and the creativity of our fitness instructors to generate our class content. If we are unable to access or use our studios or if we are unable to attract and retain high-quality fitness instructors, we may not be able to generate interesting and attractive content for our classes.

All of the fitness and wellness content offered on our platform is produced in one of our four production studios, three of which are located in New York City. Due to our reliance on a limited number of studios in a concentrated location, any incident involving our studios, or affecting New York City at-large, could render our studios inaccessible or unusable and could inhibit our ability to produce and deliver new fitness and wellness content for our Members. Production of the fitness and wellness content on our platform is further reliant on the creativity of our fitness instructors who, with the support of our production team, plan and lead our classes. Our standard employment contract with our fitness instructors has a fixed, multi-year term, however, our instructors may leave Peloton prior to the end of their contracts. If we are unable to attract or retain creative and experienced instructors, we may not be able to generate content on a scale or of a quality sufficient to grow our business. If we fail to produce and provide our Members with interesting and attractive content led by instructors who they can relate to, then our business, financial condition, and operating results may be adversely affected.

We plan to expand into international markets, which will expose us to significant risks.

We are currently expanding our operations to other countries, which requires significant resources and management attention and subjects us to regulatory, economic, and political risks in addition to those we already face in the United States. There are significant risks and costs inherent in doing business in international markets, including:

•difficulty establishing and managing international operations and the increased operations, travel, infrastructure, including establishment of local delivery service and customer service operations, and legal compliance costs associated with locations in different countries or regions;
•the need to vary pricing and margins to effectively compete in international markets;
•the need to adapt and localize products for specific countries, including obtaining rights to third-party intellectual property, including music, used in each country;
•increased competition from local providers of similar products and services;
•the ability to protect and enforce intellectual property rights abroad;
•the need to offer content and customer support in various languages;
•difficulties in understanding and complying with local laws, regulations, and customs in other jurisdictions;
•compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and the U.K. Bribery Act 2010, or U.K. Bribery Act, by us, our employees, and our business partners;
•complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to consumer protection, consumer product safety, and data privacy frameworks, such as the E.U. General Data Protection Regulation;
•varying levels of internet technology adoption and infrastructure, and increased or varying network and hosting service provider costs;
•tariffs and other non-tariff barriers, such as quotas and local content rules, as well as tax consequences;
•fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars; and
•political or social unrest or economic instability in a specific country or region in which we operate, including, for example, the effects of “Brexit,” which could have an adverse impact on our operations in that location.

In addition to expanding our operations into international markets through the sale of our Connected Fitness Products and the production of our platform content, we have, and may in the future, expand our international operations through acquisitions of, or investments in, foreign entities, which may result in additional operational costs and risks. For example, as a result of our recent acquisition of Tonic, one of our manufacturing partners and a Taiwanese entity, we own and are responsible for managing a manufacturing plant in Taiwan. This acquisition requires us to, among other things, fulfill Tonic’s obligations under existing service contracts that are unrelated to our current business, address the difficulties of managing a new workforce in a foreign country with different labor laws, customs, and language barriers, and successfully maintain relationships with Tonic’s current suppliers and contract partners.

We have limited experience with international regulatory environments and market practices and may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. We may face limited brand recognition in certain parts of the world that could lead to non-acceptance or delayed acceptance of our products and services by consumers in new markets. We may also face challenges to acceptance of our fitness and wellness content in new markets. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, financial condition, and operating results.

Increases in component costs, long lead times, supply shortages, and supply changes could disrupt our supply chain and have an adverse effect on our business, financial condition, and operating results.

Meeting customer demand partially depends on our ability to obtain timely and adequate delivery of components for our Connected Fitness Products. All of the components that go into the manufacturing of our Connected Fitness Products are sourced from a limited number of third-party suppliers, and some of these components are provided by a single supplier. Our contract manufacturers generally purchase these components on our behalf, subject to certain approved supplier lists, and we do not have long-term arrangements with most of our component suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our Connected Fitness Products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in design, quantities, and delivery schedules. We may in the future experience component shortages, and the predictability of the availability of these components may be limited. In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources in a timely manner. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled Connected Fitness Product deliveries to our customers.

Moreover, volatile economic conditions may make it more likely that our suppliers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. Further, since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. Several of the components that go into the manufacturing of our Connected Fitness Products are sourced internationally, including from China, where the United States has imposed tariffs on specified products imported therefrom following the U.S. Trade Representative Section 301 Investigation. These tariffs have an impact on our component costs and have the potential to have an even greater impact depending on the outcome of the current trade negotiations, which have been protracted and recently resulted in increases in U.S. tariff rates on specified products from China. Increases in our component costs could have a material effect on our gross margins. The loss of a significant supplier, an increase in component costs, or delays or disruptions in the delivery of components, could adversely impact our ability to generate future revenue and earnings and have an adverse effect on our business, financial condition, and operating results.

Any major disruption or failure of our information technology systems or websites, or our failure to successfully implement upgrades and new technology effectively, could adversely affect our business and operations.

Certain of our information technology systems are designed and maintained by us and are critical for the efficient functioning of our business, including the manufacture and distribution of our Connected Fitness Products, online sales of our Connected Fitness Products, and the ability of our Members to access content on our platform. Our rapid growth has, in certain instances, strained these systems. As we grow, we continue to implement modifications and upgrades to our systems, and these activities subject us to inherent costs and risks associated with replacing and upgrading these systems, including, but not limited to, impairment of our ability to fulfill customer orders and other disruptions in our business operations. Further, our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. If we fail to successfully implement modifications and upgrades or expand the functionality of our information technology systems, we could experience increased costs associated with diminished productivity and operating inefficiencies related to the flow of goods through our supply chain.

In addition, any unexpected technological interruptions to our systems or websites would disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, sell our Connected Fitness Products online, provide services to our Members, and otherwise adequately serve our Members.

Online sales of our Connected Fitness Products through www.onepeloton.com represented over 50% of our units sold in the U.S. for fiscal 2019. The operation of our direct to consumer e-commerce business through our website depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Any system interruptions or delays could prevent potential customers from purchasing our Connected Fitness Products.

Moreover, the ability of our Members to access the content on our platform could be diminished by a number of factors, including Members’ inability to access the internet, the failure of our network or software systems, security breaches, or variability in Member traffic for our platform. Platform failures would be most impactful if they occurred during peak platform use periods, which generally occur before and after standard work hours. During these peak periods, there are a significant number of Members concurrently accessing our platform and if we are unable to provide uninterrupted access, our Members’ perception of our platform’s reliability may be damaged, our revenue could be reduced, our reputation could be harmed, and we may be required to issue credits or refunds, or risk losing Members.

In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner which could have a material adverse effect on our business, financial condition, and operating results.

Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers, based on our estimates of future demand for particular products and services. Failure to accurately forecast our needs may result in manufacturing delays or increased costs. Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products and services, changes in demand for the products and services of our competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale.

Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand. Further, lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies, which could result in lower margins. Conversely, if we underestimate consumer demand, our suppliers and manufacturers may not be able to deliver products to meet our requirements or we may be subject to higher costs in order to secure the necessary production capacity. An inability to meet consumer demand and delays in the delivery of our products to our customers could result in reputational harm and damaged customer relationships and have an adverse effect on our business, financial condition, and operating results.

If we are unable to sustain pricing levels for our Connected Fitness Products and subscriptions, our business could be adversely affected.

If we are unable to sustain pricing levels for our Bike, Tread, and subscription services, whether due to competitive pressure or otherwise, our gross margins could be significantly reduced. Further, our decisions around the development of new products and services are grounded in assumptions about eventual pricing levels. If there is price compression in the market after these decisions are made, it could have a negative effect on our business.

Our revenue could decline due to changes in credit markets and decisions made by credit providers.

Historically, a majority of our customers have financed their purchase of our Connected Fitness Products through third-party credit providers with whom we have existing relationships. If we are unable to maintain our relationships with our financing partners, there is no guarantee that we will be able to find replacement partners who will provide our customers with financing on similar terms, and our ability to sell our Connected Fitness Products may be adversely affected. Further, reductions in consumer lending and the availability of consumer credit could limit the number of customers with the financial means to purchase our products. Higher interest rates could increase our costs or the monthly payments for consumer products financed through other sources of consumer financing. In the future, we cannot be assured that third-party financing providers will continue to provide consumers with access to credit or that available credit limits will not be reduced. Such restrictions or reductions in the availability of consumer credit, or the loss of our relationship with our current financing partners, could have an adverse effect on our business, financial conditions, and operating results.

Our future success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel and senior management.

Our future success depends, in part, on our ability to continue to identify, attract, develop, integrate, and retain qualified and highly skilled personnel, including senior management, engineers, producers, designers, product managers, logistics and supply chain personnel, retail managers, and fitness instructors. In particular, we are highly dependent on the services of John Foley, our Chief Executive Officer and co-founder, who is critical to the development of our business, future vision, and strategic direction. We also heavily rely on the continued service and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business. Also imperative to our success are our fitness instructors, who we rely on to bring new, exciting, and innovative fitness and wellness content to our platform, and who act as brand ambassadors. If the senior management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis then our business and future growth prospects could be harmed.

Additionally, the loss of any key personnel could make it more difficult to manage our operations and research and development activities, reduce our employee retention and revenue, and impair our ability to compete. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees.

Competition for highly skilled personnel is often intense, especially in New York City, where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our Class A common stock declines, it may adversely affect our ability to hire or retain highly skilled employees. In addition, we may periodically change our equity compensation practices, which may include reducing the number of employees eligible for equity awards or reducing the size of equity awards granted per employee. If we are unable to attract, integrate, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business and future growth prospects could be harmed.

If we cannot maintain our “One Peloton” culture as we grow, we could lose the innovation, teamwork, and passion that we believe contribute to our success and our business may be harmed.

We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our “One Peloton” culture, which is based on the idea that if we work together, we will be more efficient and perform better because of one another. As we continue to grow, including geographically expanding our presence outside of our headquarters in New York City, and developing the infrastructure associated with being a public company, we will need to maintain our “One Peloton” culture among a larger number of employees, dispersed across various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

We have a limited operating history with which to evaluate and predict the profitability of our subscription model. Additionally, we may introduce new revenue models in the future.

The majority of our Subscribers are on month-to-month subscription terms and may cancel their subscriptions at any time. We have limited historical data with respect to rates of Subscriber subscription renewals, so we may be unable to accurately predict customer renewal rates. Additionally, prior renewal rates may not accurately predict future Subscriber renewal rates for a variety of reasons, such as Subscribers’ dissatisfaction with our offerings and the cost of our subscriptions, macroeconomic conditions, or new offering introductions by us or our competitors. If our Subscribers do not renew their subscriptions, our revenue may decline and our business will suffer.

Furthermore, in the future, we may offer new subscription products, implement promotions, or replace or modify current subscription models, any of which could result in additional costs. It is unknown how our Subscribers will react to new models and whether the costs or logistics of implementing these models will adversely impact our business. If the adoption of new revenue models adversely impacts our Subscriber relationships, then Subscriber growth, Subscriber engagement, and our business, financial condition, and operating results could be harmed.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand.

Our success depends in large part on our proprietary technology and our patents, trade secrets, trademarks, and other intellectual property rights. We rely on, and expect to continue to rely on, a combination of trademark, trade dress, domain name, copyright, trade secret and patent laws, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our brand and other intellectual property rights. However, our efforts to protect our intellectual property rights may not be sufficient or effective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially similar to ours and that compete with our business.

Effective protection of patents, trademarks, and domain names is expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. As we have grown, we have sought to obtain and protect our intellectual property rights in an increasing number of countries, a process that can be expensive and may not always be successful. For example, the U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural requirements to complete the patent application process and to maintain issued patents, and noncompliance or non-payment could result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in a relevant jurisdiction. Further, intellectual property protection may not be available to us in every country in which our products and services are available. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.

In order to protect our brand and intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our failure to secure, protect, and enforce our intellectual property rights could seriously damage our brand and our business.

We have been, and in the future may be, sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our market, and litigation, based on allegations of infringement or other violations of intellectual property, is frequent in the fitness and technology industries. Furthermore, it is common for individuals and groups to purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Our use of third-party content, including music content, software, and other intellectual property rights may be subject to claims of infringement or misappropriation. We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform or services or using certain technologies, force us to implement expensive work-arounds, or impose other unfavorable terms. We expect that the occurrence of infringement claims is likely to grow as the market for fitness products and services grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, financial condition, and operating results.

We rely heavily on third parties for most of our computing, storage, processing, and similar services. Any disruption of or interference with our use of these third-party services could have an adverse effect on our business, financial condition, and operating results.

We have outsourced our cloud infrastructure to third-party providers, and we currently use these providers to host and stream our services and content. We are therefore vulnerable to service interruptions experienced by these providers and we expect to experience interruptions, delays, or outages in service availability in the future due to a variety of factors, including infrastructure changes, human, hardware or software errors, hosting disruptions, and capacity constraints. Outages and capacity constraints could arise from a number of causes such as technical failures, natural disasters, fraud, or security attacks. The level of service provided by these providers, or regular or prolonged interruptions in that service, could also affect the use of, and our Members’ satisfaction with, our products and services and could harm our business and reputation. In addition, hosting costs will increase as membership engagement grows, which could harm our business if we are unable to grow our revenue faster than the cost of using these services or the services of similar providers.

Furthermore, our providers have broad discretion to change and interpret the terms of service and other policies with respect to us, and those actions may be unfavorable to our business operations. Our providers may also take actions beyond our control that could seriously harm our business, including discontinuing or limiting our access to one or more services, increasing pricing terms, terminating or seeking to terminate our contractual relationship altogether, or altering how we are able to process data in a way that is unfavorable or costly to us. Although we expect that we could obtain similar services from other third parties, if our arrangements with our current providers were terminated, we could experience interruptions on our platform and in our ability to make our content available to Members, as well as delays and additional expenses in arranging for alternative cloud infrastructure services.

Any of these factors could further reduce our revenue, subject us to liability, and cause our Subscribers to decline to renew their subscriptions, any of which could have an adverse effect on our business, financial condition, and operating results.

In addition, customers of certain of our providers have been subject to litigation by third parties claiming that the service and basic HTTP functions infringe their patents. If we become subject to such claims, although we expect our provider to indemnify us with respect to at least a portion of such claims, the litigation may be time consuming, divert management’s attention, and, if our provider failed to indemnify us, adversely impact our operating results.

We face risks, such as unforeseen costs and potential liability in connection with content we produce, license, and distribute through our platform.

As a producer and distributor of content, we face potential liability for negligence, copyright, and trademark infringement, or other claims based on the nature and content of materials that we produce, license, and distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We may decide to remove content from our service, not to place certain content on our service, or to discontinue or alter our production of certain types of content if we believe such content might not be well received by our Members or could be damaging to our brand and business.

To the extent we do not accurately anticipate costs or mitigate risks, including for content that we obtain but ultimately does not appear on or is removed from our service, or if we become liable for content we produce, license or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our results of operations. We may not be indemnified against claims or costs of these types and we may not have insurance coverage for these types of claims.

Some of our products and services contain open source software, which may pose particular risks to our proprietary software, technologies, products, and services in a manner that could harm our business.

We use open source software in our products and services and anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost. The terms of many open source licenses to which we are subject have not been interpreted by U.S or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require us to expend significant additional research and development resources, and we cannot guarantee that we will be successful.

Additionally, the use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have processes to help alleviate these risks, including a review process for screening requests from our developers for the use of open source software, but we cannot be sure that all open source software is identified or submitted for approval prior to use in our products and services. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have an adverse effect on our business, financial condition, and operating results.

Our Member engagement on mobile devices depends upon effective operation with mobile operating systems, networks, and standards that we do not control.

A significant and growing portion of our Members access our platform through Peloton Digital and there is no guarantee that popular mobile devices will continue to support Peloton Digital or that mobile device users will use Peloton Digital rather than competing products. We are dependent on the interoperability of Peloton Digital with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our digital offering or give preferential treatment to competitors could adversely affect our platform’s usage on mobile devices. Additionally, in order to deliver high-quality mobile content, it is important that our digital offering is designed effectively and works well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our Members to access and use our platform on their mobile devices or Members find our mobile offerings do not effectively meet their needs, our competitors develop products and services that are perceived to operate more effectively on mobile devices, or if our Members choose not to access or use our platform on their mobile devices or use mobile products that do not offer access to our platform, our Member growth and Member engagement could be adversely impacted.

We collect, store, process, and use personal information and other Member data, which subjects us to legal obligations and laws and regulations related to security and privacy, and any actual or perceived failure to meet those obligations could harm our business.

We collect, process, store, and use a wide variety of data from current and prospective Members, including personal information, such as home addresses and geolocation. Federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions require us to safeguard our Members’ personal information. Although we have established security procedures to protect Member information, our or our third-party service providers’ security and testing measures may not prevent security breaches. Further, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security, or other developments may result in a compromise or breach of the technology we use to protect Member data. Any compromise of our security or breach of our Members’ privacy could harm our reputation or financial condition and, therefore, our business.

In addition, a party who circumvents our security measures or exploits inadequacies in our security measures, could, among other effects, misappropriate Member data or other proprietary information, cause interruptions in our operations, or expose Members to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. To the extent that the measures we or our third-party business partners have taken prove to be insufficient or inadequate, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, or damages and harm to our reputation. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our Member data, we may also have obligations to notify Members about the incident and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises Member data.

Furthermore, we may be required to disclose personal data pursuant to demands from individuals, privacy advocates, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. This disclosure or refusal to disclose personal data may result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand, and inability to provide our products and services to consumers in certain jurisdictions. Additionally, changes in the laws and regulations that govern our collection, use, and disclosure of Member data could impose additional requirements with respect to the retention and security of Member data, could limit our marketing activities, and have an adverse effect on our business, financial condition, and operating results.

Cybersecurity risks could adversely affect our business and disrupt our operations.

Threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our products and services, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, third-party or employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to Member data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Any cyber-attack that attempts to obtain our or our Members’ data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, and financial condition and operating results, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, and adversely affect our brand, impacting demand for our products and services, and could have an adverse effect on our business, financial condition, and operating results.

We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater returns than expected, either of which could have an adverse effect on our business, financial condition, and operating results.

We generally provide a minimum 12-month limited warranty on all of our Connected Fitness Products. The occurrence of any material defects in our Connected Fitness Products could make us liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if warranty claims were to materially exceed anticipated levels. In addition, we could incur significant costs to correct any defects, warranty claims, or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease consumer and Member confidence and demand, and adversely affect our financial condition and operating results. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and operating results.

In addition to warranties supplied by us, we also offer the option for customers to purchase third-party extended warranty and services contracts in some markets, which creates an ongoing performance obligation over the warranty period. Extended warranties are regulated in the United States on a state level and are treated differently by state. Outside the United States, regulations for extended warranties vary from country to country. Changes in interpretation of the insurance regulations or other laws and regulations concerning extended warranties on a federal, state, local, or international level may cause us to incur costs or have additional regulatory requirements to meet in the future. Our failure to comply with past, present, and future similar laws could result in reduced sales of our products, reputational damage, penalties, and other sanctions, which could have an adverse effect on our business, financial condition, and operating results.

We or our Subscribers may be subject to sales and other taxes, and we may be subject to liabilities on past sales for taxes, surcharges, and fees.

The application of indirect taxes, such as sales and use tax, subscription sales tax, value-added tax, provincial taxes, goods and services tax, business tax, and gross receipt tax, to businesses like ours and to our Subscribers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business. One or more states, the federal government, or other countries may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours that offer subscription services and other fitness offerings. New taxes could also require us to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance, and audit requirements could have an adverse effect on our business, financial condition, and operating results.

We continue to analyze our exposure for taxes and liabilities and have accrued $5.7 million and $4.1 million for fiscal 2018 and 2019, respectively, for loss contingencies resulting from potential taxes and liabilities.

From time to time, we may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. Litigation and regulatory proceedings, and particularly the intellectual property infringement matters that we are currently facing or could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable, or require us to stop offering certain features, all of which could negatively affect our membership and revenue growth. See Note 9 of the notes to our condensed consolidated financial statements in the section titled “—Legal Proceedings” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and operating results.

Changes in how we market our products and services could adversely affect our marketing expenses and subscription levels.

We use a broad mix of marketing and other brand-building measures to attract Members. We use traditional television and online advertising, as well as third-party social media platforms such as Facebook, Twitter, and Instagram, as marketing tools. As television advertising, online, and social media platforms continue to rapidly evolve or grow more competitive, we must continue to maintain a presence on these platforms and establish a presence on new or emerging popular social media and advertising and marketing platforms. If we cannot cost effectively use these marketing tools or if we fail to promote our products and services efficiently and effectively, our ability to acquire new Members and our financial condition may suffer. In addition, an increase in the use of television, online, and social media for product promotion and marketing may increase the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.

An economic downturn or economic uncertainty may adversely affect consumer discretionary spending and demand for our products and services.

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, and other factors, such as consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, levels of unemployment, and tax rates. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions. To date, our business has operated almost exclusively in a relatively strong economic environment and, therefore, we cannot be sure the extent to which we may be affected by recessionary conditions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services could have an adverse effect on our business, financial condition, and operating results.

Covenants in the loan and security agreement governing our revolving credit facility may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely impacted.

We entered into the Amended Credit Agreement with JPMorgan Chase Bank, N.A., Bank of America, N.A., Barclays Bank PLC, Goldman Sachs Lending Partners LLC, and Silicon Valley Bank in June 2019, which amended and restated the loan and security agreement that we previously entered into in November 2017, providing for a $250.0 million secured revolving line of credit. The term loan and revolving credit facility contains various restrictive covenants, including, among other things, minimum liquidity and revenue requirements, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related party transactions. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Pursuant to the agreement, we granted the parties thereto a security interest in substantially all of our assets. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Amended and Restated Credit Agreement” in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information.

Our ability to meet these restrictive covenants can be impacted by events beyond our control and we may be unable to do so. Our loan and security agreement provide that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under its debt agreements to be immediately due and payable. In addition, our lenders would have the right to proceed against the assets we provided as collateral pursuant to the loan and security agreement. If the debt under our loan and security agreement was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our Class A common stock.

We may engage in merger and acquisition activities, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.

As part of our business strategy, we have made or may in the future make investments in other companies, products, or technologies. For example, in June 2018, we acquired Neurotic Media, to develop a proprietary music platform that our instructors use to curate class playlists, and in October 2019, we acquired Tonic, one of our manufacturing partners. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all, in the future. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by Members or investors. Moreover, an acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition, and operating results. Moreover, we may be exposed to unknown liabilities and the anticipated benefits of any acquisition, investment, or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company.

To pay for any such acquisitions, we would have to use cash, incur debt, or issue equity securities, each of which may affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business, and could have an adverse effect on our business, financial condition, and operating results.

We may require additional capital to support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, and may result in stockholder dilution.

We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. However, we intend to continue to make investments to support our business growth and may require additional capital to fund our business and to respond to competitive challenges, including the need to promote our products and services, develop new products and services, enhance our existing products, services, and operating infrastructure, and potentially to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. Our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition, and operating results. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our Class A common stock could suffer significant dilution, and any new shares we issue could have rights, preferences, and privileges superior to those of our Class A common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

We are subject to payment processing risk.

Our customers pay for our products and services using a variety of different payment methods, including credit and debit cards, gift cards, and online wallets. We rely on internal systems as well as those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operation could be adversely impacted. We leverage our third-party payment processors to bill Subscribers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to find alternative methods of collecting payments, which could adversely impact Subscriber acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation and if not adequately controlled and managed could create negative consumer perceptions of our service.

Our ability to use our net operating loss to offset future taxable income may be subject to certain limitations.

As of June 30, 2019, we had U.S. federal net operating loss carryforwards, or NOLs, and state NOLs of approximately $112.6 million and $95.8 million, respectively, due to prior period losses which if not utilized will begin to expire for federal and state tax purposes beginning in 2036 and 2021, respectively. Realization of these NOLs depends on future income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We have undergone two ownership changes on November 30, 2015 and April 18, 2017 and our NOLs arising before those dates are subject to one or more Section 382 limitations which may materially limit the use of such NOLs to offset our future taxable income. In addition, our IPO, as well as future changes in our stock ownership, the causes of which may be outside of our control, could result in an additional ownership change under Section 382 of the Code. Our NOLs may also be impaired under state laws. In addition, under the 2017 Tax Cuts and Jobs Act tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

We may face exposure to foreign currency exchange rate fluctuations.

While we have historically transacted in U.S. dollars with the majority of our Subscribers and suppliers, we have transacted in some foreign currencies, such as the Canadian Dollar and U.K Pound Sterling, and may transact in more foreign currencies in the future. Further, certain of our manufacturing agreements provide for fixed costs of our Connected Fitness Products and hardware in Taiwanese dollars but provide for payment in U.S. dollars based on the then-current Taiwanese dollar to U.S. dollar spot rate. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments.

We are subject to governmental export and import controls and economic sanctions laws that could subject us to liability and impair our ability to compete in international markets.

The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the import or export of certain technologies. Our products may be subject to U.S. export controls, which may require submission of a product classification and annual or semi-annual reports. Compliance with applicable regulatory requirements regarding the export of our products and services may create delays in the introduction of our products and services in international markets, prevent our international Members from accessing our products and services, and, in some cases, prevent the export of our products and services to some countries altogether.

Furthermore, U.S. export control laws and economic sanctions prohibit the provision of products and services to countries, governments, and persons targeted by U.S. sanctions. Even though we take precautions to prevent our products from being provided to targets of U.S. sanctions, our products and services, including our firmware updates, could be provided to those targets or provided by our Members. Any such provision could have negative consequences, including government investigations, penalties, reputational harm. Our failure to obtain required import or export approval for our products could harm our international and domestic sales and adversely affect our revenue.

We could be subject to future enforcement action with respect to compliance with governmental export and import controls and economic sanctions laws that result in penalties, costs, and restrictions on export privileges that could have an adverse effect on our business, financial condition, and operating results.

Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.

We operate a global business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws that prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents or other partners or representatives fail to comply with these laws and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, operating results and financial condition.

We have implemented an anti-corruption compliance program and policies, procedures and training designed to foster compliance with these laws, however, our employees, contractors, and agents, and companies to which we outsource certain of our business operations, may take actions in violation of our policies or applicable law. Any such violation could have an adverse effect on our reputation, business, operating results and prospects.

Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Changes in legislation in U.S. and foreign taxation of international business activities or the adoption of other tax reform policies, as well as the application of such laws, could adversely impact our financial position and operating results.

Recent or future changes to U.S., U.K. and other foreign tax laws could impact the tax treatment of our foreign earnings. We generally conduct our international operations through wholly owned subsidiaries, branches, or representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Further, we are in the process of implementing an international structure that aligns with our financial and operational objectives as evaluated based on our international markets, expansion plans, and operational needs for headcount and physical infrastructure outside the United States. The intercompany relationships between our legal entities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Although we believe we are compliant with applicable transfer pricing and other tax laws in the United States, the United Kingdom, and other relevant countries, due to changes in such laws and rules, we may have to modify our international structure in the future, which will incur costs, may increase our worldwide effective tax rate, and may adversely affect our financial position and operating results. In addition, significant judgment is required in evaluating our tax positions and determining our provision for income taxes.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views with respect to, among other things, the manner in which the arm’s-length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property.

If U.S., U.K., or other foreign tax laws further change, if our current or future structures and arrangements are challenged by a taxing authority, or if we are unable to appropriately adapt the manner in which we operate our business, we may have to undertake further costly modifications to our international structure and our tax liabilities and operating results may be adversely affected.

The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of The Nasdaq Stock Market LLC and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs and strains our financial and management systems, internal controls, and employees.

The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over, financial reporting to meet this standard, significant resources and management oversight may be required. In the course of preparing our financial statements for fiscal 2018, we identified material weaknesses in our internal control over financial reporting. If, in the future, we have material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.

In addition, we will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act when we cease to be an emerging growth company. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.

The new rules and regulations applicable to public companies, and stockholder litigation brought against recently public companies, have made it more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members on our board of directors, or our Board of Directors, and qualified executive officers.

We have identified material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

In the course of preparing our financial statements for fiscal 2018, we identified material weaknesses in our internal control over financial reporting. The material weakness had not been remediated as of September 30, 2019. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to information technology general controls, controls to address segregation of certain accounting duties, timely reconciliation and analysis of certain key accounts and the review of journal entries. We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

To address our material weaknesses, we have added personnel as well as implemented new financial systems and processes. We intend to continue to take steps to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, and further evolving our accounting processes. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part I, Item 2 of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and stockholders’ equity/deficit, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue related reserves, the realizability of inventory, content costs for past use reserve, fair value measurements including common stock valuations, the incremental borrowing rate associated with lease liabilities, useful lives of property and equipment, product warranty, goodwill and finite-lived intangible assets, accounting for income taxes, stock-based compensation expense and commitments and contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.

Our reported financial results may be negatively impacted by the changes in GAAP.

GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in February 2016, the FASB issued ASU No. 2016-02, or Topic 842, Leases, which requires recognition of lease assets and lease liabilities on the balance sheet by lessees for leases classified as operating leases with a term of more than 12 months. Topic 842 is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We early adopted this standard as of July 1, 2019. The most significant change related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for real estate operating leases, as well as the de-recognition of the build-to-suit asset and liability. See Note 2 of the notes to our condensed consolidated financial statements for additional information.

The forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, we cannot assure you that our business will grow at a similar rate, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts relating to the expected growth in the connected fitness and wellness market, including estimates based on our own internal survey data, may prove to be inaccurate. Even if the market experiences the growth we forecast, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

Our business is subject to the risk of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by manmade problems such as terrorism.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, and similar events. The third-party systems and operations and contract manufacturers we rely on are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and contract manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, that house our servers, or from which we generate content. As we rely heavily on our computer and communications systems, and the internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and our contract manufacturers’ businesses, which could have an adverse effect on our business, financial condition, and operating results.

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which will require us to conduct due diligence on and disclose whether or not our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes, or sources of supply to avoid such materials.

Risks Related to the Ownership of Our Class A Common Stock

The stock price of our Class A common stock has been, and will likely continue to be, volatile and you could lose all or part of your investment.

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in September 2019 at a price of $29.00 per share, our stock price has ranged from $20.46 to $27.98 through October 31, 2019. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•overall performance of the equity markets and the performance of technology companies in particular;
•variations in our operating results, cash flows, and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•recruitment or departure of key personnel;
•the economy as a whole and market conditions in our industry;
•negative publicity related to problems in our manufacturing or the real or perceived quality of our products, as well as the failure to timely launch new products or services that gain market acceptance;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of new products, services, features and content, significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•lawsuits threatened or filed against us, litigation involving our industry, or both;
•developments or disputes concerning our or other parties’ products, services, or intellectual property rights;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;
•the expiration of contractual lock-up or market standoff agreements; and
•sales of shares of our Class A common stock by us or our stockholders.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

Sales of a substantial amount of our Class A common stock in the public markets, or the perception that such sales might occur, could cause the price of our Class A common stock to decline.

The market price of our Class A common stock could decline as a result of sales of a substantial number of shares of our Class A common stock in the public market in the near future, or the perception that these sales might occur. Many of our existing security holders have substantial unrecognized gains on the value of the equity they hold, and may take, or attempt to take, steps to sell, directly or indirectly, their shares or otherwise secure, or limit the risk to, the value of their unrecognized gains on those shares.

There are a total of 280,267,575 shares of our Class A common stock and Class B common stock outstanding as of September 30, 2019. Of these shares, the 40,000,000 shares of our Class A common stock sold in our IPO are freely tradable, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act. The holders of the remaining shares, including all of our directors, executive officers, and substantially all of the holders of our common stock, or securities exercisable for or convertible into our common stock outstanding immediately prior to our IPO, as well as the holders of the shares of our Class A common stock issued in a private placement concurrent with our IPO, have entered into market standoff agreements with us or lock-up agreements with the underwriters of our IPO that prohibit them from selling, contracting to sell, granting any option for the sale of, transferring, or otherwise disposing of any shares of common stock, stock options, or any security or instrument related to common stock or stock options for a period of 180 days from the date of the final prospectus used in connection with our IPO, subject to early termination as described below. We refer to such period as the lock-up period.

Pursuant to the lock-up agreements with the underwriters, if (1) at least 120 days have elapsed since the date of the Prospectus, (2) we have publicly released our earnings results for the quarterly period during which our IPO occurred, and (3) such lock-up period is scheduled to end during or within five trading days prior to a broadly applicable period during which trading in our securities would not be permitted under our insider trading policy, or a blackout period, such lock-up period will end ten trading days prior to the commencement of such blackout period. We and the underwriters may release certain stockholders from the market standoff agreements or lock-up agreements prior to the end of the lock-up period.

When the applicable lock-up and market standoff periods described above expire, we and our security holders subject to a lock-up agreement or market standoff agreement will be able to sell our shares in the public market. Sales of a substantial number of such shares upon expiration of the lock-up and market standoff agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

Further, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Sales of our shares pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

In addition, as of September 30, 2019, we had options outstanding that, if fully exercised, would result in the issuance of 64,044,612 shares of Class B common stock and 231,350 shares of Class A common stock. We have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements and expiration of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the open market.

The dual class structure of our common stock has the effect of concentrating voting control with our directors, executive officers, and certain other holders of our Class B common stock; this will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. As of September 30, 2019, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the voting power of our capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) ten years from the closing of the IPO, and (iii) the date the shares of Class B common stock cease to represent at least 1% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain permitted transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.

The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

Certain stock index providers, such as S&P Dow Jones, exclude companies with multiple classes of shares of common stock from being added to certain stock indices, including the S&P 500. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock. Any exclusion from stock indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

We are an “emerging growth company” and intend to take advantage of the reduced disclosure requirements applicable to emerging growth companies which may make our Class A common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (2) the last day of the fiscal year following the fifth anniversary of the date of the completion of the IPO; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (4) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC. For so long as we remain an emerging growth company, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies,” including:

•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We currently intend to take advantage of the available exemptions described above. We have taken advantage of reduced reporting burdens in our periodic reports and proxy statements. In particular, we have not included all of the executive compensation information that would be required if we were not an emerging growth company. We cannot predict if investors will find our Class A common stock less attractive if we rely on these exemptions. Furthermore, under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. If some investors find our Class A common stock less attractive as a result of these decisions, there may be a less active trading market for our Class A common stock and the price of our Class A common stock may be more volatile.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our Class A common stock and trading volume could decline.

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our Class A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by the restrictions under the terms of our loan and security agreement. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult, limit attempts by our stockholders to replace or remove our current management, limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees, and limit the market price of our Class A common stock.

Provisions in our restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a merger, acquisition or other change of control of our company that the stockholders may consider favorable. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, our restated certificate of incorporation and restated bylaws include provisions that:

•provide that our Board of Directors is classified into three classes of directors with staggered three-year terms;
•permit the Board of Directors to establish the number of directors and fill any vacancies and newly-created directorships;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our Board of Directors could use to implement a stockholder rights plan;
•provide that only the chairman of our Board of Directors, our chief executive officer, or a majority of our Board of Directors will be authorized to call a special meeting of stockholders;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit cumulative voting;
•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•provide for a dual class common stock structure in which holders of our Class B common stock may have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the Board of Directors is expressly authorized to make, alter, or repeal our bylaws; and
•establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or DGCL, our restated certificate of incorporation, or our restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. This exclusive forum provision does not apply to claims that are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not preclude the filing of claims brought to enforce any liability or duty created by the Exchange Act or Securities Act or the rules and regulations thereunder in federal court.

Moreover, Section 203 of the DGCL may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From July 1, 2019 through September 26, 2019 (the date of the filing of our registration statement on Form S-8), we granted stock options to purchase an aggregate of 883,550 shares of Class B common stock under our 2015 Stock Plan, with a weighted-average per share exercise price of $23.40, and we issued 595,282 shares of Class B common stock upon exercise of stock options under our 2015 Stock Plan. These shares were issued pursuant to benefit plans and contracts related to compensation in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Concurrently with our IPO, entities affiliated with TCV, an existing stockholder, purchased from us approximately $100.0 million of shares of our Class A common stock at a price per share equal to the IPO price in a private placement. This transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(2) of the Securities Act.

Additionally, we issued 238,253 shares of our Class B common stock upon the net exercise of an outstanding warrant to purchase 240,000 shares of our Class B common stock at an exercise price of $0.19 per share. This transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(2) of the Securities Act.

Use of Proceeds

On September 25, 2019, our Registration Statement on Form S-1, as amended (Reg. No. 333-233482), was declared effective in connection with the IPO of our Class A common stock, pursuant to which we issued and sold 40,000,000 shares of Class A common stock. The price per share to the public was $29.00. We received aggregate proceeds of $1.2 billion from the IPO and concurrent private placement, net of the underwriting discount and before deducting offering costs of $6.3 million. The managing underwriters of our IPO were Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates in connection with the issuance and sale of the securities registered. In addition to the shares of Class A common stock sold in the IPO, entities affiliated with TCV purchased from us approximately $100.0 million of shares of our Class A common stock at a purchase price equal to the IPO price.

There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus relating to that offering dated September 25, 2019.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.					X
3.2	Restated Bylaws.					X
4.1	Form of Class A common stock certificate.	S-1/A	333-233482	4.1	9/10/19
10.1	Form of Indemnification Agreement by and between Peloton and each of its directors and executive officers.	S-1	333-233482	10.1	8/27/19
10.3	2019 Equity Incentive Plan and forms of award agreements thereunder.	S-1/A	333-233482	10.3	9/10/19
10.4	2019 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-8	333-233941	4.8	9/26/19
10.5	Offer Letter, dated September 9, 2019, by and between Peloton and John Foley.	S-1/A	333-233482	10.5	9/10/19
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2019

PELOTON INTERACTIVE, INC.

By:	/s/ John Foley
John Foley Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jill Woodworth
Jill Woodworth Chief Financial Officer (Principal Financial and Accounting Officer)