Form 10-Q
period 2019-12-31
PELOTON INTERACTIVE, INC.
filed 2020-02-06
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of January 31, 2020, the number of shares of the registrant's Class A common stock outstanding was 43,848,484 and the number of shares of the registrant's Class B common stock outstanding was 236,819,934.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,	June 30,
	2019	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$532.8	$162.1
Marketable securities	954.3	216.0
Accounts receivable, net of allowances	22.0	18.5
Inventories, net	243.6	136.6
Prepaid expenses and other current assets	104.3	48.4
Total current assets	1,857.1	581.7
Property and equipment, net	159.1	249.7
Intangible assets, net	17.0	19.5
Goodwill	38.8	4.3
Restricted cash	1.6	0.8
Right-of-use asset	492.1	—
Other assets	18.5	8.5
Total assets	$2,584.2	$864.5
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	182.5	92.2
Accrued expenses	165.3	104.5
Customer deposits and deferred revenue	159.6	90.8
Other current liabilities	28.4	3.3
Total current liabilities	535.8	290.8
Deferred rent	—	23.7
Build-to-suit liability	—	147.1
Long term lease liability	496.1	—
Other non-current liabilities	7.1	0.4
Total liabilities	1,039.0	462.0
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.000025 par value, zero and 215,443,468 shares authorized; zero and 210,640,629 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively.	—	941.1
Stockholders’ equity (deficit)
Common stock, $0.000025 par value; 2,500,000,000 and zero Class A shares authorized, 43,794,644 and zero shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively; 2,500,000,000 and 400,000,000 Class B shares authorized, 236,819,934 and 25,301,604 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively.	—	—
Additional paid-in capital	2,269.3	90.7
Accumulated other comprehensive income	3.3	0.2
Accumulated deficit	(727.4)	(629.5)
Total stockholders’ equity (deficit)	1,545.2	(538.6)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$2,584.2	$864.5
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenue:
Connected Fitness Products	$381.1	$221.3	$538.7	$299.2
Subscription	77.1	37.3	144.3	69.1
Other	8.0	4.2	11.3	6.7
Total revenue	466.3	262.9	694.3	375.0
Cost of revenue:
Connected Fitness Products	226.7	126.5	316.5	168.8
Subscription	32.4	20.3	61.9	36.6
Other	10.0	4.6	13.6	6.7
Total cost of revenue	269.1	151.5	392.1	212.1
Gross profit	197.1	111.3	302.2	162.9
Operating expenses:
Sales and marketing	160.5	99.5	238.1	145.0
General and administrative	77.5	55.4	138.5	105.4
Research and development	20.7	12.4	38.1	24.0
Total operating expenses	258.7	167.3	414.6	274.4
Loss from operations	(61.5)	(56.0)	(112.4)	(111.5)
Other income, net:
Interest income, net	5.9	1.2	7.1	2.2
Other expense, net	(0.1)	(0.3)	(0.2)	(0.3)
Total other income, net	5.7	0.9	6.9	1.9
Loss before provision for income taxes	(55.8)	(55.1)	(105.5)	(109.6)
Income tax benefit	(0.4)	—	(0.4)	—
Net loss	$(55.4)	$(55.1)	$(105.2)	$(109.6)
Net loss attributable to Class A and Class B common stockholders	$(55.4)	$(105.2)	$(105.2)	$(159.7)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.20)	$(4.83)	$(0.66)	$(6.83)
Weighted-average Class A and Class B common shares outstanding, basic and diluted	279,974,823	21,780,927	159,214,343	23,390,001
Other comprehensive income:
Change in unrealized gain (loss) on marketable securities	$(0.2)	$—	$(0.2)	$—
Change in foreign currency translation adjustment	4.7	0.7	3.4	0.6
Total other comprehensive income	4.5	0.7	3.1	0.6
Comprehensive loss	$(50.9)	$(54.4)	$(102.0)	$(109.0)

See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(105.2)	$(109.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	17.2	9.2
Stock-based compensation expense	35.8	68.5
Impairment of long-lived assets	(0.2)	—
Amortization of debt issuance costs	0.2	0.2
Amortization of premium from marketable securities	(0.5)	—
Non-cash operating lease expense	21.4	—
Changes in operating assets and liabilities:
Accounts receivable	23.8	(17.4)
Inventories	(94.2)	(82.1)
Prepaid expenses and other current assets	(12.5)	(21.1)
Other assets	(8.1)	(5.5)
Accounts payable and accrued expenses	98.0	122.1
Customer deposits and deferred revenue	68.3	50.0
Operating lease liabilities, net	(17.5)	—
Other liabilities	6.7	6.4
Net cash provided by operating activities	33.2	20.7
Cash Flows from Investing Activities:
Purchases of marketable securities	(973.1)	—
Maturities of marketable securities	141.5	—
Sales of marketable securities	55.4	—
Acquisition of business, net of cash acquired	(45.9)	(0.1)
Purchases of property and equipment	(48.8)	(25.9)
Net cash used in investing activities	(870.8)	(25.9)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	1,195.7	—
Repurchase of common and convertible preferred stock, including issuance costs	—	(130.3)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	539.1
Proceeds from employee stock purchase plan withholdings	2.0	—
Proceeds from exercise of stock options	4.2	1.6
Net cash provided by financing activities	1,201.9	410.5
Effect of exchange rate changes	7.1	0.6
Net change in cash	371.4	405.8
Cash, cash equivalents and restricted cash — Beginning of period	163.0	151.6
Cash, cash equivalents and restricted cash — End of period	$534.4	$557.5
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$0.4
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Conversion of convertible preferred stock to common stock	$941.1	$—
Property and equipment accrued but unpaid	$7.7	$1.6
Building - build-to-suit asset	$—	$112.9
Stock-based compensation capitalized for software development costs	$0.9	$0.2
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in millions)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – September 30, 2018	214.4	$945.4	26.1	$—	$22.0	$(0.1)	$(390.6)	$(368.7)
Repurchase of common and redeemable preferred stock	(3.8)	(4.3)	(4.8)	—	—	—	(97.8)	(97.8)
Exercise of stock options	—	—	0.8	—	1.6	—	—	1.6
Stock-based compensation expense	—	—	—	—	39.7	—	—	39.7
Other comprehensive income	—	—	—	—	—	0.7	—	0.7
Net loss	—	—	—	—	—	—	(55.1)	(55.1)
Balance – December 31, 2018	210.6	$941.1	22.1	$—	$63.3	$0.6	$(543.5)	$(479.5)

Balance – September 30, 2019	—	$—	280.3	$—	$2,249.1	$(1.1)	$(672.0)	$1,576.0
Exercise of stock options	—	—	0.3	—	2.6	—	—	2.6
Stock-based compensation expense	—	—	—	—	17.6	—	—	17.6
Other comprehensive income	—	—	—	—	—	4.5	—	4.5
Net loss	—	—	—	—	—	—	(55.4)	(55.4)
Balance – December 31, 2019	—	$—	280.6	$—	$2,269.3	$3.3	$(727.4)	$1,545.2

See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in millions)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – June 30, 2018	176.3	$406.3	25.9	$—	$20.5	$—	$(336.1)	$(315.6)
Issuance of Series F redeemable convertible preferred stock, net	38.1	539.1	—	—	—	—	—	—
Repurchase of common and preferred stock	(3.8)	(4.3)	(4.8)	—	—	—	(97.8)	(97.8)
Exercise of stock options	—	—	1.0	—	2.4	—	—	2.4
Stock-based compensation expense	—	—	—	—	40.5	—	—	40.5
Other comprehensive income	—	—	—	—	—	0.6	—	0.6
Net loss	—	—	—	—	—	—	(109.6)	(109.6)
Balance – December 31, 2018	210.6	$941.1	22.1	$—	$63.3	$0.6	$(543.5)	$(479.5)

Balance – June 30, 2019	210.6	$941.1	25.3	$—	$90.7	$0.2	$(629.5)	$(538.6)
Initial public offering, net of issuance costs of $6.3 million	—	—	43.4	—	1,195.7	—	—	1,195.7
Conversion of redeemable convertible preferred stock to common stock	(210.6)	(941.1)	210.6	—	941.1	—	—	941.1
Exercise of stock options	—	—	1.0	—	5.1	—	—	5.1
Exercise of stock warrants	—	—	0.2	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	36.7	—	—	36.7
Other comprehensive income	—	—	—	—	—	3.1	—	3.1
Net loss	—	—	—	—	—	—	(105.2)	(105.2)
Cumulative effect adjustment in connection with adoption of ASU 2016-02	—	—	—	—	—	—	7.2	7.2
Balance – December 31, 2019	—	$—	280.6	$—	$2,269.3	$3.3	$(727.4)	$1,545.2

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
The Company organizes its business into the following three reportable segments: Connected Fitness Products, Subscription and Other. See Note 15 of the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the Company's segment reporting structure.
Initial Public Offering and Concurrent Private Placement
In September 2019, the Company closed its initial public offering ("IPO") and a concurrent private placement, in which it issued and sold 43,448,275 shares of its Class A common stock. The price per share to the public in the IPO and in the concurrent private placement was $29.00 per share. The Company received aggregate proceeds of $1.2 billion from the IPO and the concurrent private placement, net of the underwriting discount and before deducting offering costs of approximately $6.3 million. Prior to the closing of the IPO, all shares of the Company's common stock then outstanding were reclassified into 25,301,604 shares of Class B common stock, and upon the closing of the IPO, all shares of the Company's then outstanding preferred stock automatically converted into 210,640,629 shares of Class B common stock on a one-to-one basis.
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

In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three and six months ended December 31, 2019 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2020, or any other period.

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

Except as described elsewhere in Note 2 of the notes to the condensed consolidated financial statements in the section titled "—Recently Issued Accounting Pronouncements" in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to the Company's significant accounting policies as described elsewhere in the Prospectus.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to income taxes, the realizability of inventory, stock-based compensation, contingencies, revenue related reserves, content costs for past use reserve, fair value measurements, the fair values of assets acquired and liabilities assumed in business combinations, the incremental borrowing rate associated with lease liabilities, useful lives of property and equipment as well as intangible assets, and impairment of goodwill, intangible and long-lived assets. The Company bases its estimates on historical experience, market conditions, and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates.
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

Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
ASU 2016-02
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which introduced and codified new lease accounting guidance under ASC 842. ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The Company adopted this ASU and related amendments as of July 1, 2019 under the modified retrospective approach, whereby all prior periods continue to be reported under previous lease accounting guidance. The Company elected the package of practical expedients and, as permitted, the Company did not assess whether existing contracts are or contain leases, the lease classification for any existing leases, and identification of initial direct costs for any existing leases. Adoption of the new standard resulted in the recognition of right-of-use assets and operating lease liabilities on the Company's condensed consolidated balance sheet. In addition, the Company de-recognized a build-to-suit arrangement in accordance with the transition requirements, which resulted in an adjustment to retained earnings. The standard did not materially impact the Company's condensed consolidated statements of operations. See Note 8 for further discussion of the Company's accounting for leases under ASC 842.

ASU 2018-07
In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU on July 1, 2019. The standard did not materially impact the Company's condensed consolidated statements of operations.

Accounting Pronouncements Not Yet Adopted
ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments." This standard changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which may result in earlier recognition of allowances for losses, and require expected credit losses to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The Company expects to adopt this standard on July 1, 2020. The Company is currently evaluating the potential impact of adopting this new accounting guidance on its condensed consolidated financial statements.

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

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's revenue is reported net of sales returns and discounts. The Company estimates its liability for product returns based on historical return trends by product category, impact of seasonality, and an evaluation of current economic and market conditions and records the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

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

Product Warranty
The Company offers a standard product warranty that its Connected Fitness Products will operate under normal, non-commercial use for a period of one year from the date of original delivery. The Company has the obligation, at its option, to either repair or replace the defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies. The Company’s products are manufactured both in-house and by contract manufacturers, and in certain cases, the Company may have recourse to such contract manufacturers.

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

Disaggregation of Revenue
The Company's revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 15 under the heading "Segment Information".

The Company's revenue disaggregated by geographic region, based on ship-to address, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in millions)
North America (1)	$451.0	$258.6	$672.7	$370.6
International (2)	15.2	4.3	21.5	4.3
Total revenue	$466.3	$262.9	$694.3	$375.0
_________________________
(1) Consists of United States and Canada.
(2) Consists of United Kingdom and Germany.

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

As of December 31, 2019 and June 30, 2019, customer deposits of $146.7 million and $81.3 million, respectively, and deferred revenue of $12.9 million and $9.5 million, respectively, were included in customer deposits and deferred revenue on the Company's condensed consolidated balance sheet.

In the six months ended December 31, 2019, the Company recognized $9.5 million of revenue that was included in the deferred revenue balance as of June 30, 2019.

4. Investments in Marketable Securities
The following table summarizes the Company's investments in marketable securities:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate bonds	$449.3	$0.1	$(0.2)	$449.1
U.S. treasury securities	265.2	0.1	—	265.4
Commercial paper	122.3	—	—	122.3
Asset-backed securities	110.0	—	(0.1)	109.9
Certificate of deposits	45.9	—	—	46.0
	$992.7	$0.3	$(0.3)	$992.7
Less: Restricted marketable securities (1)				$38.4
Total marketable securities				$954.3

_________________________
(1) The Company is required to pledge or otherwise restrict a portion of cash, cash equivalents, and marketable securities as collateral for standby letters of credit. The Company classifies cash, cash equivalents, and marketable securities with use restrictions of less than twelve months as "Prepaid expenses and other assets" and of twelve months or longer as non-current "Other assets" on its condensed consolidated balance sheets.

5. Fair Value Measurements
The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Cash equivalents (1):
Commercial paper	$13.0	$—	$—	$13.0
Marketable securities:
Corporate bonds	449.1	—	—	449.1
U.S. treasury securities	265.4	—	—	265.4
Commercial paper	122.3	—	—	122.3
Asset-backed securities	109.9	—	—	109.9
Certificates of deposit	46.0	—	—	46.0
Other:
Cost-method investments	—	—	0.7	0.7
Total	$1,005.7	$—	$0.7	$1,006.4

Liabilities
Contingent consideration	$—	$—	$6.8	$6.8
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
The contingent consideration represents the estimated fair value of cash consideration payable in connection with a recent acquisition that is contingent upon the achievement of certain performance milestones. The Company estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of risk associated with the obligation, which are considered to be Level 3 inputs. The fair value of the contingent consideration arrangement is sensitive to change in the expected achievement of the applicable milestones and changes in discount rate. The Company remeasures the fair value of the contingent consideration arrangement each reporting period, including the accretion of the discount, if applicable, and changes are recognized in general and administrative costs in the unaudited condensed consolidated statement of operations and comprehensive loss. See Note 7 for further discussion of the Company's accounting for the contingent consideration.

6. Inventory

Inventories were as follows:

	December 31, 2019	June 30, 2019
	(in millions)
Raw materials	$8.5	$—
Work-in-process	2.2	—
Finished products	251.1	152.0
Total inventories	261.8	152.0
Less: Reserves	(18.2)	(15.4)
Total inventories, net	$243.6	$136.6

7. Acquisition of Tonic Fitness Technology

In October 2019, the Company completed its previously announced acquisition of Tonic Fitness Technology ("Tonic"), a manufacturing company located in Taiwan, for a purchase price of approximately $45.2 million, net of cash acquired, which was paid in cash. On the acquisition date, Tonic became a wholly-owned subsidiary of the Company. The Company acquired Tonic in order to have more control over its supply chain and to help the Company scale its production. The Company agreed to pay consideration if certain future production milestones are met over the next four years. This contingent consideration was recorded as an earn-out liability on the condensed consolidated balance sheets at its fair value of $6.8 million and is included within the purchase price. The maximum payout of this contingent consideration is $7.5 million.
The operating results of Tonic have been included in the Company's condensed consolidated statements of operations since the acquisition date. Actual and pro forma revenue and results of operations for the acquisition have not been presented because they do not have a material impact to the consolidated revenue and results of operations, either individually or in the aggregate.
The Company recognized $0.1 million and $0.3 million of acquisition-related costs that were expensed as incurred during the three and six months ended December 31, 2019, respectively. These costs are included in general and administrative costs in the unaudited condensed consolidated statement of operations and comprehensive loss.
Preliminary Purchase Price Allocation
The acquisition was accounted for under the acquisition method. The following table summarizes the initial estimate of the fair values of assets acquired and liabilities assumed at the closing date:

As of October 16, 2019
(in millions)
Inventory	$11.8
Other current assets	29.1
Property and equipment	20.4
Goodwill	32.5
Other assets	2.2
Total assets	$95.9
Current liabilities	(49.9)
Other liabilities	(0.8)
Total liabilities	$(50.7)
Net assets acquired	$45.2

The preliminary purchase price allocation resulted in the recognition of $32.5 million of goodwill. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including an experienced workforce and expected future synergies. The Company allocated the goodwill to its Connected Fitness reporting segment. None of the goodwill is expected to be deductible for tax purposes.

The Company expects to finalize its purchase price allocation after management has further analyzed and assessed a number of the factors used in establishing the fair values of assets acquired and liabilities assumed as of the acquisition date including, but not limited to, the working capital acquired. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation.

8. Leases
The Company leases facilities under operating leases with various expiration dates through 2039. The Company’s corporate headquarters are located in New York, New York. The Company also leases space for the operation of its production studio facilities, retail showrooms, microstores, warehouses, and office spaces.
Right-of-use assets and lease liabilities are established on the unaudited condensed consolidated balance sheets for leases with an expected term greater than one year. As the rate implicit in the lease is not determinable, the Company uses its secured incremental borrowing rate to determine the present value of the lease payments.
Leases with an initial term of 12 months or less are not recorded on the unaudited condensed consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the term of the lease. The Company has elected to not separate lease and non-lease components.
The Company's lease terms include options to extend or terminate the underlying lease when it is reasonably certain that the Company will exercise that option. The operating lease arrangements included in the measurement of lease liabilities do not reflect options to extend or terminate, as management does not consider the exercise of these options to be reasonably certain.

Variable lease payments include, but are not limited to, percentage of sales, common area charges, taxes paid by the landlord that are charged to the Company, and changes to the consumer price index. Variable lease payments are expensed as incurred.
As of December 31, 2019, the total remaining lease payments included in the measurement of lease liabilities for operating leases were as follows:

Fiscal Year Ending June 30,
(in millions)
The remainder of 2020	$(7.1)
2021	57.6
2022	65.2
2023	65.0
2024	61.9
Thereafter	570.5
Total	$813.1

Supplemental balance sheet information related to leases was as follows:

As of December 31, 2019
Reconciliation of Lease Liabilities	(dollars in millions)
Weighted-average remaining lease term (years)	13.1
Weighted-average discount rate	5.83%
Total Undiscounted Lease Liability	$813.1
Less: Imputed interest	(284.8)
Total Discounted Lease Liability	$528.3
Current portion of lease liability	$32.2
Non-current portion of lease liability	$496.1

Supplemental cash flow and other information related to leases was as follows:

Six Months Ended December 31, 2019
Cash Paid For Amounts Included In Measurement of Liabilities	(in millions)
Operating cash flows from operating leases	$19.2

Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	$313.6

Total operating lease expense was $22.7 million and $39.5 million for the three and six months ended December 31, 2019, of which $2.6 million and $4.3 million was attributable to variable lease expense, respectively, and $0.5 million and $0.5 million was attributable to short-term lease expense, respectively. During the three and six months ended December 31, 2018, rent expense was $8.7 million and $14.4 million, respectively.

9. Debt and Financing Arrangements
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

During the three and six months ended December 31, 2019, the Company incurred total commitment fees of $0.2 million and $0.4 million, respectively, and $0.1 million and $0.1 million during the three and six months ended December 31, 2018, respectively, which are included in interest expense in the statements of operations.

The principal amount, if any, is payable in full in June 2024. As of December 31, 2019, the Company had not drawn on the credit facility and did not have outstanding borrowings under the Amended Credit Agreement.
In connection with the execution of the Amended Credit Agreement, the Company incurred debt issuance costs of $0.9 million, which are capitalized and are being amortized to interest expense using the effective interest method over the term of the Amended Credit Agreement.
The Company has the option to repay its borrowings under the Amended Credit Agreement without premium or penalty prior to maturity. The Amended Credit Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare cash dividends in the entirety or make certain other distributions, and undergo a merger or consolidation or certain other transactions. The Amended Credit Agreement also contains certain financial condition covenants, including maintaining a total level of liquidity of not less than $125.0 million and maintaining certain minimum total revenue ranging from $725.0 million to $1,985.0 million depending on the applicable date of determination. As of December 31, 2019, the Company was in compliance with the covenants under the Amended Credit Agreement. At December 31, 2019, the Company was contingently liable for approximately $4.8 million in standby letters of credit as security for an operating lease obligation.

10. Commitments and Contingencies
Content Costs for Past Use Reserve
To secure the rights to stream music on the Peloton platform, the Company must obtain licenses from, and pay royalties to, copyright owners of both sound recordings and musical compositions. The Company has entered into negotiations with various music rights holders, to pay for any and all uses of musical compositions and sound recordings to date and, at the same time, enter into go-forward license agreements for the use of music in the future.

Prior to the execution of go-forward music license agreements, the Company estimates and records expenses inclusive of estimated content costs for past use as well as normal and recurring music royalty expenses. During the three and six months ended December 31, 2019, the Company recorded content costs for past use of $0.1 million and $1.0 million, respectively, and $2.3 million and $5.1 million during the three and six months ended December 31, 2018, respectively. In addition, the Company recorded estimates for normal and recurring royalty expense of $0.8 million and $2.5 million during the three and six months ended December 31, 2019, respectively, and $0.2 million and $0.9 million during the three and six months ended December 31, 2018, respectively. The Company includes both of these components in its reserve. As of December 31, 2019, the Company recorded reserves of $21.7 million, included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

On September 27, 2019, the district court granted plaintiffs leave to file a second amended complaint identifying additional musical works and affiliated entities, and requesting injunctive relief, more than $300 million in damages, and attorneys’ fees and costs. The Company is opposing the motion and it is currently pending before the U.S. District Court for the Southern District of New York. The Company intends to vigorously defend the claim and answered the second amended complaint and also filed counterclaims on October 11, 2019. On October 25, 2019, counter-defendants filed a motion to dismiss the counterclaims, to which the Company filed an opposition on November 8, 2019. On January 29, 2020, the court granted plaintiffs’ motion to dismiss the Company’s counterclaims; the Company is currently assessing its avenues for appeal. Discovery on the claims and counterclaims is ongoing in this case.

While the Company cannot predict the ultimate result of any judgment against, or settlement by, the Company, based on application of ASC 450, "Contingencies," at December 31, 2019, the Company accrued its best estimate within a range of possible outcomes ranging from $4.0 million to $11.0 million, which is included in accrued expenses in the accompanying condensed consolidated balance sheets. Amounts accrued for this matter at December 31, 2019 are not considered material to the Company's financial position and the Company continues to vigorously defend its position in the aforementioned outstanding matter and assess its legal position.

In addition to the above, from time to time, the Company is subject to litigation matters and claims which arise in the ordinary course of its business. The Company believes that the outcome of any existing litigation, either individually or in the aggregate, will not have a material impact on the results of operations, financial condition or cash flows of the Company.

11. Stockholders' Equity (Deficit)
Convertible Preferred Stock
In September 2019, upon the closing of the Company's IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 210,640,629 shares of Class B common stock.

Preferred Stock
Effective September 2019, the Company's Board of Directors ("Board of Directors") authorized the issuance of undesignated preferred stock, with a par value of $0.000025 per share. As of December 31, 2019, there were 50,000,000 shares of preferred stock authorized and zero shares of preferred stock outstanding.

Common Stock
In August 2019, the Company implemented a dual class common stock structure by reclassifying all existing shares of common stock into Class B common stock and authorizing a new class of common stock, the Class A common stock. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to twenty votes per share. The Class A and Class B common stock have the same dividend and liquidation rights, and the Class B common stock converts to Class A at any time at the option of the holder, or automatically upon the date that is the earliest of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) 10 years from the closing date of the IPO, and (iii) the date that the total number of shares of Class B common stock outstanding cease to represent at least 1% of all outstanding shares of the Company's common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, except for certain transfers described in the Company's restated certificate of incorporation. Upon the creation of the dual class common stock structure, all outstanding options and the warrant to purchase common stock became options and a warrant, respectively, to purchase an equivalent number of shares of Class B common stock.

The Board of Directors authorized the issuance of Class A common stock and Class B common stock, each with a par value of $0.000025 per share. As of December 31, 2019, there were 2,500,000,000 shares of Class A common stock and 2,500,000,000 shares of Class B common stock authorized and 43,794,644 shares of Class A common stock and 236,819,934 shares of Class B common stock outstanding.

12. Equity-Based Compensation
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

The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2019	64,602,124	$6.71	8.6	$972.0
Granted	2,101,150	$25.34
Exercised	(991,108)	$3.73
Cancelled	(1,416,722)	$10.23
Outstanding — December 31, 2019	64,295,444	$7.29	8.1	$1,358.4
Vested and Exercisable— December 31, 2019	26,776,719	$3.11	7.0	$677.2

The aggregate intrinsic value of options outstanding, vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2019. Prior to the IPO, the fair value of the Company's common stock was determined by the Board of Directors. After the IPO, the fair value of the common stock is the closing stock price of the Company's Class A common stock as reported on the Nasdaq Global Select Market.

As part of the 2015 Plan and 2019 Plan (the "Plans"), the Company issued options to certain key management that vest upon the achievement of certain performance milestones. During the three and six months ended December 31, 2019, the Company recorded stock-based compensation expense related to the performance based options of $0.1 million and $3.9 million, respectively, and $0.2 million and $0.3 million for the three and six months ended months ended December 31, 2018, respectively.

For the six months ended December 31, 2019 and 2018, the weighted-average grant date fair value per option was $12.38 and $4.22, respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	Six Months Ended December 31,
	2019	2018
Weighted average risk-free interest rate (1)	1.6%	2.9%
Weighted average expected term (in years)	6.2	6.3
Weighted average expected volatility (2)	45.0%	45.0%
Expected dividend yield	—	—
____________________________
(1)Based on U.S. Treasury seven-year constant maturity interest rate whose term is consistent with the expected term of the option.
(2)Expected volatility is based on an analysis of comparable public company volatilities and adjusted for the Company’s stage of development.

As of December 31, 2019, the Company had $204.7 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 3.5 years.

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

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods included weighted average expected terms of 1.1 years, weighted average expected volatility of 54.8%, and weighted average risk-free rate of 1.6% for the three and six months ended December 31, 2019. The expected term assumptions were based on each offering period's respective purchase date. Since the Company does not have a historical trading history of its stock, the expected volatility was derived from the average historical stock volatilities of several unrelated public companies that the Company considers to be comparable to its business over a period equivalent to the expected terms. The risk-free rate assumptions were based on the U.S. treasury yield curve in effect at the time of the grants. The dividend yield assumption was zero as the Company has not historically paid any dividends and does not expect to declare or pay dividends in the foreseeable future.

During the three and six months ended December 31, 2019, the Company recorded stock-based compensation expense associated with the ESPP of $0.9 million and $0.9 million, respectively. As of December 31, 2019, total unrecognized compensation cost related to the ESPP was $7.0 million, which will be amortized over a weighted-average remaining period of 1.7 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in millions)
Cost of revenue
Connected Fitness Products	$0.5	$—	$0.7	$0.1
Subscription	1.2	0.6	2.2	1.8
Other	—	—	—	—
Total cost of revenue	1.6	0.6	2.9	1.9
Sales and marketing	2.0	2.6	3.6	6.8
General and administrative	11.2	26.8	24.6	55.1
Research and development	2.4	1.8	4.7	4.7
Total stock-based compensation expense	$17.1	$31.8	$35.8	$68.5

During the three and six months ended December 31, 2018, the Company recorded a one-time stock-based compensation charge of $28.2 million and $61.7 million, respectively, related to the Series F Tender offer.

During the six months ended December 31, 2019, the holder of a warrant to purchase 240,000 shares of the Company's Class B common stock net exercised the warrant into 238,253 shares of Class B common stock at an exercise price of $0.19 per share. As of December 31, 2019, there were no outstanding warrants.

13. Income Taxes
The Company recorded a benefit from income taxes of $0.4 million and $0.4 million for the three and six months ended December 31, 2019, respectively, and zero for the three and six months ended December 31, 2018, respectively. The income tax benefit is driven by international income taxes.

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

14. Loss Per Share
The computation of loss per share is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in millions, except share and per share amounts)
Basic loss per share:
Net loss	$(55.4)	$(55.1)	$(105.2)	$(109.6)
Less: Premium on repurchase of convertible preferred stock	$—	$(50.1)	$—	$(50.1)
Net loss attributable to common stockholders	$(55.4)	$(105.2)	$(105.2)	$(159.7)
Shares used in computation:
Weighted-average common shares outstanding	279,974,823	21,780,927	159,214,343	23,390,001
Basic and diluted loss per share	$(0.20)	$(4.83)	$(0.66)	$(6.83)

Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Employee stock options	40,863,282	21,070,914	39,488,218	15,230,319
Warrants	—	234,898	—	233,128
Redeemable convertible preferred stock	—	211,301,911	—	200,224,723

15. Segment Information
The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company has three reportable segments: Connected Fitness Products, Subscription and Other. Segment information is presented in the same manner that the Company’s Chief Operating Decision Maker (the “CODM”) reviews the operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. No operating segments have been aggregated to form the reportable segments. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis and, accordingly, the Company does not report asset information by segment.

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

Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in millions)
Connected Fitness Products:
Revenue	$381.1	$221.3	$538.7	$299.2
Cost of revenue	226.7	126.5	316.5	168.8
Gross profit	$154.5	$94.8	$222.2	$130.5
Subscription:
Revenue	$77.1	$37.3	$144.3	$69.1
Cost of revenue	32.4	20.3	61.9	36.6
Gross profit	$44.7	$17.0	$82.4	$32.4
Other:
Revenue	$8.0	$4.2	$11.3	$6.7
Cost of revenue	10.0	4.6	13.6	6.7
Gross profit	$(2.0)	$(0.4)	$(2.4)	$—
Consolidated:
Revenue	$466.3	$262.9	$694.3	$375.0
Cost of revenue	269.1	151.5	392.1	212.1
Gross profit	$197.1	$111.3	$302.2	$162.9

Reconciliation of Gross Profit
Operating expenditures, interest (income) and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable segment gross profit to consolidated loss before tax is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in millions)
Segment Gross Profit	$197.1	$111.3	$302.2	$162.9
Sales and marketing	(160.5)	(99.5)	(238.1)	(145.0)
General and administrative	(77.5)	(55.4)	(138.5)	(105.4)
Research and development	(20.7)	(12.4)	(38.1)	(24.0)
Total other income (expense), net	5.7	0.9	6.9	1.9
Loss before provision for income taxes	$(55.8)	$(55.1)	$(105.5)	$(109.6)

16. Subsequent Events
On January 30, 2020, the Company entered into a settlement agreement with Flywheel Sports, Inc. (“Flywheel”) pursuant to which the Company and Flywheel agreed, among other things, to withdraw, and seek dismissal and termination of, a series of ongoing patent litigation matters between the parties.

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

Overview
Peloton is the largest interactive fitness platform in the world with a loyal community of over 2.0 million Members as of December 31, 2019. We pioneered connected, technology-enabled fitness, and the streaming of immersive, instructor-led boutique classes to our Members anytime, anywhere. We make fitness entertaining, approachable, effective, and convenient while fostering social connections that encourage our Members to be the best versions of themselves. We define a Member as any individual who has a Peloton account through a Connected Fitness Subscription, Peloton Digital, or a commercial location.

Our Connected Fitness Product offerings currently include the Peloton Bike, launched in 2014, and the Peloton Tread, launched in 2018. Our revenue is primarily generated from the sale of our Connected Fitness Products and associated recurring subscription revenue. We have experienced significant growth in sales of our Connected Fitness Products, which, when combined with our low Average Net Monthly Connected Fitness Churn has led to significant growth in Connected Fitness Subscribers. From the three months ended December 31, 2018 to the three months ended December 31, 2019, total revenue grew 77%, and our Connected Fitness Subscriber base grew 96%.

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

For the three months ended December 31, 2019 and 2018:

•We generated total revenue of $466.3 million and $262.9 million, respectively, representing 77% year-over-year growth;
•We had 712,005 and 362,388 Connected Fitness Subscribers, respectively, representing 96% year-over-year growth;
•Our Average Net Monthly Connected Fitness Churn was 0.74% and 0.52%, respectively;
•We incurred net losses of $(55.4) million and $(55.1) million, respectively; and
•Our Adjusted EBITDA was $(28.4) million and $(14.6) million, respectively.

For a definition of Connected Fitness Subscribers, Average Net Monthly Connected Fitness Churn, Subscription Contribution Margin, and Adjusted EBITDA, see the section titled “Key Operational and Business Metrics” in Part I, Item 2 of this Quarterly Report on Form 10-Q.
See the section titled “Non-GAAP Financial Measures” in Part I, Item 2 of this Quarterly Report on Form 10-Q for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

We have also had some major highlights including:

Holiday - Our strong holiday selling period was driven by Home Trial, our omnichannel marketing program including a longer-running Black Friday promotion, and continued growth in global showrooms. This was our first holiday period with free Home Trial, which allows prospective Members the ability to try the Peloton Bike at home for 30 days, risk-free. Home Trial helped drive higher conversion on our e-commerce site and in our showrooms without having a meaningful impact on our very low return rate. Our fully-integrated holiday Bike campaign was designed to reach a wide audience of potential buyers and included multiple TV spots, digital, social, direct mail, and radio. This approach helped us to increase our brand awareness and more than double the traffic to our website.

During Q2 of fiscal 2020, we ran our largest promotion of the year for two weeks ending on Cyber Monday. Given that Thanksgiving fell later in the year, the longer promotional period allowed us to better distribute our sales and deliveries in order to ensure Bikes and Treads arrived in time for the holidays. We continued the roll out of our delivery self-scheduler, available after checkout, which also helped us to improve Member order experience during our busiest sales period, enabling over 80% of our customers in North America to self-select their desired delivery date and time window during the second quarter, decreasing Member touchpoints, and significantly improving the efficiency of our Member Support teams. We also hired seasonal Field Operations and warehouse teams to support additional delivery volume, allowing us to achieve shorter order-to-delivery times than in previous years.

To prepare for the holidays we also grew our global showroom count to 96 during Q2 of fiscal 2020 through the addition of new showrooms throughout the United States and our first showroom in Vancouver, Canada. We also continued to expand our retail footprint in Europe with showrooms in two new markets in the U.K. Our Cleveland, OH showroom opened in December as our first "Concept Store". This new format provides current and prospective Members the opportunity to discover and engage with all aspects of our Connected Fitness and Digital Membership experience. The showroom includes dedicated areas where customers can explore our products, content, and software in our major fitness verticals including cycling, running, yoga, and strength. It also features newly designed, bespoke private test class rooms, allowing customers to fully immerse themselves in our fitness experience. Moving forward, we will build new showrooms following the Concept Store format, while selectively renovating existing larger showrooms.

Launch in Germany - In November 2019, we took another important step in our international expansion with the launch of Peloton in Germany. With our entry into Germany, we are in the three largest fitness markets in the world (United States, United Kingdom, and Germany). Germany also marks our first time offering non-English language content to users on our platform courtesy of our new German cycling instructor who has already begun producing classes from our temporary studio in London. To support our sales efforts in Germany, we have opened several retail showrooms across the major metropolitan areas of Germany and began a full-scale national television and digital media campaign in January 2020 to build brand and product awareness.

Peloton Digital - Peloton Digital provides Members access to high-quality fitness content anywhere, anytime. During Q2 of fiscal 2020 we made some important changes to our Peloton Digital Membership, including reducing our monthly Digital Subscription price to $12.99 and extending our Digital free trial period to 30 days. We lowered the price of Peloton Digital to make our products more accessible and expand the top of the funnel and drive more leads to help grow Connected Fitness Product sales. We see Digital trial and Membership as an effective way to potentially get millions of people to experience our content and workouts, creating a unique and differentiating lead generation engine. As of December 31, 2019, we had over 109,000 Digital Subscribers, and launched a national advertising campaign featuring Peloton Digital at the end of December.

In Q2 of fiscal 2020, we added Amazon Fire TV and Apple Watch apps to a growing list of immersive capabilities that differentiate the Peloton offering and give our Members what we believe is the best value in fitness. In the first several weeks since our Fire TV launch, over 75% of workouts taken on the app were in floor-based class categories such as strength, stretching, yoga and meditation. With the launch of our Apple Watch integration, we provide our Members with yet another way to enhance the Peloton experience on iOS with workout metrics such as as heart rate for all class types. Bringing the Peloton experience to more devices is one way we continue to drive engagement with our Members. These app workouts, which are included in our Connected Fitness Subscription, are designed to augment Bike and Tread workouts by providing a variety of complementary classes and flexible access to our library of class content when traveling.

Manufacturing Partner Acquisition - In October 2019, we completed the acquisition of one of our long-time, Taiwan-based bike manufacturing partners, Tonic Fitness Technology, Inc., or Tonic. The acquisition of Tonic reaffirms our investment in the continued growth of our core Bike business and our commitment to delivering the highest end-to-end value to our Members. We believe that having greater control over our supply chain will enable us to strengthen and scale production, increase innovation, and allow us to continue to deliver the highest quality connected fitness products in the market.

Key Operational and Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended December 31,
	2019	2018

Connected Fitness Subscribers	712,005	362,388
Average Net Monthly Connected Fitness Churn	0.74%	0.52%
Total Workouts (in millions)	24.3	9.3
Average Monthly Workouts per Connected Fitness Subscriber	12.6	9.7
Subscription Gross Profit (in millions)	$44.7	$17.0
Subscription Contribution (in millions)(1)	$49.7	$20.1
Subscription Gross Margin	58.0%	45.5%
Subscription Contribution Margin(1)	64.4%	54.0%
Net Loss (in millions)	$(55.4)	$(55.1)
Adjusted EBITDA (in millions)(2)	$(28.4)	$(14.6)
Adjusted EBITDA Margin(2)	(6.1)%	(5.6)%
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

We calculate Adjusted EBITDA as net loss adjusted to exclude other income, net, provision for income taxes, depreciation and amortization expense, stock-based compensation expense, transaction costs, certain litigation expenses, consisting of legal settlements and related fees for specific proceedings that arise outside of the ordinary course of our business, and the ground lease expense related to build-to-suit lease obligations. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue. See the section titled “—Non-GAAP Financial Measures—Adjusted EBITDA and Adjusted EBITDA Margin” in Part I, Item 2 of this Quarterly Report on Form 10-Q for information regarding our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss.

Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance.
Adjusted EBITDA and Adjusted EBITDA Margin
We calculate Adjusted EBITDA as net loss adjusted to exclude: interest income, net; other income, net; provision for income taxes; depreciation and amortization expense; stock-based compensation expense; costs related to acquisitions; certain litigation expenses, consisting of legal settlements and related fees for specific proceedings that arise outside of the ordinary course of our business; and the ground lease expense related to build-to-suit lease obligations. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue.
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
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect the non-cash ground lease expense related to our new corporate headquarters lease whereby we are considered, for accounting purposes only, the owner of the construction project under current build-to-suit lease accounting;
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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(dollars in millions)
Net loss (1)	$(55.4)	$(55.1)	$(105.2)	$(109.6)
Adjusted to exclude the following:
Other income (expense), net	5.7	0.9	6.9	1.9
Income tax benefit	(0.4)	—	(0.4)	—
Depreciation and amortization expense	10.1	5.0	17.2	9.2
Stock-based compensation expense	17.1	31.8	35.8	68.5
Transaction costs	0.1	—	0.3	—
Litigation expenses	5.8	2.8	9.7	4.0
Ground lease expense related to build-to-suit obligations	—	1.7	—	1.7
Adjusted EBITDA	$(28.4)	$(14.6)	$(49.4)	$(28.1)
Adjusted EBITDA margin	(6.1)%	(5.6)%	(7.1)%	(7.5)%

______________________
(1) Included in net loss are content costs for past use as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in millions)
Content costs for past use (1)	$0.1	$2.3	$1.0	$5.1

______________________

(1) From time-to-time, we execute music royalty agreements with various music rights holders. As part of these go-forward license agreements, we may also enter into agreements whereby we are released from all potential licensor claims regarding our alleged past use of copyrighted material in our content in exchange for a mutually-agreed payment. We refer to these payments as content costs for past use. Included in Adjusted EBITDA are content costs for past use. These costs had a negative basis point impact on Adjusted EBITDA Margin of 2 and 15 for the three and six months ended December 31, 2019, respectively, and 86 and 137 for the three and six months ended December 31, 2018, respectively.

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

The following table presents a reconciliation of Subscription Contribution to subscription gross profit, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(dollars in millions)
Subscription Revenue	$77.1	$37.3	$144.3	$69.1
Less: Cost of Subscription (1)	32.4	20.3	61.9	36.6
Subscription Gross Profit	$44.7	$17.0	$82.4	$32.4
Subscription Gross Margin	58.0%	45.5%	57.1%	46.9%
Add back:
Depreciation and amortization expense	$3.8	$2.6	$7.5	$4.4
Stock-based compensation expense	1.2	0.6	2.2	1.8
Subscription Contribution	$49.7	$20.1	$92.0	$38.7
Subscription Contribution Margin	64.4%	54.0%	63.8%	56.0%
____________________
(1) Included in cost of subscription are content costs for past use as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in millions)
Content costs for past use (1)	$0.1	$2.3	$1.0	$5.1

____________________
(1) From time-to-time, we execute music royalty agreements with various music rights holders. As part of these go-forward license agreements, we may also enter into agreements whereby we are released from all potential licensor claims regarding our alleged past use of copyrighted material in our content in exchange for a mutually-agreed payment. We refer to these payments as content costs for past use. Included in Subscription Contribution and Subscription Contribution Margin are content costs for past use. These costs had a negative basis point impact on Subscription Contribution Margin of 13 and 71 for the three and six months ended December 31, 2019, respectively, and 603 and 741 for the three and six months ended December 31, 2018, respectively.

Components of our Results of Operations

We operate and manage our business in three reportable segments: Connected Fitness Products, Subscription, and Other. We identify our reportable segments based on the information used by management to monitor performance and make operating decisions. See Note 15 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our reportable segments.

Revenue

Connected Fitness Products
Connected Fitness Product revenue consists of sales of our Bike and Tread and related accessories, associated fees for delivery and installation, and extended warranty agreements. Connected Fitness Product revenue is recognized at the time of delivery and is recorded net of returns and discounts and third-party financing program fees.

Subscription
Subscription revenue consists of revenue generated from our monthly $39.00 Connected Fitness Subscription and $12.99 Digital Subscription. Subscription revenue also includes revenue generated from guests who pay to take a live class in one of our studios, which has been immaterial to date.
Historically, we offered a prepaid subscription option where Members earned one free month or three free months of subscription with the upfront purchase of a 12-month subscription or 24-month subscription, respectively. We also offered Connected Fitness Subscribers the ability to purchase a 12-, 24-, or 39-month prepaid subscription with the purchase of a Connected Fitness Product as part of our financing program, which provides 0% APR financing to qualified customers over a term of up to 39 months. The associated financing fees are paid to our third-party partner at the outset of the arrangement and are recorded as a reduction to subscription revenue over the contract term. We terminated both offerings by July 2018 at which point all subsequent future subscriptions became month-to-month. As of December 31, 2019, 92% of our Connected Fitness Subscribers were paying month-to-month subscriptions. We will continue to see an impact to subscription revenue until November 2021 as the revenue under legacy prepaid subscriptions is earned ratably over the remaining service period, which extends up to 39 months from the initial date of subscription activation.
If a Connected Fitness Subscriber owns both a Bike and a Tread in the same household, the price of the Subscription remains $39.00 monthly. As of December 31, 2019, approximately 3% of our Connected Fitness Subscribers owned both a Bike and a Tread.

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

Subscription
Subscription cost of revenue includes costs associated with content creation and costs to stream content to our Members. These costs consist of both fixed costs, including studio rent and occupancy, other studio overhead, instructor and production personnel-related expenses, as well as variable costs, including music royalty fees, content costs for past use, third-party platform streaming costs, and payment processing fees for our monthly subscription billings. While our fixed costs currently represent the majority of these costs, music royalty fees are our largest subscription variable cost. As we have grown the number of licensing agreements with music rights holders, music royalty fees as a percent of our subscription revenue has increased. However, unlike music streaming services where having an exhaustive music catalog is vital to be able to compete for customers, we have control over what music we select for our classes. As a result, we expect to be able to manage music expense such that, over time, these fees as a percentage of subscription revenue will flatten, or even decrease.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$381.1	$221.3	$538.7	$299.2
Subscription	77.1	37.3	144.3	69.1
Other	8.0	4.2	11.3	6.7
Total revenue	466.3	262.9	694.3	375.0
Cost of revenue(1)(2)
Connected Fitness Products	226.7	126.5	316.5	168.8
Subscription (3)	32.4	20.3	61.9	36.6
Other	10.0	4.6	13.6	6.7
Total cost of revenue	269.1	151.5	392.1	212.1
Gross profit	197.1	111.3	302.2	162.9
Operating expenses
Sales and marketing(1)(2)	160.5	99.5	238.1	145.0
General and administrative(1)(2)	77.5	55.4	138.5	105.4
Research and development(1)(2)	20.7	12.4	38.1	24.0
Total operating expenses	258.7	167.3	414.6	274.4
Loss from operations	(61.5)	(56.0)	(112.4)	(111.5)
Other income, net	5.7	0.9	6.9	1.9
Loss before provision for income tax	(55.8)	(55.1)	(105.5)	(109.6)
Income tax benefit	(0.4)	—	(0.4)	—
Net loss	$(55.4)	$(55.1)	$(105.2)	$(109.6)
____________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in millions)
Cost of revenue
Connected Fitness Products	$0.5	$—	$0.7	$0.1
Subscription	1.2	0.6	2.2	1.8
Other	—	—	—	—
Total cost of revenue	1.6	0.6	2.9	1.9
Sales and marketing	2.0	2.6	3.6	6.8
General and administrative	11.2	26.8	24.6	55.1
Research and development	2.4	1.8	4.7	4.7
Total stock-based compensation expense	$17.1	$31.8	$35.8	$68.5
____________________
(2) Includes depreciation and amortization expense as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in millions)
Cost of revenue
Connected Fitness Products	$0.8	$0.3	$1.3	$0.4
Subscription	3.8	2.6	7.5	4.4
Other	—	—	—	—
Total cost of revenue	4.6	2.9	8.8	4.8
Sales and marketing	2.2	0.9	3.8	1.4
General and administrative	3.2	1.3	4.5	2.9
Research and development	0.1	—	0.1	—
Total depreciation and amortization expense	$10.1	$5.0	$17.2	$9.2
____________________
(3) Included in subscription cost of revenue are content costs for past use as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in millions)
Content costs for past use	$0.1	$2.3	$1.0	$5.1
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

Comparison of the Three and Six Months Ended December 31, 2019 and 2018

Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
	2019	2018	Change	2019	2018	Change
Revenue:	(dollars in millions)
Connected Fitness Products	$381.1	$221.3	72.2%	$538.7	$299.2	80.0%
Subscription	77.1	37.3	106.7%	144.3	69.1	109.0%
Other	8.0	4.2	90.2%	11.3	6.7	67.5%
Total revenue	$466.3	$262.9	77.4%	$694.3	$375.0	85.1%
Percentage of revenue
Connected Fitness Products	81.7%	84.2%		77.6%	79.8%
Subscription	16.5	14.2		20.8	18.4
Other	1.7	1.6		1.6	1.8
Total	100.0%	100.0%		100.0%	100.0%

Three Months Ended December 31, 2019 and 2018

Connected Fitness Products revenue for the three months ended December 31, 2019 increased $159.8 million, or 72.2%, compared to the three months ended December 31, 2018. This increase was primarily attributable to the significant growth in the number of Connected Fitness Products delivered during the period, which was the result of our growing brand and product awareness, as well as strong conversion from our Home Trial program. Investments in supply chain and our logistics platform, including our new self-scheduling tool, allowed us to shorten sales to delivery windows during the important holiday period, which resulted in greater number of deliveries in Q2 fiscal 2020, than in the prior year, where a larger proportion of holiday deliveries occurred during Q3 of fiscal 2019.

Subscription revenue for the three months ended December 31, 2019 increased $39.8 million, or 106.7%, compared to the three months ended December 31, 2018. This increase was primarily attributable to the year-over-year growth in our Connected Fitness Subscribers from 362,388 to 712,005. The growth of our Connected Fitness Subscribers was primarily driven by the increased number of Connected Fitness Products delivered during the period and our low Average Net Monthly Connected Fitness Churn of 0.74% for the three months ended December 31, 2019. We believe engagement is a leading indicator of retention. Our Member engagement continued to grow with 12.6 Average Monthly Workouts per

Connected Fitness Subscriber versus 9.7 Average Monthly Workouts per Connected Fitness Subscriber in the same period last year. Our Connected Fitness Subscribers worked out with Peloton 24.3 million times in the three months ended December 31, 2019, up from 9.3 million workouts in the same period last year, representing 160.8% year-over-year growth.

Other revenue for the three months ended December 31, 2019 increased $3.8 million, or 90.2%, compared to the three months ended December 31, 2018. The increase was attributable to the growth of our branded apparel sales, driven by our growing member base and expanded retail showroom footprint year over year.

Six Months Ended December 31, 2019 and 2018

Connected Fitness Products revenue for the six months ended December 31, 2019 increased $239.5 million, or 80.0%, compared to the six months ended December 31, 2018. This increase was primarily attributable to the significant growth in number of Connected Fitness Products delivered during the period, which was the result of our growing brand and product awareness, as well as strong conversion from our Home Trial program, and, to a lesser extent, as a result of the launch of Tread and our entry into our first international market, both of which occurred late in the first quarter of fiscal 2019.

Subscription revenue for the six months ended December 31, 2019 increased $75.3 million, or 109.0%, compared to the six months ended December 31, 2018. This increase was primarily attributable to the growth in our Connected Fitness Subscribers from 362,388 to 712,005 year over year. The growth of our Connected Fitness Subscribers was primarily driven by the increased number of Connected Fitness Products delivered during the period and our low Average Net Monthly Connected Fitness Churn of 0.81% for the six months ended December 31, 2019.

Other revenue for the six months ended December 31, 2019 increased $4.5 million, or 67.5%, compared to the six months ended December 31, 2018. The increase was attributable to the growth of our branded apparel sales, driven by our growing member base and expanded retail showroom footprint year over year.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended December 31,			Six Months Ended December 31,
	2019	2018	Change	2019	2018	Change
Cost of Revenue:	(dollars in millions)
Connected Fitness Products	$226.7	$126.5	79.1%	$316.5	$168.8	87.5%
Subscription	32.4	20.3	59.4%	61.9	36.6	69.0%
Other	10.0	4.6	116.1%	13.6	6.7	102.4%
Total cost of revenue	269.1	151.5	77.6%	392.1	212.1	84.8%
Gross Profit:
Connected Fitness Products	154.5	94.8	62.9%	222.2	130.5	70.3%
Subscription	44.7	17.0	163.3%	82.4	32.4	154.1%
Other	(2.0)	(0.4)	(368.3)%	(2.4)	—	NM
Total gross profit	$197.1	$111.3	77.1%	$302.2	$162.9	85.6%
Gross Margin:
Connected Fitness Products	40.5%	42.8%		41.2%	43.6%
Subscription	58.0%	45.5%		57.1%	46.9%
Other	(25.3)%	(10.3)%		(21.2)%	(0.4)%
_______________________________
*NM - not meaningful

Three Months Ended December 31, 2019 and 2018

Connected Fitness Product cost of revenue for the three months ended December 31, 2019 increased $100.1 million, or 79.1%, compared to three months ended December 31, 2018. This increase was primarily driven by costs associated with the growth in the number of Connected Fitness Products delivered during the period.

Our Connected Fitness Product gross margin decreased slightly for the three months ended December 31, 2019 compared to the three months ended December 31, 2018 primarily due to the increasing mix of deliveries of Tread which currently carry a lower gross margin than our Bike, and continued investments in our logistics platform to support our growth, slightly offset by continued improvements in our product costs.

Subscription cost of revenue for the three months ended December 31, 2019 increased $12.1 million, or 59.4%, compared to three months ended December 31, 2018. This increase was primarily driven by an increase of $7.5 million in music royalty and streaming delivery fees driven by increased usage of our platform, an increase of $3.1 million in personnel-related expenses excluding stock-based compensation expense, an increase of $1.2 million in depreciation and amortization expense, an increase of $1.0 million in payment processing fees for our monthly subscription billing, and an increase of $0.7 million in content production costs. The increase was partially offset by a decrease of $2.2 million in content costs for past use.

Subscription gross margin increased by 1,247 basis points from the three months ended December 31, 2018 to the three months ended December 31, 2019 primarily driven by a $2.2 million benefit from lower content costs for past use year-over-year.

Other cost of revenue for the three months ended December 31, 2019 increased $5.4 million, or 116.1%, compared to the three months ended December 31, 2018. This increase was primarily attributable to the growth of our branded apparel sales during the period.

Other gross margin decreased during the three months ended December 31, 2019 compared to the three months ended December 31, 2018 due to an increase in our inventory obsolescence reserve and the impact of sales discounts offered in our referral program.

Six Months Ended December 31, 2019 and 2018

Connected Fitness Product cost of revenue for the six months ended December 31, 2019 increased $147.7 million, or 87.5%, compared to the six months ended December 31, 2018. The increase was primarily driven by costs associated with the growth in the number of Connected Fitness Products delivered during the period.

Our Connected Fitness Product gross margin decreased slightly for the six months ended December 31, 2019 compared to the six months ended December 31, 2018 due to the increasing mix of deliveries of Tread which currently has a lower gross margin than our Bike, and the expansion of our field operations delivery program to support our growth.

Subscription cost of revenue for the six months ended December 31, 2019 increased $25.3 million, or 69.0%, compared to the six months ended December 31, 2018. This increase was primarily driven by an increase of $14.4 million in music royalty and streaming delivery fees driven by increased usage of our platform, an increase of $5.9 million in personnel-related expenses excluding stock-based compensation expense, an increase of $3.0 million in depreciation and amortization expense, an increase of $2.1 million in payment processing fees for our monthly subscription billing, an increase of $1.9 million in occupancy costs associated with lease commencements for our two production studios in New York City and London, and an increase of $1.4 million in content production costs. The increase was partially offset by a decrease of $4.1 million in content costs for past use.

Subscription gross margin increased by 1,014 basis points from the six months ended December 31, 2019 to the six months ended December 31, 2018 primarily driven by a $4.1 million benefit from lower content costs for past use year-over-year. This benefit was offset by year-over-year total studio rent expense.

Operating Expenses
Sales and Marketing

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
	2019	2018		2019	2018
	(dollars in millions)
Sales and marketing	$160.5	$99.5	61.2%	$238.1	$145.0	64.2%
As a percentage of total revenue	34.4%	37.9%		34.3%	38.7%

Three Months Ended December 31, 2019 and 2018

Sales and marketing expense for the three months ended December 31, 2019 increased $61.0 million, or 61.2%, compared to the three months ended December 31, 2018. The increase was due primarily to increased spending on advertising and marketing programs of $49.4 million, an increase in personnel-related expenses of $7.2 million, excluding stock-based compensation expense, due to increased headcount, an increase in payment processing fees of $1.9 million, an increase in depreciation and amortization expense of $1.3 million, and an increase in expenses related to our showrooms and microstores of $0.7 million. This increase was partially offset by a decrease in stock-based compensation expense of $0.7 million driven by a $2.3 million charge in the three months ended December 31, 2018 related to a cash tender offer pursuant to which we repurchased shares of our outstanding common stock and convertible preferred stock from existing stockholders, or the Series F Tender Offer.

Six Months Ended December 31, 2019 and 2018

Sales and marketing expense for the six months ended December 31, 2019 increased $93.1 million, or 64.2%, compared to the six months ended December 31, 2018. The increase was due primarily to increased spending on advertising and marketing programs of $71.4 million, an increase in personnel-related expenses of $14.0 million, excluding stock-based compensation expense, due to increased headcount, an increase in expenses related to our showrooms and microstores of $3.9 million, an increase in payment processing fees of $2.6 million, and an increase in depreciation and amortization expense $2.4 million. This increase was partially offset by a decrease in stock-based compensation expense of $3.2 million driven by a $6.3 million charge in the six months ended December 31, 2018 related to the Series F Tender Offer.

General and Administrative

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
	2019	2018		2019	2018
	(dollars in millions)
General and administrative	$77.5	$55.4	40.0%	$138.5	$105.4	31.4%
As a percentage of total revenue	16.6%	21.1%		19.9%	28.1%

Three Months Ended December 31, 2019 and 2018

General and administrative expense for the three months ended December 31, 2019 increased $22.2 million, or 40.0%, compared to the three months ended December 31, 2018. The increase was primarily due to an increase in personnel-related expenses of $13.5 million, excluding stock-based compensation expense, due to increased headcount, an increase in professional fees, comprised of legal, accounting, and consulting fees of $9.0 million, an increase in facilities costs from additional leased spaces of $7.8 million driven by our new New York City headquarters of which we took possession of in August 2019, an increase associated with business operations and public company costs of $3.2 million, an increase in depreciation and amortization expense of $2.0 million, and additional costs due to system implementations of $1.0 million. This increase was partially offset by a decrease in stock-based compensation expense of $15.6 million driven by a $24.4 million charge in the three months ended December 31, 2018 related to the Series F Tender Offer.

Six Months Ended December 31, 2019 and 2018

General and administrative expense for the six months ended December 31, 2019 increased $33.1 million, or 31.4%, compared to the six months ended December 31, 2018. This increase was primarily due to an increase in personnel-related expenses of $22.6 million, excluding stock-based compensation expense, due to increased headcount, an increase in professional fees, comprised of legal, accounting, and consulting fees of $16.5 million, an increase in facilities costs from additional leased spaces of $13.3 million driven by our new New York City headquarters of which we took possession of in August 2019, an increase associated with business operations and public company costs of $5.3 million, additional costs due to system implementations of $2.3 million, and an increase in depreciation and amortization expense of $1.6 million. This increase was partially offset by a decrease in stock-based compensation expense of $30.4 million driven by a $50.6 million charge in the six months ended December 31, 2018 related to the Series F Tender Offer.

Research and Development

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
	2019	2018		2019	2018
	(dollars in millions)
Research and development	$20.7	$12.4	66.7%	$38.1	$24.0	58.9%
As a percentage of total revenue	4.4%	4.7%		5.5%	6.4%

Three Months Ended December 31, 2019 and 2018

Research and development expense for the three months ended December 31, 2019 increased $8.3 million, or 66.7%, compared to the three months ended December 31, 2018. This increase was due primarily to an increase in personnel-related expenses, which, excluding stock-based compensation expense, increased $4.7 million, due to increased headcount, an increase of $1.4 million in product development and research costs associated with development of new software features and products, an increase in stock-based compensation expense of $0.6 million, an increase in software expenses of $0.6 million, and an increase of $0.5 million in rent and occupancy due to new research and development-focused real estate facilities.

Six Months Ended December 31, 2019 and 2018

Research and development expense for the six months ended December 31, 2019 increased $14.1 million, or 58.9%, compared to the six months ended December 31, 2018. This increase was due primarily to an increase in personnel-related expenses, which, excluding stock-based compensation expense, increased $10.4 million, due to increased headcount, an increase of $2.0 million in product development and research costs associated with development of new software features and products, an increase in software expense of $0.9 million, and an increase of $0.6 million in rent and occupancy due to new research and development-focused real estate facilities.

Other Income, Net and Provision for Income Taxes

	Three Months Ended December 31,			Six Months Ended December 31,
	2019	2018	Change	2019	2018	Change
	(dollars in millions)
Other income, net	$5.7	$0.9	NM	$6.9	$1.9	NM
Income tax benefit	$(0.4)	$—	NM	$(0.4)	$—	NM

___________________________
*NM - not meaningful

Three Months Ended December 31, 2019 and 2018

Other income, net, was $5.7 million for the three months ended December 31, 2019 compared to $0.9 million for the three months ended December 31, 2018. The increase in other income, net, was primarily due to an increase of $4.7 million in interest earned on cash, cash equivalents, and short-term investments.

Six Months Ended December 31, 2019 and 2018

Other income, net, was $6.9 million for the six months ended December 31, 2019 compared to $1.9 million for the six months ended December 31, 2018. The increase in other income, net, was primarily due to an increase of $5.4 million in interest earned on cash, cash equivalents, and short-term investments, partially offset by an increase of $0.5 million in interest expense incurred under Amended Credit Agreement, and the associated amortization of deferred financing costs.
Liquidity and Capital Resources
Our operations have been financed primarily through cash flow from operating activities and net proceeds from the sales of our stock. As of December 31, 2019, we had cash and cash equivalents of approximately $532.8 million and marketable securities $954.3 million. In September 2019, we completed our IPO and a concurrent private placement, in which we issued and sold an aggregate of 43,448,275 shares of our Class A common stock. The price per share to the public in the IPO and in the concurrent private placement was $29.00. We received aggregate net proceeds of $1.2 billion from the IPO and the concurrent private placement, net of the underwriting discounts and before deducting offering costs of approximately $6.3 million.

We believe our existing cash and cash equivalent balances, cash flow from operations, marketable securities portfolio, and amounts available for borrowing under our Amended Credit Agreement will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other growth initiatives, the expansion of sales and marketing activities, the timing of new Connected Fitness Product introductions, market acceptance of our Connected Fitness Products, and overall economic conditions. Further, we may use cash to satisfy exercise payments and/or tax withholdings in connection with the settlement of equity awards. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.
Amended and Restated Credit Agreement
In June 2019, we entered into the Amended Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, lead arranger and bookrunner and Bank of America, N.A., Barclays Bank PLC, Goldman Sachs Lending Partners LLC, and Silicon Valley Bank, as joint syndication agents, which amended and restated the loan and security agreement we previously entered into in November 2017. The Amended Credit Agreement provides for a $250.0 million secured revolving credit facility, including up to the lesser of $150.0 million and the aggregate unused amount of the facility for the issuance of letters of credit. Interest on the Amended Credit Agreement is paid based on LIBOR plus 2.75% or an Alternative Base Rate plus 1.75%. We are required to pay an annual commitment fee of 0.375% on a quarterly basis based on the unused portion of the revolving credit facility. The principal amount, if any, is payable in full in June 2024. As of December 31, 2019, we had not drawn on the credit facility and did not have outstanding borrowings under the Amended Credit Agreement. As of December 31, 2019, we had outstanding letters of credit totaling $4.8 million issued primarily to cover security deposits for an operating lease obligation.

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

Cash Flows

	Six Months Ended December 31,
	2019	2018
	(in millions)
Net cash flows provided by operating activities	$33.2	$20.7
Net cash flows used in investing activities	(870.8)	(25.9)
Net cash flow provided by financing activities	1,201.9	410.5

Operating Activities
Net cash provided by operating activities of $33.2 million for the six months ended December 31, 2019 was primarily due to an increase in non-cash adjustments of $73.9 million, and an increase in net change in operating assets and liabilities of $64.4 million, partially offset by net loss of $105.2 million. The increase in net operating assets and liabilities was primarily due to a $98.0 million increase in accounts payable and accrued expenses related to increased expenditures to support general business growth over holiday season, as well as the timing of payments, a $68.3 million increase in customer deposits and deferred revenue driven by increased sales and timing, partially offset by a $94.2 million increase in inventory levels as we ramp up supply over the holiday season, as well as support our expansion into Germany. Non-cash adjustments primarily consisted of stock-based compensation expense, right-of use-asset operating lease expense, and depreciation and amortization expense.
Net cash provided by operating activities of $20.7 million for the six months ended December 31, 2018 was primarily due to an increase in non-cash adjustments of $77.9 million, and a net change in operating assets and liabilities of $52.4 million, partially offset by a net loss of $109.6 million. The increase in net change in operating assets and liabilities was primarily due to a $122.1 million increase in accounts payable and accrued expenses related to growth of expenditures to support general business growth over the holiday season, and a $50.0 million increase in customer deposits and deferred revenue driven by increased sales and timing, partially offset by an $82.1 million increase in inventory levels as a result of our introduction of the Peloton Tread, as well as our expansion into the United Kingdom and Canada, a $21.1 million increase in prepaid expenses and other current assets driven by general business growth, and a $17.4 million increase in accounts receivable driven by general business growth. Non-cash adjustments primarily consisted of stock-based compensation expense of $68.5 million, of which $61.7 million related to a tender offer completed in October 2018.

Investing activities

Cash used in investing activities for the six months ended December 31, 2019 of $870.8 million was primarily related to purchases of marketable securities of $973.1 million, $48.8 million used for capital expenditures primarily related to the continued build out of our new Peloton Studios in New York and London, our New York City headquarters, and new showroom, and $45.9 million relating to the acquisition of Tonic, net of cash acquired, partially offset by maturities of marketable securities of $141.5 million and sales of marketable securities of $55.4 million.

Cash used in investing activities for the six months ended December 31, 2018 of $25.9 million was primarily for capital expenditures.

Financing activities

Net cash provided by financing activities of $1.2 billion for the six months ended December 31, 2019 was primarily related to proceeds from our IPO and concurrent private placement, net of the underwriting discount and before deducting offering costs of $6.3 million.

Net cash provided by financing activities of $410.5 million for the six months ended December 31, 2018 was primarily related to net proceeds from the sale and issuance of Series F redeemable convertible preferred stock of $408.8 million, net of issuance costs and repurchases of common stock and preferred stock, as well as $1.6 million in proceeds from exercises of stock options.

Contractual Obligations
There were no material changes in our contractual obligations and commitments during the three months ended December 31, 2019 from the contractual obligations and commitments disclosed in the Prospectus. See Note 10 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk
We had cash and cash equivalents and marketable securities of approximately $1.5 billion as of December 31, 2019. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
Foreign Currency Risk
To date, all of our inventory purchases have been denominated in U.S. dollars. Our international sales are primarily denominated in foreign currencies and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our revenue. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. For example, we recently purchased Tonic, a contract manufacturer, and our operating expenses incurred in manufacturing our products in Tonic's facilities in Taiwan are denominated in foreign currencies and not in U.S. dollars. In addition, our suppliers incur many costs, including labor and supply costs, in other currencies. While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses. To date, we have not entered into derivatives or material hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged as our foreign currency denominated inflows have covered our foreign currency denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2019.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 10 of the notes to our condensed consolidated financial statements in the section titled “—Legal Proceedings” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We have incurred operating losses each year since our inception in 2012, including net losses of $(71.1) million, $(47.9) million, and $(195.6) million for fiscal 2017, 2018, and 2019, respectively, and had a net loss of $(55.4) million in the three months ended December 31, 2019 and expect to continue to incur net losses for the foreseeable future. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, continue to invest in research and development, expand our operating and retail infrastructure, add content and software features to our platform, expand into new geographies, develop new Connected Fitness Products, and in connection with legal, accounting, and other expenses related to operating as a public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products and services, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.

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

These challenges, and others concerning the licensing of music on our platform, may subject us to significant liability for copyright infringement, breach of contract, or other claims. For additional information, see Note 10 of the notes to our condensed consolidated financial statements in the section titled “—Legal Proceedings” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
We have expanded our operations rapidly and have limited operating experience at our current size. For example, between June 30, 2017 and December 31, 2019, our employee headcount increased from 443 to 2,707, and we expect headcount growth to continue for the foreseeable future. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. Moreover, the vertically integrated nature of our business, where we design our own Connected Fitness Products, develop our own software, produce original fitness and wellness programming, sell our products exclusively through our own sales teams and e-commerce site, and deliver and service our Connected Fitness Products, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed.

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

Our Members use their Connected Fitness Products, subscriptions, and fitness accessories to track and record their workouts. If our products fail to provide accurate metrics and data to our Members, our brand and reputation could be harmed and we may be unable to retain our Members.

Our Members use their Connected Fitness Products, subscriptions, and fitness accessories, such as our heart rate monitor, to track and record certain metrics related to their workouts. Examples of metrics tracked on our platform includes heart rate, calories burned, distance traveled, and, in the case of the Bike, cadence, resistance, and output, and, in the case of the Tread, pace, speed, and elevation. Taken together, these metrics assist our Members in tracking their fitness journey and understanding the effectiveness of their Peloton workouts. We anticipate introducing new metrics and features in the future. If the software used in our Connected Fitness Products or on our platform malfunctions and fails to accurately track, display, or record Member workouts and metrics, we could face claims alleging that our products and services do not operate as advertised. Such reports and claims could result in negative publicity, product liability claims, and, in some cases, may require us to expend time and resources to refute such claims and defend against potential litigation. If our products and services fail to provide accurate metrics and data to our Members, or if there are reports or claims of inaccurate metrics and data or claims of inaccuracy regarding the overall health benefits of our products and services in the future, we may become the subject of negative publicity, litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.

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

From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. Litigation and regulatory proceedings, and particularly the intellectual property infringement matters that we are currently facing or could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable, or require us to stop offering certain features, all of which could negatively affect our membership and revenue growth. See Note 10 of the notes to our condensed consolidated financial statements in the section titled “—Legal Proceedings” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We use a broad mix of marketing and other brand-building measures to attract Members. We use traditional television and online advertising, as well as third-party social media platforms such as Facebook, Twitter, and Instagram, as marketing tools. As television advertising, online, and social media platforms continue to rapidly evolve or grow more competitive, we must continue to maintain a presence on these platforms and establish a presence on new or emerging popular social media and advertising and marketing platforms. If we cannot cost effectively use these marketing tools, if we fail to promote our products and services efficiently and effectively, or if our marketing campaigns attract negative media attention, our ability to acquire new Members and our financial condition may suffer and the price of our Class A common stock could decline. In addition, an increase in the use of television, online, and social media for product promotion and marketing may increase the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.

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

As part of our business strategy, we have made or may in the future make investments in other companies, products, or technologies. For example, in June 2018, we acquired Neurotic Media to develop a proprietary music platform that our instructors use to curate class playlists, and in October 2019, we acquired Tonic, one of our manufacturing partners. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all, in the future. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by Members or investors. Moreover, an acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition, and operating results. Moreover, we may be exposed to unknown liabilities and the anticipated benefits of any acquisition, investment, or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company.

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

While we have historically transacted in U.S. dollars with the majority of our Subscribers and suppliers, we have transacted in some foreign currencies, such as the Euro, Canadian Dollar and U.K Pound Sterling, and may transact in more foreign currencies in the future. Further, certain of our manufacturing agreements provide for fixed costs of our Connected Fitness Products and hardware in Taiwanese dollars but provide for payment in U.S. dollars based on the then-current Taiwanese dollar to U.S. dollar spot rate. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments.

We are subject to governmental export and import controls and economic sanction laws that could subject us to liability and impair our ability to compete in international markets.

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
In the course of preparing our financial statements for fiscal 2018, we identified material weaknesses in our internal control over financial reporting. The material weaknesses identified had not been remediated as of December 31, 2019. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to information technology general controls, controls to address segregation of certain accounting duties, timely reconciliation and analysis of certain key accounts and the review of journal entries. We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in September 2019 at a price of $29.00 per share, our stock price has ranged from $20.46 to $37.02 through January 31, 2020. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

There are a total of 280,614,578 shares of our Class A common stock and Class B common stock outstanding as of December 31, 2019. Of these shares, the 40,000,000 shares of our Class A common stock sold in our IPO are freely tradable, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act. The holders of the remaining shares, including all of our directors, executive officers, and substantially all of the holders of our common stock, or securities exercisable for or convertible into our common stock outstanding immediately prior to our IPO, as well as the holders of the shares of our Class A common stock issued in a private placement concurrent with our IPO, have entered into market standoff agreements with us or lock-up agreements with the underwriters of our IPO that prohibit them from selling, contracting to sell, granting any option for the sale of, transferring, or otherwise disposing of any shares of common stock, stock options, or any security or instrument related to common stock or stock options for a period of 180 days from the date of the final prospectus used in connection with our IPO, subject to early termination as described below. We refer to such period as the lock-up period.

Pursuant to the lock-up agreements with the underwriters, if (1) at least 120 days have elapsed since the date of the Prospectus, (2) we have publicly released our earnings results for the quarterly period during which our IPO occurred, and (3) such lock-up period is scheduled to end during or within five trading days prior to a broadly applicable period during which trading in our securities would not be permitted under our insider trading policy, or a blackout period, such lock-up period will end ten trading days prior to the commencement of such blackout period. We and the underwriters may release certain stockholders from the market standoff agreements or lock-up agreements prior to the end of the lock-up period. The lock-up period is scheduled to end on March 23, 2020, which falls within our quarterly blackout period that commences at the close of trading on March 7, 2020. Therefore, in accordance with the lock-up agreements with the underwriters, the lock-up period will end at the open of trading on February 24, 2019, which is ten trading days prior to the commencement of the Company's quarterly blackout period. The Company will also release the market standoff agreement when the lock-up period expires.

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
In addition, as of December 31, 2019, we had options outstanding that, if fully exercised, would result in the issuance of 63,083,640 shares of Class B common stock and 1,211,804 shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements and expiration of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the open market.

The dual class structure of our common stock has the effect of concentrating voting control with our directors, executive officers, and certain other holders of our Class B common stock; this will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. As of December 31, 2019, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the voting power of our capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) ten years from the closing of the IPO, and (iii) the date the shares of Class B common stock cease to represent at least 1% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On September 25, 2019, our Registration Statement on Form S-1, as amended (Reg. No. 333-233482), was declared effective in connection with the IPO of our Class A common stock.

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

Date: February 6, 2020

PELOTON INTERACTIVE, INC.

By:	/s/ John Foley
John Foley Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jill Woodworth
Jill Woodworth Chief Financial Officer (Principal Financial and Accounting Officer)