Form 10-Q
period 2020-03-31
PELOTON INTERACTIVE, INC.
filed 2020-05-06
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of April 30, 2020, the number of shares of the registrant's Class A common stock outstanding was 206,067,364 and the number of shares of the registrant's Class B common stock outstanding was 77,164,869.

	TABLE OF CONTENTS
		Page
Special Note Regarding Forward Looking Statements		3
Part I. Financial Information
Item 1	Financial Statements	5
	Condensed Consolidated Balance Sheets as of March 31, 2020 and June 30, 2019 (unaudited)	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended March 31, 2020 and 2019 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2020 and 2019 (unaudited)	7
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended March 31, 2020 and 2019 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4	Controls and Procedures	40
Part II. Other Information
Item 1	Legal Proceedings	41
Item 1A	Risk Factors	41
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 6	Exhibits	65
SIGNATURES		66

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, Adjusted EBITDA, operating expenses including changes in sales and marketing, general and administrative expenses (including any components of the foregoing), and research and development, and our ability to achieve and maintain future profitability;

•our business plan and our ability to effectively manage our growth;

•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;

•our international expansion plans and ability to continue to expand internationally;

•market acceptance of our Connected Fitness Products and services;

•beliefs and objectives for future operations;

•our ability to increase sales of our Connected Fitness Products and services;

•our ability to further penetrate our existing Subscriber base and maintain and expand our Subscriber base;

•the effects of seasonal trends on our results of operations;

•our expectations regarding content costs for past use;

•our ability to maintain, protect, and enhance our intellectual property;

•the effects of increased competition in our markets and our ability to compete effectively;

•the impacts to our business and financial performance from the COVID-19 pandemic;

•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally; and

•economic and industry trends, projected growth, or trend analysis.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In particular, the impact of the current COVID-19 pandemic to economic conditions and the fitness industry in general and our financial position and operating results in particular have been material, are changing rapidly, and cannot be predicted.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	March 31,	June 30,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$509.0	$162.1
Marketable securities	923.7	216.0
Accounts receivable, net	51.2	18.5
Inventories, net	194.2	136.6
Prepaid expenses and other current assets	114.5	48.4
Total current assets	1,792.7	581.7
Property and equipment, net	207.3	249.7
Intangible assets, net	17.3	19.5
Goodwill	38.1	4.3
Restricted cash	1.5	0.8
Right-of-use asset	484.6	—
Other assets	28.0	8.5
Total assets	$2,569.4	$864.5
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$141.5	$92.2
Accrued expenses	151.7	104.5
Customer deposits and deferred revenue	215.2	90.8
Other current liabilities	31.4	3.3
Total current liabilities	539.9	290.8
Deferred rent	—	23.7
Build-to-suit liability	—	147.1
Long term lease liability	497.7	—
Other non-current liabilities	14.5	0.4
Total liabilities	1,052.1	462.0
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.000025 par value, zero and 215,443,468 shares authorized; zero and 210,640,629 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively.	—	941.1
Stockholders’ equity (deficit)
Common stock, $0.000025 par value; 2,500,000,000 and zero Class A shares authorized, 175,029,321 and zero shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively; 2,500,000,000 and 400,000,000 Class B shares authorized, 107,144,281 and 25,301,604 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively.	—	—
Additional paid-in capital	2,300.0	90.7
Accumulated other comprehensive income	0.3	0.2
Accumulated deficit	(783.0)	(629.5)
Total stockholders’ equity (deficit)	1,517.3	(538.6)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$2,569.4	$864.5
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenue:
Connected Fitness Products	$420.2	$261.6	$958.9	$560.8
Subscription	98.2	51.1	242.5	120.1
Other	6.1	4.0	17.4	10.7
Total revenue	524.6	316.7	1,218.8	691.7
Cost of revenue:
Connected Fitness Products	230.0	152.3	546.5	321.1
Subscription	41.4	38.0	103.3	74.6
Other	7.5	5.8	21.1	12.5
Total cost of revenue	278.8	196.1	670.9	408.2
Gross profit	245.8	120.6	548.0	283.5
Operating expenses:
Sales and marketing	154.8	101.1	392.8	246.1
General and administrative	126.9	47.0	265.4	152.4
Research and development	22.5	13.8	60.6	37.8
Total operating expenses	304.2	162.0	718.8	436.4
Loss from operations	(58.4)	(41.4)	(170.8)	(152.9)
Other income, net:
Interest income, net	5.6	3.0	12.7	5.2
Other expense, net	(2.9)	—	(3.1)	(0.3)
Total other income, net	2.7	3.0	9.6	4.9
Loss before provision for income taxes	(55.7)	(38.4)	(161.2)	(148.0)
Income tax (benefit) expense	(0.1)	0.2	(0.5)	0.2
Net loss	$(55.6)	$(38.6)	$(160.7)	$(148.2)
Net loss attributable to Class A and Class B common stockholders	$(55.6)	$(38.6)	$(160.7)	$(198.3)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.20)	$(1.76)	$(0.80)	$(8.37)
Weighted-average Class A and Class B common shares outstanding, basic and diluted	280,879,011	21,959,822	199,769,233	23,673,350
Other comprehensive income:
Change in unrealized loss on marketable securities	$(3.1)	$—	$(3.3)	$—
Change in foreign currency translation adjustment	0.1	0.3	3.4	1.0
Total other comprehensive (loss) income	(3.0)	0.4	0.1	1.0
Comprehensive loss	$(58.6)	$(38.2)	$(160.6)	$(147.2)

See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(160.7)	$(148.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	28.2	15.0
Stock-based compensation expense	56.3	76.0
Non-cash operating lease expense	33.5	—
Other non-cash items	4.1	0.3
Changes in operating assets and liabilities:
Accounts receivable	(5.4)	(13.8)
Inventories	(46.2)	(86.5)
Prepaid expenses and other current assets	(24.3)	(14.9)
Other assets	(18.2)	(6.6)
Accounts payable and accrued expenses	64.0	80.7
Customer deposits and deferred revenue	124.0	13.1
Operating lease liabilities, net	(20.7)	—
Other liabilities	14.5	9.3
Net cash provided by (used in) operating activities	49.1	(75.6)
Cash Flows from Investing Activities:
Purchases of marketable securities	(1,199.6)	(204.0)
Maturities of marketable securities	331.5	—
Sales of marketable securities	118.0	—
Cash paid for cost method investment	(0.1)	(0.6)
Acquisition of business, net of cash acquired	(45.6)	(0.1)
Purchases of property and equipment	(110.1)	(47.9)
Net cash used in investing activities	(905.9)	(252.6)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	1,195.7	—
Repurchase of common and convertible preferred stock, including issuance costs	—	(130.3)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	539.1
Proceeds from employee stock purchase plan withholdings	4.6	—
Proceeds from exercise of stock options	9.0	3.0
Net cash provided by financing activities	1,209.3	411.8
Effect of exchange rate changes	(5.0)	1.0
Net change in cash, cash equivalents, and restricted cash	347.5	84.6
Cash, cash equivalents and restricted cash — Beginning of period	163.0	151.6
Cash, cash equivalents and restricted cash — End of period	$510.5	$236.2
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$0.7
Cash paid for income taxes	$1.0	$—
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Conversion of convertible preferred stock to common stock	$(941.1)	$—
Property and equipment accrued but unpaid	$21.2	$7.9
Building - build-to-suit asset	$—	$130.0
Stock-based compensation capitalized for software development costs	$1.5	$0.3
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in millions)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – December 31, 2018	210.6	$941.1	22.1	$—	$63.3	$0.6	$(543.5)	$(479.5)
Exercise of stock options	—	—	0.8	—	1.4	—	—	1.4
Stock-based compensation expense	—	—	—	—	7.6	—	—	7.6
Other comprehensive income	—	—	—	—	—	0.4	—	0.4
Net loss	—	—	—	—	—	—	(38.6)	(38.6)
Balance – March 31, 2019	210.6	$941.1	22.9	$—	$72.3	$1.0	$(582.0)	$(508.7)

Balance – December 31, 2019	—	$—	280.6	$—	$2,269.3	$3.3	$(727.4)	$1,545.2
Exercise of stock options	—	—	1.5	—	5.9	—	—	5.9
Issuance of common stock under employee stock purchase plan	—	—	0.2	—	3.7	—	—	3.7
Stock-based compensation expense	—	—	—	—	21.1	—	—	21.1
Other comprehensive loss	—	—	—	—	—	(3.0)	—	(3.0)
Net loss	—	—	—	—	—	—	(55.6)	(55.6)
Balance – March 31, 2020	—	$—	282.2	$—	$2,300.0	$0.3	$(783.0)	$1,517.3

See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in millions)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – June 30, 2018	176.3	$406.3	25.9	$—	$20.5	$—	$(336.1)	$(315.6)
Issuance of Series F redeemable convertible preferred stock, net	38.1	539.1	—	—	—	—	—	—
Repurchase of common and preferred stock	(3.8)	(4.3)	(4.8)	—	—	—	(97.8)	(97.8)
Exercise of stock options	—	—	1.8	—	3.8	—	—	3.8
Stock-based compensation expense	—	—	—	—	48.1	—	—	48.1
Other comprehensive income	—	—	—	—	—	1.0	—	1.0
Net loss	—	—	—	—	—	—	(148.2)	(148.2)
Balance – March 31, 2019	210.6	$941.1	22.9	$—	$72.3	$1.0	$(582.0)	$(508.7)

Balance – June 30, 2019	210.6	$941.1	25.3	$—	$90.7	$0.2	$(629.5)	$(538.6)
Initial public offering, net of issuance costs of $6.3 million	—	—	43.4	—	1,195.7	—	—	1,195.7
Conversion of redeemable convertible preferred stock to common stock	(210.6)	(941.1)	210.6	—	941.1	—	—	941.1
Exercise of stock options	—	—	2.4	—	11.0	—	—	11.0
Exercise of stock warrants	—	—	0.2	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	0.2	—	3.7	—	—	3.7
Stock-based compensation expense	—	—	—	—	57.8	—	—	57.8
Other comprehensive income	—	—	—	—	—	0.1	—	0.1
Net loss	—	—	—	—	—	—	(160.7)	(160.7)
Cumulative effect adjustment in connection with adoption of ASU 2016-02	—	—	—	—	—	—	7.2	7.2
Balance – March 31, 2020	—	$—	282.2	$—	$2,300.0	$0.3	$(783.0)	$1,517.3
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except share and per share amounts)

1. Description of Business and Basis of Presentation
Description and Organization
Peloton Interactive, Inc. ("Peloton" or the “Company”) is the largest interactive fitness platform in the world with a loyal community of Members, which we define as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid Digital Subscription. The Company pioneered connected, technology-enabled fitness with the creation of its interactive fitness equipment ("Connected Fitness Products") and the streaming of immersive, instructor-led boutique classes to its Members anytime, anywhere. The Company makes fitness entertaining, approachable, effective and convenient while fostering social connections that encourage its Members to be the best versions of themselves.
The Company organizes its business into the following three reportable segments: Connected Fitness Products, Subscription and Other. See Note 15 of the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the Company's segment reporting structure.
Initial Public Offering and Concurrent Private Placement
In September 2019, the Company closed its initial public offering ("IPO") and a concurrent private placement, in which it issued and sold 43,448,275 shares of its Class A common stock. The price per share to the public in the IPO and in the concurrent private placement was $29.00 per share. The Company received aggregate proceeds of $1.2 billion from the IPO and the concurrent private placement, net of the underwriting discount and before deducting offering costs of approximately $6.3 million. Prior to the closing of the IPO, all shares of the Company's common stock then outstanding were redesignated into 25,301,604 shares of Class B common stock, and upon the closing of the IPO, all shares of the Company's then outstanding preferred stock automatically converted into 210,640,629 shares of Class B common stock on a one-to-one basis.
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

In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three and nine months ended March 31, 2020, are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2020, or any other period.

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

Except as described elsewhere in Note 2 of the notes to the condensed consolidated financial statements in the section titled "—Recently Issued Accounting Pronouncements" in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to the Company's significant accounting policies as described in the Prospectus.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to income taxes, stock-based compensation, contingencies, transaction price estimates, content costs, the fair values of assets acquired and liabilities assumed in business combinations, contingent consideration, and impairment of goodwill, intangible and long-lived assets. The Company bases its estimates on historical experience, market conditions, and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates.
Stock-Based Compensation
In August 2019, the Board of Directors adopted the 2019 Employee Stock Purchase Plan ("ESPP"), which was subsequently approved by the Company’s stockholders in September 2019. The Company recognizes stock-based compensation expense related to shares issued pursuant to its ESPP on a straight-line basis over the offering period, which is twenty-four months. The ESPP allows employees to purchase shares of the Company's Class A common stock at a 15 percent discount. The ESPP also includes a look-back provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date.

Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
ASU 2016-02
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which introduced and codified new lease accounting guidance under ASC 842. ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a lease payment liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The Company adopted this ASU and related amendments as of July 1, 2019 under the modified retrospective approach, whereby all prior periods continue to be reported under previous lease accounting guidance. The Company elected the package of practical expedients and, as permitted, the Company did not assess whether existing contracts are or contain leases, the lease classification for any existing leases, and identification of initial direct costs for any existing leases. Adoption of the new standard resulted in the recognition of right-of-use assets and operating lease liabilities on the Company's condensed consolidated balance sheet. In addition, the Company de-recognized a build-to-suit arrangement in accordance with the transition requirements, which resulted in an adjustment to retained earnings. The standard did not materially impact the Company's condensed consolidated statements of operations and comprehensive loss. See Note 8 for further discussion of the Company's accounting for leases under ASC 842.

ASU 2017-04
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The standard is effective for public entities for annual or any interim goodwill impairment tests in annual reporting years beginning after December 15, 2019. For all other entities, including emerging growth companies, the standard is effective for annual or any interim goodwill impairment tests in annual reporting years beginning after December 15, 2021. Early adoption of this standard is permitted. The Company adopted this ASU on July 1, 2019. The standard did not materially impact the Company's condensed consolidated financial statements.

ASU 2018-07
In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU on July 1, 2019. The standard did not materially impact the Company's condensed consolidated statements of operations and comprehensive loss.

Accounting Pronouncements Not Yet Adopted
ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. This standard changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which may result in earlier recognition of allowances for losses, and require expected credit losses to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The Company expects to adopt this standard on July 1, 2020. The Company has completed its initial assessment and does not expect adoption of the standard to have a material impact on its condensed consolidated financial statements.

ASU 2019-12
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which amends ASC Topic 740, Income Taxes. This ASU simplifies the accounting for income taxes by modifying the treatment of intraperiod tax allocation in certain circumstances, eliminating an exception to recognizing deferred tax liabilities for outside basis differences for foreign equity method investments and foreign subsidiaries when ownership or control changes, and modifying interim period tax calculations when a loss is forecast. In addition, this ASU also requires that enacted changes in tax laws or rates be included in the annual effective rate determination in the period that includes the enactment date and clarifies the tax accounting of a step up in tax basis of goodwill. The Company expects to adopt this standard on July 1, 2020. The Company has completed its initial assessment, and does not expect adoption of the standard to have a material impact on its condensed consolidated financial statements.

ASU 2020-04
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities' financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the potential impact of adopting this new accounting guidance, but does not expect the adoption of the standard to have a material impact on its condensed consolidated financial statements.

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

Connected Fitness Products

Connected Fitness Products include the Company’s Bike and Tread, related accessories, delivery and installation services, and extended warranty agreements. The Company recognizes Connected Fitness Product revenue net of sales returns and discounts when the product has been delivered to the customer. The Company generally allows customers to return products within thirty days of purchase, as stated in its return policy.

The Company records fees paid to third-party financing partners in connection with its consumer financing program as a reduction of revenue, as it considers such costs to be a customer sales incentive. The Company records payment processing fees for its credit card sales for Connected Fitness Products within Sales and marketing in the Company's condensed consolidated statements of operations and comprehensive loss.

Subscription

The Company’s subscriptions provide unlimited access to content in its library of live and on-demand fitness classes. The Company’s subscriptions are offered on a month-to-month basis.

Historically, the Company offered a prepaid subscription option where Subscribers earned one free month or three free months of subscription with the purchase of a 12-month subscription or 24-month subscription, respectively. The Company also offered Subscribers the ability to finance the prepaid subscription with the purchase of a Connected Fitness Product as part of its financing program. The associated financing fees were paid to the Company’s third-party partner at the outset of the arrangement and were recorded as a reduction to Subscription revenue. The Company terminated both programs in July 2018.

Amounts paid for subscription fees are included within customer deposits and deferred revenue and recognized ratably on a month-to-month basis. The Company records payment processing fees for its monthly subscription charges within Cost of subscription revenue in the Company's condensed consolidated statements of operations and comprehensive loss.

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

Revenue and related fees paid to the third-party provider are recognized on a gross basis as the Company has a continuing obligation to perform over the service period. Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Product revenue in the condensed consolidated statements of operations and comprehensive loss.

Disaggregation of Revenue
The Company's revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 15 under the heading "Segment Information".

The Company's revenue disaggregated by geographic region, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in millions)
North America (1)	$503.9	$309.4	$1,176.7	$680.0
International (2)	20.6	7.3	42.2	11.7
Total revenue	$524.6	$316.7	$1,218.8	$691.7
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

As of March 31, 2020 and June 30, 2019, customer deposits of $198.6 million and $81.3 million, respectively, and deferred revenue of $16.6 million and $9.5 million, respectively, were included in Customer deposits and deferred revenue on the Company's Condensed consolidated balance sheet.

In the nine months ended March 31, 2020, the Company recognized $9.5 million of revenue that was included in the deferred revenue balance as of June 30, 2019.

4. Investments in Marketable Securities
The following table summarizes the Company's investments in marketable securities:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate bonds	$448.6	$0.1	$(5.6)	$443.1
U.S. treasury securities	300.7	2.8	—	303.5
Asset-backed securities	106.3	—	(0.3)	106.0
Commercial paper	64.3	—	—	64.3
Certificate of deposits	45.5	—	(0.1)	45.4
	$965.3	$2.9	$(6.0)	$962.3
Less: Restricted marketable securities (1)				$38.6
Total marketable securities				$923.7

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

5. Fair Value Measurements
The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Cash equivalents (1):
Commercial paper	$4.0	$—	$—	$4.0
Marketable securities:
Corporate bonds	443.1	—	—	443.1
U.S. treasury securities	303.5	—	—	303.5
Asset- backed securities	106.0	—	—	106.0
Commercial paper	64.3	—	—	64.3
Certificates of deposit	45.4	—	—	45.4
Other:
Cost-method investments	—	—	0.7	0.7
Total	$966.3	$—	$0.7	$967.0

Liabilities
Other current liabilities:
Contingent consideration	$—	$—	$2.4	$2.4
Other non-current liabilities:
Contingent consideration	—	—	4.4	4.4
Total	$—	$—	$6.8	$6.8
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

The contingent consideration represents the estimated fair value of cash consideration payable in connection with a recent acquisition that is contingent upon the achievement of certain performance milestones. The Company estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of risk associated with the obligation, which are considered to be Level 3 inputs. The fair value of the contingent consideration arrangement is sensitive to change in the expected achievement of the applicable milestones and changes in discount rate. The Company remeasures the fair value of the contingent consideration arrangement each reporting period, including the accretion of the discount, if applicable, and changes are recognized in General and administrative expense in the condensed consolidated statements of operations and comprehensive loss. See Note 7 for further discussion of the Company's accounting for the contingent consideration.

6. Inventory

Inventories were as follows:

	March 31, 2020	June 30, 2019
	(in millions)
Raw materials	$13.0	$—
Work-in-process	3.6	—
Finished products	204.0	152.0
Total inventories	220.5	152.0
Less: Reserves	(26.3)	(15.4)
Total inventories, net	$194.2	$136.6

7. Acquisition of Tonic Fitness Technology

In October 2019, the Company completed its previously announced acquisition of Tonic Fitness Technology ("Tonic"), a manufacturing company located in Taiwan, for a purchase price of approximately $45.2 million, net of cash acquired, which was paid in cash. During the three months ended March 31, 2020, the purchase consideration was reduced by $0.2 million associated with the final working capital adjustment, resulting in a revised purchase price of $45.0 million. On the acquisition date, Tonic became a wholly-owned subsidiary of the Company. The Company acquired Tonic in order to have more control over its supply chain and to help the Company scale its production. The Company agreed to pay consideration if certain future production milestones are met over the next four years. This contingent consideration was recorded as an earn-out liability on the condensed consolidated balance sheets at its fair value of $6.8 million and is included within the purchase price. The maximum payout of this contingent consideration is $7.5 million.
The operating results of Tonic have been included in the Company's Condensed consolidated statements of operations and comprehensive loss since the acquisition date. Actual and pro forma revenue and results of operations for the acquisition have not been presented because they do not have a material impact to the consolidated revenue and results of operations, either individually or in the aggregate.
The Company recognized zero and $0.3 million of acquisition-related costs that were expensed as incurred during the three and nine months ended March 31, 2020, respectively. These costs are included in General and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
Preliminary Purchase Price Allocation
The acquisition was accounted for under the acquisition method. The following table summarizes the refined estimate of the fair values of assets acquired and liabilities assumed at the closing date:

As of October 16, 2019
(in millions)
Inventory	$11.8
Other current assets	29.1
Property and equipment	20.4
Goodwill	32.3
Other assets	2.2
Total assets	$95.7
Current liabilities	(49.9)
Other liabilities	(0.8)
Total liabilities	$(50.7)
Net assets acquired	$45.0

The preliminary purchase price allocation resulted in the recognition of $32.3 million of goodwill. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including an experienced workforce and expected future synergies. The Company allocated the goodwill to its Connected Fitness reporting segment. None of the goodwill is expected to be deductible for tax purposes.

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

8. Leases
The Company leases facilities under operating leases with various expiration dates through 2039. The Company leases space for its corporate headquarters and the operation of its production studio facilities, retail showrooms, microstores, distribution centers, warehouses, factories, and other office spaces.
Right-of-use assets and lease liabilities are established on the condensed consolidated balance sheets for leases with an expected term greater than one year. As the rate implicit in the lease is not determinable, the Company uses its secured incremental borrowing rate to determine the present value of the lease payments.
Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the term of the lease. The Company has elected to not separate lease and non-lease components.
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
As of March 31, 2020, the total remaining lease payments included in the measurement of lease liabilities for operating leases were as follows:

Fiscal Year Ending June 30,
(in millions)
The remainder of 2020	$18.3
2021 (1)	21.2
2022	66.3
2023	66.2
2024	63.0
Thereafter	573.7
Total	$808.6

(1) Includes $37.8 million in tenant improvement receivable.

Supplemental information related to leases was as follows:

As of March 31, 2020
Reconciliation of Lease Liabilities	(dollars in millions)
Weighted-average remaining lease term (years)	13.1
Weighted-average discount rate	5.75%
Total Undiscounted Lease Liability	$808.6
Less: Imputed interest	(286.6)
Total Discounted Lease Liability	$522.0
Current portion of lease liability	$24.3
Non-current portion of lease liability	$497.7

Supplemental cash flow and other information related to leases was as follows:

Nine Months Ended March 31, 2020
Cash Paid For Amounts Included In Measurement of Liabilities	(in millions)
Operating cash flows from operating leases	$30.2

Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	$321.2

Total operating lease expense was $23.5 million and $63.0 million for the three and nine months ended March 31, 2020, of which $3.6 million and $7.9 million was attributable to variable lease expense, respectively, and $0.1 million and $0.6 million was attributable to short-term lease expense, respectively. During the three and nine months ended March 31, 2019, rent expense was $10.4 million and $24.7 million, respectively.

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

During the three and nine months ended March 31, 2020, the Company incurred total commitment fees of $0.2 million and $0.6 million, respectively, and zero and $0.2 million during the three and nine months ended March 31, 2019, respectively, which are included in interest expense in the condensed consolidated statements of operations and comprehensive loss.

The principal amount, if any, is payable in full in June 2024. As of March 31, 2020, the Company had not drawn on the credit facility and did not have outstanding borrowings under the Amended Credit Agreement.
In connection with the execution of the Amended Credit Agreement, the Company incurred debt issuance costs of $0.9 million, which are capitalized and presented as Other assets on the Company's condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Amended Credit Agreement.
The Company has the option to repay its borrowings under the Amended Credit Agreement without premium or penalty prior to maturity. The Amended Credit Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare cash dividends in the entirety or make certain other distributions, and undergo a merger or consolidation or certain other transactions. The Amended Credit Agreement also contains certain financial condition covenants, including maintaining a total level of liquidity of not less than $125.0 million and maintaining certain minimum total revenue ranging from $725.0 million to $1,985.0 million depending on the applicable date of determination. As of March 31, 2020, the Company was in compliance with the covenants under the Amended Credit Agreement. At March 31, 2020, the Company was contingently liable for approximately $4.2 million in standby letters of credit as security for an operating lease obligation.

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

Prior to the execution of go-forward music license agreements, the Company estimates and records expenses inclusive of estimated content costs for past use as well as normal and recurring music royalty expenses. During the three and nine months ended March 31, 2020, the Company recorded content costs for past use of zero and $1.0 million, respectively, and $11.3 million and $16.4 million during the three and nine months ended March 31, 2019, respectively. In addition, the Company recorded estimates for normal and recurring royalty expense of $0.9 million and $3.3 million during the three and nine months ended March 31, 2020, respectively, and $1.2 million and $2.1 million during the three and nine months ended March 31, 2019, respectively. The Company includes both of these components in its reserve. As of March 31, 2020, the Company recorded reserves of $11.6 million, included in Accrued expenses in the accompanying Condensed consolidated balance sheets.

Legal Proceedings
On March 19, 2019, Downtown Music Publishing LLC, ole Media Management, L.P., Big Deal Music, LLC, CYPMP, LLC, Peer International Corporation, PSO Limited, Peermusic Ltd., Peermusic III, Ltd., Peertunes, Ltd., Songs of Peer Ltd., Reservoir Media Management, Inc., The Richmond Organization, Inc., Round Hill Music LLC, The Royalty Network, Inc., and Ultra International Music Publishing, LLC filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York, captioned Downtown Music Publ’g LLC, et. al v. Peloton Interactive, Inc., alleging that the Company engaged in copyright infringement by using certain accused songs in streaming and recorded fitness classes without necessary licenses. The plaintiffs alleged that they are music publishers that own or control the copyrights in numerous musical works that were synchronized by the Company without the plaintiffs’ authorization. The complaint asserted a single claim for copyright infringement.

On April 30, 2019, the Company answered the complaint and filed counterclaims against the original named plaintiffs and National Music Publishers’ Association, Inc., a trade association, alleging that they coordinated to collectively negotiate licenses in violation of the antitrust laws. The counterclaims also asserted that the trade association tortuously interfered with the Company's attempts to engage in direct negotiations with music publishers in violation of state law. The counterclaims sought injunctive relief, monetary damages (to be trebled under applicable statute), and attorneys’ fees and costs. An initial pretrial conference was held on May 9, 2019 and discovery commenced thereafter. An amended complaint filed on May 31, 2019 named additional plaintiffs Greensleeves Publishing Ltd., Me Gusta Music, LLC, Raleigh Music Publishing LLC, STB Music, Inc., and TuneCore, Inc. and identified additional musical works. The Company answered the amended complaint on June 14, 2019. On June 24, 2019, counter-defendants filed a motion to dismiss the counterclaims, to which the Company filed an opposition on August 8, 2019.

On September 27, 2019, the district court granted plaintiffs leave to file a second amended complaint identifying additional musical works and affiliated entities, and requesting injunctive relief, more than $300 million in damages, and attorneys’ fees and costs. The Company answered the second amended complaint and also filed counterclaims on October 11, 2019. On October 25, 2019, counter-defendants filed a motion to dismiss the counterclaims, to which the Company filed an opposition on November 8, 2019. On January 29, 2020, the court granted plaintiffs’ motion to dismiss the Company’s counterclaims. The parties agreed to settle the litigation and executed a confidential settlement agreement on February 24, 2020.

On January 30, 2020, the Company entered into a confidential settlement agreement with Flywheel Sports, Inc. (“Flywheel”) pursuant to which the Company and Flywheel agreed, among other things, to withdraw, and seek dismissal and termination of, a series of ongoing patent litigation matters between the parties.

In addition to the above, from time to time, the Company is subject to litigation matters and claims which arise in the ordinary course of its business. The Company believes that the outcome of any existing litigation, either individually or in the aggregate, will not have a material impact on the results of operations, financial condition or cash flows of the Company.

During the three and nine months ended March 31, 2020, the Company recognized $49.3 million and $59.0 million for litigation and settlement expenses, respectively, and $5.8 million and $9.7 million during the three and nine months ended March 31, 2019, respectively.

11. Stockholders' Equity (Deficit)
Redeemable Convertible Preferred Stock
In September 2019, upon the closing of the Company's IPO, all outstanding shares of redeemable convertible preferred stock were automatically converted into an aggregate of 210,640,629 shares of Class B common stock.

Preferred Stock
Effective September 2019, the Company's Board of Directors ("Board of Directors") authorized the issuance of undesignated preferred stock, with a par value of $0.000025 per share. As of March 31, 2020, there were 50,000,000 shares of preferred stock authorized and zero shares of preferred stock outstanding.

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

The Board of Directors authorized the issuance of Class A common stock and Class B common stock, each with a par value of $0.000025 per share. As of March 31, 2020, there were 2,500,000,000 shares of Class A common stock and 2,500,000,000 shares of Class B common stock authorized and 175,029,321 shares of Class A common stock and 107,144,281 shares of Class B common stock outstanding.

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

The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2019	64,602,124	$6.71	8.6	$972.0
Granted	11,424,329	$26.66
Exercised	(2,448,692)	$3.55
Cancelled	(1,644,660)	$10.48
Outstanding — March 31, 2020	71,933,101	$9.90	8.1	$1,204.0
Vested and Exercisable— March 31, 2020	28,494,699	$3.76	7.0	$649.3

The aggregate intrinsic value of options outstanding, vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2020. Prior to the IPO, the fair value of the Company's common stock was determined by the Board of Directors. After the IPO, the fair value of the common stock is the closing stock price of the Company's Class A common stock as reported on the Nasdaq Global Select Market.

As part of the 2015 Plan and 2019 Plan (the "Plans"), the Company issued options to certain key management that vest upon the achievement of certain performance milestones. During the three and nine months ended March 31, 2020, the Company recorded stock-based compensation expense related to the performance based options of $0.1 million and $4.0 million, respectively, and $0.5 million and $0.7 million for the three and nine months ended months ended March 31, 2019, respectively.

For the nine months ended March 31, 2020 and 2019, the weighted-average grant date fair value per option was $12.03 and $6.05, respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	Nine Months Ended March 31,
	2020	2019
Weighted average risk-free interest rate (1)	1.1%	2.7%
Weighted average expected term (in years)	6.2	6.3
Weighted average expected volatility (2)	45.0%	45.0%
Expected dividend yield	—	—
____________________________
(1)Based on U.S. Treasury seven-year constant maturity interest rate whose term is consistent with the expected term of the option.
(2)Expected volatility is based on an analysis of comparable public company volatilities and adjusted for the Company’s stage of development.

As of March 31, 2020, the Company had $294.8 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 3.5 years.

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

Unless otherwise determined by the Board of Directors, each offering period will consist of four six-month purchase periods, provided that the initial offering period commenced on the Effective Date and will end on August 31, 2021, and the initial purchase period will end February 28, 2020. Thereafter, each offering period and each purchase period will commence on September 1 and March 1 and end on August 31 and February 28 of each two-year period or each six-month period, respectively, subject to a reset provision. If the closing stock price on the first day of an offering period is higher than the closing stock price on the last day of any applicable purchase period, participants will be withdrawn from the ongoing offering period immediately following the purchase of ESPP shares on the purchase date and would automatically be enrolled in the subsequent offering period ("ESPP reset"), resulting in a modification under ASC 718.

Unless otherwise determined by the Board of Directors, the purchase price for each share of Class A common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period or the fair market value per share on the last trading day of the applicable purchase period. There was an ESPP reset in the three months ended March 31, 2020 that resulted in a total modification charge of $2.5 million, which is recognized over the new two-year offering period ending February 28, 2022.

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods included weighted average expected terms of 1.1 years, weighted average expected volatility of 54.8%, and weighted average risk-free rate of 1.6% for the three and nine months ended March 31, 2020. The expected term assumptions were based on each offering period's respective purchase date. Since the Company does not have a historical trading history of its stock, the expected volatility was derived from the average historical stock volatilities of several unrelated public companies that the Company considers to be comparable to its business over a period equivalent to the expected terms. The risk-free rate assumptions were based on the U.S. treasury yield curve in effect at the time of the grants. The dividend yield assumption was zero as the Company has not historically paid any dividends and does not expect to declare or pay dividends in the foreseeable future.

During the three and nine months ended March 31, 2020, the Company recorded stock-based compensation expense associated with the ESPP of $1.1 million and $2.0 million, respectively.

During the three months ended March 31, 2020, employees purchased approximately 162,639 shares of Class A common stock, under the ESPP, at a weighted-average price of $22.69. As of March 31, 2020, total unrecognized compensation cost related to the ESPP was $10.1 million, which will be amortized over a weighted-average remaining period of 1.9 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in millions)
Cost of revenue
Connected Fitness Products	$0.5	$0.1	$1.2	$0.1
Subscription	1.4	0.6	3.6	2.4
Other	—	—	—	—
Total cost of revenue	1.9	0.6	4.8	2.5
Sales and marketing	2.4	0.4	6.0	7.2
General and administrative	13.5	5.9	38.1	61.0
Research and development	2.8	0.6	7.5	5.4
Total stock-based compensation expense	$20.5	$7.5	$56.3	$76.0

During the nine months ended March 31, 2019, the Company recorded a one-time stock-based compensation charge of $61.7 million, related to a tender offer completed by the Company in August 2018 to purchase outstanding shares of common stock and preferred stock.

During the nine months ended March 31, 2020, the holder of a warrant to purchase 240,000 shares of the Company's Class B common stock net exercised the warrant into 238,253 shares of Class B common stock at an exercise price of $0.19 per share. As of March 31, 2020, there were no outstanding warrants.

13. Income Taxes
The Company recorded a provision for (benefit from) income taxes of $(0.1) million and $(0.5) million for the three and nine months ended March 31, 2020, respectively, and $0.2 million for the three and nine months ended March 31, 2019, respectively. The Income tax benefit is driven by international income taxes.

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
CARES Act
The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted on March 27, 2020 in the United States. The Company does not expect the CARES Act to have a material impact on its income tax provision.

14. Loss Per Share
The computation of loss per share is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in millions, except share and per share amounts)
Basic loss per share:
Net loss	$(55.6)	$(38.6)	$(160.7)	$(148.2)
Less: Premium on repurchase of convertible preferred stock	—	—	—	(50.1)
Net loss attributable to common stockholders	$(55.6)	$(38.6)	$(160.7)	$(198.3)
Shares used in computation:
Weighted-average common shares outstanding	280,879,011	21,959,822	199,769,233	23,673,350
Basic and diluted loss per share	$(0.20)	$(1.76)	$(0.80)	$(8.37)

Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Employee stock options	40,901,883	25,363,471	39,959,440	18,608,306
Warrants	—	234,935	—	233,730
Redeemable convertible preferred stock	—	210,640,629	—	203,696,692

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

The Connected Fitness Product segment derives revenue from sale of the Bike, Tread and related accessories, delivery and installation services, and extended warranty agreements. The Subscription segment derives revenue from monthly Subscription fees. The Other segment primarily consists of apparel sales. There are no internal revenue transactions between the Company’s segments.

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in millions)
Connected Fitness Products:
Revenue	$420.2	$261.6	$958.9	$560.8
Cost of revenue	230.0	152.3	546.5	321.1
Gross profit	$190.3	$109.3	$412.5	$239.8
Subscription:
Revenue	$98.2	$51.1	$242.5	$120.1
Cost of revenue	41.4	38.0	103.3	74.6
Gross profit	$56.8	$13.1	$139.2	$45.5
Other:
Revenue	$6.1	$4.0	$17.4	$10.7
Cost of revenue	7.5	5.8	21.1	12.5
Gross profit	$(1.3)	$(1.8)	$(3.7)	$(1.8)
Consolidated:
Revenue	$524.6	$316.7	$1,218.8	$691.7
Cost of revenue	278.8	196.1	670.9	408.2
Gross profit	$245.8	$120.6	$548.0	$283.5

Reconciliation of Gross Profit
Operating expenditures, interest (income) and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable segment gross profit to consolidated loss before tax is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in millions)
Segment Gross Profit	$245.8	$120.6	$548.0	$283.5
Sales and marketing	(154.8)	(101.1)	(392.8)	(246.1)
General and administrative	(126.9)	(47.0)	(265.4)	(152.4)
Research and development	(22.5)	(13.8)	(60.6)	(37.8)
Total other income (expense), net	2.7	3.0	9.6	4.9
Loss before provision for income taxes	$(55.7)	$(38.4)	$(161.2)	$(148.0)

16. Subsequent Events
Restricted Stock Unit Grants
Following March 31, 2020, the Company's Board of Directors granted a total of 695,249 restricted stock units for shares of the Company's Class A common stock at a weighted-average grant date fair value of $31.78 per share and 481,672 stock options to purchase shares of the Company's Class A common stock at a weighted-average exercise price of $30.33.

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

COVID-19
In this unprecedented time, we are grateful for the extremely hard work of all of our employees, incredibly supportive Member community, and unwavering business partners. Our priorities during this time have been to ensure the safety and well-being of our employees, to continue to serve our Members, and to support our communities through initiatives including:

Employee Assistance: We extended sick time for all of our employees, procured necessary technology and systems access for employees to work remotely, established a family care reimbursement program, provided well-being reimbursements to cover the unique expenses associated with COVID-19, and instituted a “High Five” employee-funded and company-matching program that provides financial assistance to employees undergoing various hardships with over $100,000 raised so far. We also implemented hazard pay for our warehouse and delivery employees.

Peloton Digital 90-Day Trial: From March 16, 2020 through April 30, 2020, we extended our Digital subscription free trial period from 30 to 90 days in order to help people maintain their physical and mental well-being through our fitness and wellness programming. Since the extension was announced, over one million people have signed up for our free trial and completed over 7 million workouts from March 16, 2020 to April 30, 2020.

Providing Relief for our Global Connected Fitness Members: We know many of our Members and their families are fighting COVID-19, helping others cope with the illness, or have been financially impacted by business closures and job loss. In response, we pledged $1.0 million in Connected Fitness Subscription waivers for those financially impacted by COVID-19 to help our Members stay healthy and connected during these challenging times.

The Comeback for Healthcare Professionals: The Comeback is our donation program pursuant to which we donate 50 Bikes every month to individuals and organizations on uphill journeys who can benefit from the support of the Bike and Peloton community. In April, we extended our existing Comeback program by donating 200 Bikes to hospitals and healthcare professionals.

Community Support: In early April we donated 95,000 KN95 masks to New York City hospitals and supported our local community through charity classes benefiting The Food Bank For New York City, raising approximately $500,000 to provide meals to those in need.

Business Continuity
Peloton was uniquely positioned as a leader in home connected fitness to be top-of-mind as many were faced with the possibility of working from home for several weeks or months. The significant sales and marketing investments we made over the past few years, along with our Member focus, have driven strong brand awareness and word-of-mouth referrals. While we expect sales growth to moderate over time, we believe that the current environment of social distancing and working from home could be permanently influencing fitness consumer behavior and driving more people to discover Peloton as the most engaging, entertaining, immersive, and motivating home platform for fitness and well-being.
Corporate offices - Employees in New York, London and Plano, Texas adapted quickly to a 100% work-from-home environment.

Showrooms - While we closed our 97 global retail showrooms on March 16, our e-commerce and inside sales channels remain open to allow us to continue to sell our Connected Fitness Products to people during a time when they may need it most. Though we expect our showrooms to remain closed for several more weeks, our sales specialists have been redeployed to other areas of our business to address resource needs due to increased demand.
Field Operations and Delivery - We have been monitoring safety guidelines and precautionary measures recommended by health officials and continue to make any necessary adjustments to our delivery and warehouse protocols to ensure the safety of both our team, our Members, and our communities. Since the outbreak of COVID-19, we have made the following changes to our delivery and warehouse procedures:
◦Implemented “threshold” and curbside delivery,
◦Started deep cleaning practices throughout our warehouses and delivery vehicles,
◦Paused activities that require entering the home including Tread delivery, return pick-up, and in-home servicing until further notice, and
◦Insisted our third party providers follow similar practices.

Content Production - With thousands of fitness programs still available to our Members, we decided to pause production of new classes in our studios in New York and London on April 7. We resumed live programming from instructors' homes on April 22, which we plan to continue until our studios are reopened.

Member Support - We enabled our Member Support teams to work from home so that our Members worldwide can continue to access the support they need to focus on health and well-being and stay connected to our community.

Inventory - We entered the three months ended March 31, 2020 with inventory in all regions, however, the significant out performance of Bike sales in certain regions has increased order-to-delivery windows. We are working closely with our manufacturing partners to accelerate supply to reduce our order-to-delivery times in the fourth quarter. In order to meet our continued strong demand in the fourth quarter, we have increased production of our Bike and have incurred additional shipping costs in order to expedite product shipments.

In addition, we expect Connected Fitness Product gross margin to be impacted due to additional costs associated with COVID-19 such as hazard pay for field operations employees, and keeping our warehouse and delivery personnel safe through additional deep cleaning and safety protocols. This may be partially offset by a mix shift to Bike deliveries. We are not expecting to resume Tread deliveries for the remainder of fiscal 2020.

We are unable to accurately predict the full impact that COVID-19 will have on our revenues, profitability, and financial position in light of the uncertainty as to the severity and duration of the pandemic, actions that may be taken by government authorities, the impact to our customers and business partners, and other factors identified in Part II, Item 1A "Risk Factors" of this Form 10-Q. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business, consolidated results of operations, and financial condition.

Overview
Peloton is the largest interactive fitness platform in the world with a loyal community of over 2.6 million Members as of March 31, 2020. We pioneered connected, technology-enabled fitness, and the streaming of immersive, instructor-led boutique classes to our Members anytime, anywhere. We make fitness entertaining, approachable, effective, and convenient while fostering social connections that encourage our Members to be the best versions of themselves. We define a Member as any individual who has a Peloton account through a paid Connected Fitness Subscription, or a paid Peloton Digital Subscription.

Our Connected Fitness Product offerings currently include the Peloton Bike, launched in 2014, and the Peloton Tread, launched in 2018. Our revenue is primarily generated from the sale of our Connected Fitness Products and associated recurring subscription revenue. We have experienced significant growth in sales of our Connected Fitness Products, which, when combined with our low Average Net Monthly Connected Fitness Churn has led to significant growth in Connected Fitness Subscribers. From the three months ended March 31, 2019 to the three months ended March 31, 2020, total revenue grew 66%, and our Connected Fitness Subscriber base grew 94%.

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

For the three months ended March 31, 2020 and 2019:

•We generated total revenue of $524.6 million and $316.7 million, respectively, representing 66% year-over-year growth;
•We had 886,100 and 457,100 Connected Fitness Subscribers, respectively, representing 94% year-over-year growth;
•Our Average Net Monthly Connected Fitness Churn was 0.46% and 0.68%, respectively;
•We incurred net losses of $(55.6) million and $(38.6) million, respectively; and
•Our Adjusted EBITDA was $23.5 million and $(19.7) million, respectively.

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

	Three Months Ended March 31,
	2020	2019

Ending Connected Fitness Subscribers	886,100	457,100
Average Net Monthly Connected Fitness Churn	0.46%	0.68%
Total Workouts (in millions)	44.2	18.0
Average Monthly Workouts per Connected Fitness Subscriber	17.7	13.9
Subscription Gross Profit (in millions)	$56.8	$13.1
Subscription Contribution (in millions)(1)	$62.4	$16.7
Subscription Gross Margin	57.8%	25.6%
Subscription Contribution Margin(1)	63.6%	32.7%
Net Loss (in millions)	$(55.6)	$(38.6)
Adjusted EBITDA (in millions)(2)	$23.5	$(19.7)
Adjusted EBITDA Margin(2)	4.5%	(6.2)%
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

We calculate Adjusted EBITDA as net loss adjusted to exclude: interest income, net; other income, net; provision for income taxes; depreciation and amortization expense; stock-based compensation expense; costs related to acquisitions; certain litigation expenses, consisting of legal settlements and related fees for specific proceedings that arise outside of the ordinary course of our business; the ground lease expense related to build-to-suit lease obligations under ASC 840, and incremental costs associated with COVID-19. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue. See the section titled “—Non-GAAP Financial Measures—Adjusted EBITDA and Adjusted EBITDA Margin” in Part I, Item 2 of this Quarterly Report on Form 10-Q for information regarding our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss.

Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance.
Adjusted EBITDA and Adjusted EBITDA Margin
We calculate Adjusted EBITDA as net loss adjusted to exclude: other (income), net; provision for income taxes; depreciation and amortization expense; stock-based compensation expense; transaction costs; certain litigation expenses, consisting of legal settlements and related fees for specific proceedings that arise outside of the ordinary course of our business; the ground lease expense related to build-to-suit lease obligations under ASC 840, and incremental costs associated with COVID-19. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue.
We use Adjusted EBITDA and Adjusted EBITDA Margin as measures of operating performance and the operating leverage in our business. We believe that these non-GAAP financial measures are useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

•Adjusted EBITDA and Adjusted EBITDA Margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization expense, other (income), net, and provision for income taxes that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired;
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
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect the non-cash ground lease expense related to our new corporate headquarters lease whereby we are considered, for accounting purposes only, the owner of the construction project under ASC 840;
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

For this quarter we have updated our Adjusted EBITDA and Adjusted EBITDA Margin financial measures to exclude incremental costs associated with COVID-19, which consist of hazard pay for field operations employees and costs associated with deep cleaning of facilities, because these costs arise outside of the ordinary course of our business and we believe that excluding the impact of these COVID-19 costs reflects information valuable to investors given the outsized impact of the pandemic, which is not expected to have similar ongoing impact to our future results given the unprecedented nature of COVID-19.

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(dollars in millions)
Net loss (1)	$(55.6)	$(38.6)	$(160.7)	$(148.2)
Adjusted to exclude the following:
Other (income), net	(2.7)	(3.0)	(9.6)	(4.9)
Income tax (benefit) expense	(0.1)	0.2	(0.5)	0.2
Depreciation and amortization expense	11.0	5.8	28.2	15.0
Stock-based compensation expense	20.5	7.5	56.3	76.0
Litigation and settlement expenses	49.3	5.8	59.0	9.7
Other adjustment items (2)	1.1	2.6	1.4	4.4
Adjusted EBITDA	$23.5	$(19.7)	$(25.9)	$(47.7)
Adjusted EBITDA Margin	4.5%	(6.2)%	(2.1)%	(6.9)%

______________________
(1) Included in net loss are content costs for past use as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in millions)
Content costs for past use (1)	$—	$11.3	$1.0	$16.4

______________________
(1) From time-to-time, we execute music royalty agreements with various music rights holders. As part of these go-forward license agreements, we may also enter into agreements whereby we are released from all potential licensor claims regarding our alleged past use of copyrighted material in our content in exchange for a mutually-agreed payment. We refer to these payments as content costs for past use. Included in Adjusted EBITDA are content costs for past use. These costs had no basis point impact on Adjusted EBITDA Margin for the three months ended March 31, 2020 and a negative basis point impact on Adjusted EBITDA Margin of 8 for the nine months ended March 31, 2020 and 357 and 238 for the three and nine months ended March 31, 2019, respectively.

(2) Includes incremental costs associated with COVID-19 of $0.9 million for the three and nine months ended March 31, 2020 and the ground lease expense related to build-to-suit lease obligations under ASC 840 of $2.6 million and $4.4 million for the three and nine months ended March 31, 2019.

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

The following table presents a reconciliation of Subscription Contribution to subscription gross profit, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(dollars in millions)
Subscription Revenue	$98.2	$51.1	$242.5	$120.1
Less: Cost of Subscription (1)	41.4	38.0	103.3	74.6
Subscription Gross Profit	$56.8	$13.1	$139.2	$45.5
Subscription Gross Margin	57.8%	25.6%	57.4%	37.9%
Add back:
Depreciation and amortization expense	$4.3	$3.0	$11.7	$7.5
Stock-based compensation expense	1.4	0.6	3.6	2.4
Subscription Contribution	$62.4	$16.7	$154.5	$55.3
Subscription Contribution Margin	63.6%	32.7%	63.7%	46.1%
____________________
(1) Included in cost of subscription are content costs for past use as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in millions)
Content costs for past use (1)	$—	$11.3	$1.0	$16.4

____________________
(1) From time-to-time, we execute music royalty agreements with various music rights holders. As part of these go-forward license agreements, we may also enter into agreements whereby we are released from all potential licensor claims regarding our alleged past use of copyrighted material in our content in exchange for a mutually-agreed payment. We refer to these payments as content costs for past use. Included in Subscription Contribution and Subscription Contribution Margin are content costs for past use. These costs had a no basis point impact on Subscription Contribution Margin for the three months ended March 31, 2020 and a negative basis point impact on Subscription Contribution Margin of 42 for the nine months ended March 31, 2020 and 2,216 and 1,368 for the three and nine months ended March 31, 2019, respectively.

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

Revenue

Connected Fitness Products
Connected Fitness Product revenue consists of sales of our Bike and Tread and related accessories, delivery and installation services, and extended warranty agreements. Connected Fitness Product revenue is recognized at the time of delivery and is recorded net of returns and discounts and third-party financing program fees.

Subscription
Subscription revenue consists of revenue generated from our monthly $39.00 Connected Fitness Subscription and $12.99 Digital Subscription.
Historically, we offered a prepaid subscription option where Members earned one free month or three free months of subscription with the upfront purchase of a 12-month subscription or 24-month subscription, respectively. We also offered Connected Fitness Subscribers the ability to purchase a 12-, 24-, or 39-month prepaid subscription with the purchase of a Connected Fitness Product as part of our financing program, which provides 0% APR financing to qualified customers over a term of up to 39 months. The associated financing fees are paid to our third-party partner at the outset of the arrangement and are recorded as a reduction to subscription revenue over the contract term. We terminated both offerings by July 2018 at which point all subsequent future subscriptions became month-to-month. As of March 31, 2020, 95% of our Connected Fitness Subscribers were paying month-to-month subscriptions. We will continue to see an impact to subscription revenue until November 2021 as the revenue under legacy prepaid subscriptions is earned ratably over the remaining service period, which extends up to 39 months from the initial date of subscription activation.
If a Connected Fitness Subscriber owns both a Bike and a Tread in the same household, the price of the Subscription remains $39.00 monthly. As of March 31, 2020, approximately 3% of our Connected Fitness Subscribers owned both a Bike and a Tread.

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

Operating Expenses

Sales and Marketing
Sales and marketing expense consists of performance marketing media spend, asset creation, and other brand creative, all showroom expenses and related lease payments, payment processing fees incurred in connection with the sale of our Connected Fitness Products, sales and marketing personnel-related expenses, and expenses related to Peloton Digital, our digital app. We intend to continue to invest in our sales and marketing capabilities in the future and expect this expense to increase in absolute dollars in future periods as we release new products and expand internationally. Sales and marketing expense as a percentage of total revenue may fluctuate from period to period based on total revenue and the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over future periods.

General and Administrative
General and administrative expense includes personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal, human resources, and IT functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax and accounting services, and insurance, as well as litigation settlement costs.

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

Other Income, Net
Other income, net consists of interest (expense) income, realized gains (losses) on investments amortization of debt issuance costs, and impacts from foreign exchange transactions.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$420.2	$261.6	$958.9	$560.8
Subscription	98.2	51.1	242.5	120.1
Other	6.1	4.0	17.4	10.7
Total revenue	524.6	316.7	1,218.8	691.7
Cost of revenue(1)(2)
Connected Fitness Products	230.0	152.3	546.5	321.1
Subscription(3)	41.4	38.0	103.3	74.6
Other	7.5	5.8	21.1	12.5
Total cost of revenue	278.8	196.1	670.9	408.2
Gross profit	245.8	120.6	548.0	283.5
Operating expenses
Sales and marketing(1)(2)	154.8	101.1	392.8	246.1
General and administrative(1)(2)	126.9	47.0	265.4	152.4
Research and development(1)(2)	22.5	13.8	60.6	37.8
Total operating expenses	304.2	162.0	718.8	436.4
Loss from operations	(58.4)	(41.4)	(170.8)	(152.9)
Other income, net	2.7	3.0	9.6	4.9
Loss before provision for income tax	(55.7)	(38.4)	(161.2)	(148.0)
Income tax (benefit) expense	(0.1)	0.2	(0.5)	0.2
Net loss	$(55.6)	$(38.6)	$(160.7)	$(148.2)
____________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in millions)
Cost of revenue
Connected Fitness Products	$0.5	$0.1	$1.2	$0.1
Subscription	1.4	0.6	3.6	2.4
Other	—	—	—	—
Total cost of revenue	1.9	0.6	4.8	2.5
Sales and marketing	2.4	0.4	6.0	7.2
General and administrative	13.5	5.9	38.1	61.0
Research and development	2.8	0.6	7.5	5.4
Total stock-based compensation expense	$20.5	$7.5	$56.3	$76.0
____________________
(2) Includes depreciation and amortization expense as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in millions)
Cost of revenue
Connected Fitness Products	$0.9	$0.4	$2.2	$0.8
Subscription	4.3	3.0	11.7	7.5
Other	—	—	—	—
Total cost of revenue	5.1	3.5	13.9	8.3
Sales and marketing	2.7	1.2	6.5	2.6
General and administrative	3.1	1.1	7.6	4.1
Research and development	0.1	—	0.2	—
Total depreciation and amortization expense	$11.0	$5.8	$28.2	$15.0
____________________
(3) Included in subscription cost of revenue are content costs for past use as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in millions)
Content costs for past use	$—	$11.3	$1.0	$16.4
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

Comparison of the Three and Nine Months Ended March 31, 2020 and 2019

Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
	2020	2019	Change	2020	2019	Change
Revenue:	(dollars in millions)
Connected Fitness Products	$420.2	$261.6	60.6%	$958.9	$560.8	71.0%
Subscription	98.2	51.1	92.3%	242.5	120.1	101.9%
Other	6.1	4.0	53.2%	17.4	10.7	62.2%
Total revenue	$524.6	$316.7	65.6%	$1,218.8	$691.7	76.2%
Percentage of revenue
Connected Fitness Products	80.1%	82.6%		78.7%	81.1%
Subscription	18.7	16.1		19.9	17.4
Other	1.2	1.3		1.4	1.6
Total	100.0%	100.0%		100.0%	100.0%

Three Months Ended March 31, 2020 and 2019

Connected Fitness Products revenue for the three months ended March 31, 2020 increased $158.6 million, or 60.6%, compared to the three months ended March 31, 2019. This increase was primarily attributable to the significant growth in the number of Connected Fitness Products delivered during the period, which was the result of investments made in brand and product awareness, and a strong increase in demand in the last few weeks of the quarter driven by stay at home orders issued by governments around the world in response to the COVID-19 pandemic.

Subscription revenue for the three months ended March 31, 2020 increased $47.1 million, or 92.3%, compared to the three months ended March 31, 2019. This increase was primarily attributable to the year-over-year growth in our Connected Fitness Subscribers from 457,100 to 886,100. The growth of our Connected Fitness Subscribers was primarily driven by the increased number of Connected Fitness Products delivered during the period and our low Average Net Monthly Connected Fitness Churn of 0.46% for the three months ended March 31, 2020. We believe engagement is a leading indicator of retention. Our Member engagement continued to grow with 17.7 Average Monthly Workouts per Connected Fitness Subscriber during the three months ended March 31, 2020 versus 13.9 Average Monthly Workouts per Connected Fitness Subscriber in

the same period last year. Our Connected Fitness Subscribers worked out with us 44.2 million times in the three months ended March 31, 2020, up from 18.0 million workouts in the same period last year, representing 145.5% year-over-year growth.

Other revenue for the three months ended March 31, 2020 increased $2.1 million, or 53.2%, compared to the three months ended March 31, 2019. The increase was attributable to the growth of our branded apparel sales, driven by our growing Member base and expanded retail showroom footprint year over year.

Nine Months Ended March 31, 2020 and 2019

Connected Fitness Products revenue for the nine months ended March 31, 2020 increased $398.1 million, or 71.0%, compared to the nine months ended March 31, 2019. This increase was primarily attributable to the significant growth in number of Connected Fitness Products delivered during the period, which was the result of our growing brand and product awareness, as well as strong conversion from our Home Trial program, and, to a lesser extent, as a result of the launch of Tread and our entry into our first international markets, both of which occurred late in the first quarter of fiscal 2019.

Subscription revenue for the nine months ended March 31, 2020 increased $122.4 million, or 101.9%, compared to the nine months ended March 31, 2019. This increase was primarily attributable to the year-over-year growth in our Connected Fitness Subscribers from 457,100 to 886,100. The growth of our Connected Fitness Subscribers was primarily driven by the increased number of Connected Fitness Products delivered during the period and our low Average Net Monthly Connected Fitness Churn of 0.67% for the nine months ended March 31, 2020.

Other revenue for the nine months ended March 31, 2020 increased $6.7 million, or 62.2%, compared to the nine months ended March 31, 2019. The increase was attributable to the growth of our branded apparel sales, driven by our growing Member base and expanded retail showroom footprint year over year.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,			Nine Months Ended March 31,
	2020	2019	Change	2020	2019	Change
Cost of Revenue:	(dollars in millions)
Connected Fitness Products	$230.0	$152.3	51.0%	$546.5	$321.1	70.2%
Subscription	41.4	38.0	9.0%	103.3	74.6	38.5%
Other	7.5	5.8	29.1%	21.1	12.5	68.6%
Total cost of revenue	278.8	196.1	42.2%	670.9	408.2	64.3%
Gross Profit:
Connected Fitness Products	190.3	109.3	74.1%	412.5	239.8	72.0%
Subscription	56.8	13.1	334.4%	139.2	45.5	206.0%
Other	(1.3)	(1.8)	25.2%	(3.7)	(1.8)	NM
Total gross profit	$245.8	$120.6	103.8%	$548.0	$283.5	93.3%
Gross Margin:
Connected Fitness Products	45.3%	41.8%		43.0%	42.8%
Subscription	57.8%	25.6%		57.4%	37.9%
Other	(21.6)%	(44.3)%		(21.4)%	(16.8)%
_______________________________
*NM - not meaningful

Three Months Ended March 31, 2020 and 2019

Connected Fitness Products cost of revenue for the three months ended March 31, 2020 increased $77.6 million, or 51.0%, compared to the three months ended March 31, 2019. This increase was primarily driven by costs associated with the growth in the number of Connected Fitness Products delivered during the period.

Our Connected Fitness Product gross margin increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily driven by a mix shift to Bike deliveries and continued improvements in our product costs, partially offset by costs associated with hazard pay for our warehouse and delivery personnel as a result of COVID-19.

Subscription cost of revenue for the three months ended March 31, 2020 increased $3.4 million, or 9.0%, compared to three months ended March 31, 2019. This increase was primarily driven by an increase of $8.9 million in music royalty and streaming delivery fees driven by increased usage of our platform, an increase of $1.7 million in content production costs, an increase of $1.3 million in personnel-related expenses excluding stock-based compensation expense, an increase of $1.2 million in depreciation and amortization expense, and an increase of $1.2 million in payment processing fees for our monthly subscription billing. The increase was offset by a decrease of $11.3 million in content costs for past use.

Subscription gross margin increased by 3,224 basis points from the three months ended March 31, 2019 to the three months ended March 31, 2020 primarily driven by an $11.3 million benefit from lower content costs for past use year-over-year and fixed cost leverage with more Connected Fitness Subscribers.

Other cost of revenue for the three months ended March 31, 2020 increased $1.7 million, or 29.1%, compared to the three months ended March 31, 2019. This increase was primarily attributable to the growth of our branded apparel sales during the period.

Other gross margin decreased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to an increase in our inventory obsolescence reserve and the impact of sales discounts offered in our referral program.

Nine Months Ended March 31, 2020 and 2019

Connected Fitness Product cost of revenue for the nine months ended March 31, 2020 increased $225.4 million, or 70.2%, compared to the nine months ended March 31, 2019. The increase was primarily driven by costs associated with the growth in the number of Connected Fitness Products delivered during the period.

Our Connected Fitness Product gross margin increased slightly for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019 due to a mix shift to Bike deliveries, partially offset by costs associated with hazard pay for our warehouses and delivery personnel as a result of COVID-19.

Subscription cost of revenue for the nine months ended March 31, 2020 increased $28.7 million, or 38.5%, compared to the nine months ended March 31, 2019. This increase was primarily driven by an increase of $23.3 million in music royalty and streaming delivery fees driven by increased usage of our platform, an increase of $7.1 million in personnel-related expenses excluding stock-based compensation expense, an increase of $4.3 million in depreciation and amortization expense, an increase of $3.3 million in payment processing fees for our monthly subscription billing, an increase of $3.1 million in content production costs, and an increase of $1.5 million associated with lease commencements for our two production studios in New York City and London. The increase was partially offset by a decrease of $15.4 million in content costs for past use.

Subscription gross margin increased by 1,952 basis points in the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019 primarily driven by a $15.4 million benefit from lower content costs for past use year-over-year.

Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change	Nine Months Ended March 31,		Change
	2020	2019		2020	2019
	(dollars in millions)
Sales and marketing	$154.8	$101.1	53.1%	$392.8	$246.1	59.6%
As a percentage of total revenue	29.5%	31.9%		32.2%	35.6%

Three Months Ended March 31, 2020 and 2019

Sales and marketing expense for the three months ended March 31, 2020 increased $53.7 million, or 53.1%, compared to the three months ended March 31, 2019. The increase was due primarily to increased spending on advertising and marketing programs of $33.0 million, an increase in personnel-related expenses of $10.2 million, excluding stock-based compensation expense, due to increased headcount, an increase in payment processing fees of $3.5 million, and an increase in expenses related to our showrooms of $2.2 million.

Nine Months Ended March 31, 2020 and 2019

Sales and marketing expense for the nine months ended March 31, 2020 increased $146.7 million, or 59.6%, compared to the nine months ended March 31, 2019. The increase was due primarily to increased spending on advertising and marketing programs of $104.4 million, an increase in personnel-related expenses of $24.2 million, excluding stock-based compensation expense, due to increased headcount, an increase in expenses related to our showrooms of $6.1 million, an increase in payment processing fees of $6.1 million, and an increase in depreciation and amortization expense of $3.9 million. This increase was partially offset by a decrease in stock-based compensation expense of $1.2 million driven by a $6.3 million charge in the nine months ended March 31, 2019 related to a tender offer completed in October 2018 to purchase outstanding shares of common stock and preferred stock held by employees (the "2018 Tender Offer").

General and Administrative

	Three Months Ended March 31,		Change	Nine Months Ended March 31,		Change
	2020	2019		2020	2019
	(dollars in millions)
General and administrative	$126.9	$47.0	169.8%	$265.4	$152.4	74.1%
As a percentage of total revenue	24.2%	14.9%		21.8%	22.0%

Three Months Ended March 31, 2020 and 2019

General and administrative expense for the three months ended March 31, 2020 increased $79.9 million, or 169.8%, compared to the three months ended March 31, 2019. The increase was primarily due to an increase in legal expenses of $44.9 million, due to fees and one-time settlement amounts related to the settlement of litigation matters with each of Flywheel Sports, Inc. and Downtown Music Publishing LLC, an increase in personnel-related expenses of $10.0 million, excluding stock-based compensation expense, due to increased headcount, an increase in stock-based compensation expense of $7.5 million, an increase in facilities costs from additional leased spaces of $6.8 million, and an increase in professional services fees of $5.1 million.

Nine Months Ended March 31, 2020 and 2019

General and administrative expense for the nine months ended March 31, 2020 increased $113.0 million, or 74.1%, compared to the nine months ended March 31, 2019. This increase was primarily due to an increase in professional fees, comprised of legal, accounting, and consulting fees of $66.5 million driven by fees and one-time settlement amounts related to the settlement of litigation matters with each of Flywheel Sports, Inc. and Downtown Music Publishing LLC, an increase in personnel-related expenses of $32.6 million, excluding stock-based compensation expense, due to increased headcount, an increase in facilities costs from additional leased spaces of $20.1 million, an increase associated with business operations and public company costs of $8.1 million, an increase in depreciation and amortization expense of $3.5 million, and additional costs due to system implementations of $2.9 million. This increase was partially offset by a decrease in stock-based compensation expense of $22.9 million driven by a $50.6 million charge in the nine months ended March 31, 2019 related to the 2018 Tender Offer.

Research and Development

	Three Months Ended March 31,		Change	Nine Months Ended March 31,		Change
	2020	2019		2020	2019
	(dollars in millions)
Research and development	$22.5	$13.8	62.4%	$60.6	$37.8	60.2%
As a percentage of total revenue	4.3%	4.4%		5.0%	5.5%

Three Months Ended March 31, 2020 and 2019

Research and development expense for the three months ended March 31, 2020 increased $8.6 million, or 62.4%, compared to the three months ended March 31, 2019. This increase was due primarily to an increase in personnel-related expenses, which, excluding stock-based compensation expense, increased $4.4 million, due to increased headcount, an increase of $2.1 million in stock-based compensation expense, an increase of $0.8 million in software expense, and an increase in facilities costs from additional leased space of $0.5 million.

Nine Months Ended March 31, 2020 and 2019

Research and development expense for the nine months ended March 31, 2020 increased $22.8 million, or 60.2%, compared to the nine months ended March 31, 2019. This increase was due primarily to an increase in personnel-related expenses, which, excluding stock-based compensation expense, increased $14.8 million, due to increased headcount, an increase of $2.4 million in product development and research costs associated with development of new software features and products, an increase in stock-based compensation expense of $2.1 million, and an increase of $1.7 million in software expense.

Other Income, Net and Provision for Income Taxes

	Three Months Ended March 31,			Nine Months Ended March 31,
	2020	2019	Change	2020	2019	Change
	(dollars in millions)
Other income, net	$2.7	$3.0	NM	$9.6	$4.9	NM
Income tax (benefit) expense	$(0.1)	$0.2	NM	$(0.5)	$0.2	NM
___________________________
*NM - not meaningful

Three Months Ended March 31, 2020 and 2019

Other income, net, was $2.7 million for the three months ended March 31, 2020 compared to $3.0 million for the three months ended March 31, 2019. The decrease in other income, net, was primarily due to unrealized losses on our marketable securities of $3.1 million, partially offset by an increase of $2.5 million in interest earned on cash, cash equivalents, and short-term investments.

Nine Months Ended March 31, 2020 and 2019

Other income, net, was $9.6 million for the nine months ended March 31, 2020 compared to $4.9 million for the nine months ended March 31, 2019. The increase in other income, net, was primarily due to an increase of $7.8 million in interest earned on cash, cash equivalents, and short-term investments, partially offset by $3.1 million in unrealized losses on our marketable securities.
Liquidity and Capital Resources
Our operations have been financed primarily through cash flow from operating activities and net proceeds from the sales of our stock. As of March 31, 2020, we had cash and cash equivalents of approximately $509.0 million and marketable securities of $923.7 million. In September 2019, we completed our IPO and a concurrent private placement, in which we issued and sold an aggregate of 43,448,275 shares of our Class A common stock. The price per share to the public in the IPO and in the concurrent private placement was $29.00. We received aggregate net proceeds of $1.2 billion from the IPO and the concurrent private placement, net of the underwriting discounts and before deducting offering costs of approximately $6.3 million.

As of March 31, 2020, our marketable securities portfolio primarily consists of U.S. government notes, investment grade corporate securities and AAA asset-backed securities. Given market volatility since March 2020 we have taken actions to protect against principal risk such as moving cash from prime to government money market funds, closely monitoring credit default spreads, downgraded and other securities that may bear increased risk, and selling certain securities that may no longer align with our investment strategy.

We believe our existing cash and cash equivalent balances, cash flow from operations, marketable securities portfolio, and amounts available for borrowing under our Amended Credit Agreement will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and amount of spending on research and development, growth in sales and marketing activities, the timing of new Connected Fitness Product introductions, market acceptance of our Connected Fitness Products, timing and investments needed for international expansion, and overall economic conditions. Further, we may use cash to satisfy exercise payments and/or tax withholdings in connection with the settlement of equity awards. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.
Amended and Restated Credit Agreement
In June 2019, we entered into the Amended Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, lead arranger and bookrunner and Bank of America, N.A., Barclays Bank PLC, Goldman Sachs Lending Partners LLC, and Silicon Valley Bank, as joint syndication agents, which amended and restated the loan and security agreement we previously entered into in November 2017. The Amended Credit Agreement provides for a $250.0 million secured revolving credit facility, including up to the lesser of $150.0 million and the aggregate unused amount of the facility for the issuance of letters of credit. Interest on the Amended Credit Agreement is paid based on LIBOR plus 2.75% or an Alternative Base Rate plus 1.75%. We are required to pay an annual commitment fee of 0.375% on a quarterly basis based on the unused portion of the revolving credit facility. The principal amount, if any, is payable in full in June 2024. As of March 31, 2020, we had not drawn on the credit facility and did not have outstanding borrowings under the Amended Credit Agreement. As of March 31, 2020, we had outstanding letters of credit totaling $4.2 million issued primarily to cover security deposits for an operating lease obligation.

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

Cash Flows

	Nine Months Ended March 31,
	2020	2019
	(in millions)
Net cash flows provided by operating activities	$49.1	$(75.6)
Net cash flows used in investing activities	(905.9)	(252.6)
Net cash flow provided by financing activities	1,209.3	411.8

Operating Activities
Net cash provided by operating activities of $49.1 million for the nine months ended March 31, 2020 was primarily due to an increase in non-cash adjustments of $122.2 million, and an increase in net change in operating assets and liabilities of $87.6 million, partially offset by net loss of $160.7 million. The increase in net operating assets and liabilities was primarily due to a $124.0 million increase in customer deposits and deferred revenue driven by elevated sales volumes towards the end of the quarter and longer delivery windows, and a $64.0 million increase in accounts payable and accrued expenses related to increased expenditures to support general business growth, as well as the timing of payments, partially offset by a $46.2 million increase in inventory levels as we ramped up supply to meet the current increased demand. Non-cash adjustments primarily consisted of stock-based compensation expense, right-of use-asset operating lease expense, and depreciation and amortization expense.
Net cash used in operating activities of $75.6 million for the nine months ended March 31, 2019 was primarily due to a net loss of $148.2 million and a decrease in net change in operating assets and liabilities of $18.7 million, partially offset by non-cash adjustments of $91.3 million. The decrease in net operating assets and liabilities was primarily due to an $86.5 million increase in inventories due to increased inventory levels and a $14.9 million increase in prepaid expenses and other current assets driven by general growth; partially offset by an $80.7 million increase in accounts payable and accrued expenses related to growth of expenditures to support general business growth. Non-cash adjustments primarily consisted of stock-based compensation expense of $76.0 million of which $61.7 million related to the 2018 Tender Offer.

Investing activities
Cash used in investing activities for the nine months ended March 31, 2020 of $905.9 million was primarily related to purchases of marketable securities of $1,199.6 million, $110.1 million used for capital expenditures primarily related to the continued build out of our new Peloton studios in New York and London, our New York City headquarters, and new showrooms, and $45.6 million relating to the acquisition of Tonic, net of cash acquired, partially offset by maturities of marketable securities of $331.5 million and sales of marketable securities of $118.0 million.

Cash used in investing activities for the nine months ended March 31, 2019 of $252.6 million was primarily related to the purchase of marketable securities of $204.0 million and capital expenditures of $47.9 million.

Financing activities
Net cash provided by financing activities of $1.2 billion for the nine months ended March 31, 2020 was primarily related to proceeds from our IPO and concurrent private placement, net of the underwriting discount and before deducting offering costs of $6.3 million.

Net cash provided by financing activities of $411.8 million for the nine months ended March 31, 2019 was primarily related to net proceeds from issuance of Series F redeemable convertible preferred stock of $408.8 million, net of issuance costs and repurchases of common stock and preferred stock, as well as $3.0 million in proceeds from exercises of stock options.

Contractual Obligations
There were no material changes in our contractual obligations and commitments during the three months ended March 31, 2020 from the contractual obligations and commitments disclosed in the Prospectus. See Note 10 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk

We had cash and cash equivalents and marketable securities of approximately $1.4 billion as of March 31, 2020. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
Foreign Currency Risk
To date, all of our inventory purchases have been denominated in U.S. dollars. Our international sales are primarily denominated in foreign currencies and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our revenue. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. For example, we recently purchased Tonic, a contract manufacturer, and our operating expenses incurred in manufacturing our products in Tonic's facilities in Taiwan are denominated in foreign currencies and not in U.S. dollars. In addition, our suppliers incur many costs, including labor and supply costs, in other currencies. While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses. We use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. Our exposure to foreign currency exchange rates has historically been partially hedged as our foreign currency denominated inflows have covered our foreign currency denominated expenses.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2020.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

We have incurred operating losses each year since our inception in 2012, including net losses of $(71.1) million, $(47.9) million, and $(195.6) million for fiscal 2017, 2018, and 2019, respectively, and had a net loss of $(55.6) million and $(160.7) million in the three and nine months ended March 31, 2020 and expect to continue to incur net losses for the foreseeable future. We expect our operating expenses to increase in the future as we continue our sales and marketing efforts, continue to invest in research and development, expand our operating and retail infrastructure, add content and software features to our platform, expand into new geographies, develop new Connected Fitness Products, and in connection with legal, accounting, and other expenses related to operating as a public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products and services, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from the COVID-19 pandemic, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.

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
•unsatisfactory experiences with the delivery, installation, or servicing of our Connected Fitness Products, including due to prolonged delivery timelines and limitations on or the suspension of the in-home installation, return, and warranty servicing processes as a result of the current COVID-19 pandemic;
•our Members engaging with competitive products and services;
•technical or other problems preventing Members from accessing our content and services in a rapid and reliable manner or otherwise affecting the Member experience;
•a decline in the public’s interest in indoor cycling or running, or other fitness disciplines that we invest most heavily in;
•deteriorating general economic conditions or a change in consumer spending preferences or buying trends, whether as a result of the COVID-19 pandemic or otherwise; and
•interruptions in our ability to sell or deliver our Connected Fitness Products or to create content and services for our Members as a result of the COVID-19 pandemic.

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

Our success in maintaining and increasing our Subscriber base depends on our ability to identify and originate trends as well as to anticipate and react to changing consumer demands in a timely manner. Our products and services are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new or enhanced offerings in a timely manner, or our new or enhanced offerings are not accepted by our Subscribers, our competitors may introduce similar offerings faster than us, which could negatively affect our rate of growth. Moreover, our new offerings may not receive consumer acceptance as preferences could shift rapidly to different types of fitness and wellness offerings or away from these types of offerings altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower subscription rates, lower sales, pricing pressure, lower gross margins, discounting of our existing Connected Fitness Products, and excess inventory levels. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address them will partially depend upon our continued ability to develop and introduce innovative, high-quality offerings. Development of new or enhanced products and services may require significant time and financial investment, which could result in increased costs and a reduction in our profit margins. For example, we have historically incurred higher levels of sales and marketing expenses accompanying each product and service introduction. Moreover, while we have experienced a significant increase in our Subscriber base since the outbreak of COVID-19, it remains uncertain how the COVID-19 pandemic will impact consumer demand for our products and services and consumer preferences generally. In additional, we have experienced and may continue to experience delays in the development and introduction of new or enhanced products and services due to the effects of the current COVID-19 pandemic.

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

The outbreak of the COVID-19 coronavirus pandemic, or COVID-19, could have an adverse effect on our business, results of operations, and financial condition.

COVID-19 has caused significant volatility in financial markets and has caused what is likely to be an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, could contribute to a general slowdown in the global economy, adversely impact our Members, third-party suppliers, contract manufacturers, logistics providers and other business partners, and disrupt our operations. Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic has resulted in inefficiencies or delays, including in sales, delivery, and product development efforts, and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession and business continuity planning, employees working remotely or teleconferencing technologies.

COVID-19 and related governmental reactions have had and may continue to have a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some or all of the following events or circumstances, among others:

•our inability to manage our business effectively due to key employees becoming ill, working from home inefficiently, and being unable to travel to our facilities;
•our and our third-party suppliers', contract manufacturers', logistics providers', and other business partners' inability to operate worksites, including manufacturing facilities, shipping and fulfillment centers, and our retail showrooms and production studios, due to employee illness or reluctance to appear at work, or “stay-at-home” regulations;
•our inability to provide our Members with high-quality Member support due to changes to the delivery experience and our inability to provide in-home servicing of Connected Fitness Products due to safety risks and local government regulations related to COVID-19;
•a temporary suspension in sales of our Tread due to the Tread installation process requiring our delivery teams to enter the residences of our Members;
•prolonged delivery timelines and the implementation of curbside and “threshold” delivery, which requires our Members to self-install and set up their Bikes, due to work restrictions related to COVID-19;
•increased return rates due to a decrease in consumer discretionary spending;
•inventory shortages caused by a combination of increased demand for our Connected Fitness Products and longer lead-times in the manufacturing of our Connected Fitness Products, due to work restrictions related to COVID-19, import/export conditions such as port congestion, and local government orders;
•interruptions in our ability to offer live studio classes and produce new content, for example, in April 2020, we decided to pause live production at both our New York and London studios to reduce the risk of exposure to our employees and their families;
•interruptions in manufacturing (including the sourcing of key components) and shipment of our products; for example, in certain instances, we have temporarily closed certain of our field operations warehouses for short periods of time for deep cleanings following confirmed cases of COVID-19;
•disruptions of the operations of our third-party suppliers, which could impact our ability to purchase components at efficient prices and in sufficient amounts;
•reduced demand for our Connected Fitness Products and services, including due to any prolonged economic downturn that may occur;
•our inability to raise additional capital or the dilution of our common stock if we raise capital by issuing equity securities;
•volatility in the market price of our Class A common stock; and
•incurrence of significant increases to employee health care and benefits costs.

The extent of the impact of COVID-19 on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets, and the related impact on the financial circumstances of our Members, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

We manufacture certain components of our Connected Fitness Products in-house, and we also rely on a limited number of contract manufacturers and suppliers to manufacture and transport our Connected Fitness Products. If our internal manufacturing abilities are compromised in any way, we would be reliant on a limited number of contract manufacturers for all of our manufacturing needs. Our reliance on a limited number of contract manufacturers for each of our Connected Fitness Products increases our risks, since we do not currently have alternative or replacement contract manufacturers beyond these key parties. In the event of interruption from any of our contract manufacturers, our own manufacturing capabilities, or suppliers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, both our own and our contract manufacturers’ primary facilities are located in Taiwan. Thus, our business could be adversely affected if one or more of our suppliers is impacted by a natural disaster, an epidemic such as the current COVID-19 outbreak, or other interruption at a particular location. In particular, the current COVID-19 outbreak has caused, and will likely continue to cause, interruptions in the development, manufacturing (including the sourcing of key components), and shipment of our Connected Fitness Products, which could adversely impact our revenue, gross margins, and operating results. Such interruptions may be due to, among other things, temporary closures of our facilities or those of our contract manufacturers, and other vendors in our supply chain; restrictions on travel or the import/export of goods and services from certain ports that we use; and local quarantines.

If we experience a significant increase in demand for our Connected Fitness Products that cannot be satisfied adequately through our existing supply channels, or if we need to replace an existing supplier or partner, we may be unable to supplement or replace them on terms that are acceptable to us, which may undermine our ability to deliver our products to Members in a timely manner. For example, if we require additional manufacturing support, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build our products to our specifications in sufficient volume. Identifying suitable suppliers, manufacturers, and logistics partners is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any of our significant suppliers, contract manufacturers, or logistics partners could have an adverse effect on our business, financial condition and operating results.

We have limited control over our suppliers, contract manufacturers, and logistics partners, which may subject us to significant risks, including the potential inability to produce or obtain quality products and services on a timely basis or in sufficient quantity.

We have limited control over our suppliers, contract manufacturers, and logistics partners, which subjects us to the following risks, many of which have materialized due to the COVID-19 pandemic:

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

We also rely on our logistics partners, including last mile warehouse and delivery partners, to complete a substantial percentage of our deliveries to customers, with the rest of the deliveries handled by our own last mile team. The current COVID-19 outbreak has required us to rely more heavily on our last mile delivery partners in certain markets where we have had to temporarily quarantine our in-house delivery teams due to employee illness or where our in-house delivery teams' capacity is otherwise constrained. Our primary last mile partner relies on a network of independent contractors to perform last mile services for us in many markets. If any of these independent contractors, or the last mile partner as a whole, do not perform their obligations or meet the expectations of us or our Members, our reputation and business could suffer.

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

We have expanded our operations rapidly and have limited operating experience at our current size. For example, between June 30, 2017 and March 31, 2020, our employee headcount increased from 443 to 3,249, and we expect headcount growth to continue for the foreseeable future. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. Moreover, the vertically integrated nature of our business, where we design our own Connected Fitness Products, develop our own software, produce original fitness and wellness programming, sell our products exclusively through our own sales teams and e-commerce site, and assemble, deliver, and service our Connected Fitness Products, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. For example, as a result of the current COVID-19 pandemic we may not be able to manage our business effectively and, in particular, we may experience difficulties in meeting consumer demand for our Connected Fitness Products and services, due to our employees becoming ill, being unable to travel to our facilities, and constraints within our supply chain. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed.

Our growth strategy contemplates a significant increase in our advertising and other marketing spending and expanding our retail showroom presence. Many of our existing retail showrooms are relatively new and we cannot assure you that these showrooms or that future showrooms will generate revenue and cash flow comparable with those generated by our more mature locations, especially as we move to new geographic markets. Moreover, certain occurrences outside of our control may result in the closure of our retail showrooms. For example, as a result of the ongoing COVID-19 pandemic, we temporarily closed all of our retail showrooms, and we are unable to predict whether consumer shopping behaviors will change when we reopen. Further, many of our retail showrooms are leased pursuant to multi-year short-term leases, and our ability to negotiate favorable terms on an expiring lease or for a lease renewal option may depend on factors that are not within our control. We may also open additional production studios as we expand internationally, which will require significant additional investment. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.

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

Our internal manufacturing processes and related activities, as well as our in-house warehousing and last-mile logistics activities, could expose us to significant personal injury claims that could subject us to substantial liability. The COVID-19 pandemic increases our exposure to these risks; for example, various local government orders have been implemented in areas where we operate that require us to secure personal protective equipment, such as face masks and gloves, for our delivery teams, and to implement new methods of monitoring employee health, such as temperature checks. As these government orders have come down, a global shortage of personal protective equipment has resulted, and we have experienced delays and increased costs in obtaining these materials for our teams. Our inability to timely adapt to changing norms and requirements around maintaining a safe workplace during the COVID-19 pandemic could cause employee illness, accidents, or team discontent if it is perceived that we are failing to protect the health and safety of our employees. While we maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate to cover fully all claims, and we may be forced to bear substantial losses from an accident or safety incident resulting from our manufacturing, warehousing, or last-mile activities. Additionally, if our employees decide to join or form a labor union, we may become party to a collective bargaining agreement, which could result in higher employee costs and increased risk of work stoppages. It is also possible that a union seeking to organize one subset of our employee population, such as the employees in our manufacturing facility, could also mount a corporate campaign, resulting in negative publicity or other actions that require attention by our management team and our employees. Negative publicity, work stoppages, or strikes by unions could have an adverse effect on our business, prospects, financial condition, and operating results.

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

Once our Connected Fitness Products are purchased, our Members rely on our high-touch delivery and set up service to deliver and install their equipment in a professional and efficient manner. Our Members also rely on our support services to resolve any issues related to the use of our Connected Fitness Products and content. Providing a high-quality Member experience is vital to our success in generating word-of-mouth referrals to drive sales and for retaining existing Members. Due to the COVID-19 pandemic, our ability to provide high-quality Member support has been significantly impacted. For example, due to COVID-19, we are unable to provide in-home servicing of our Connected Fitness Products, we have temporarily suspended the sale, delivery, and installation of the Tread, and delivery procedures for the Bike have been limited as we are unable to provide in-home delivery and set up services. In addition, the closure of our offices has forced our Member support staff to work from home, which may result in work-productivity issues or a decrease in efficiencies, particularly during times of high call volume as we have seen when delivery lead times get longer.The importance of high-quality support will increase as we expand our business and introduce new products and services. If we do not help our Members quickly resolve issues and provide effective ongoing support, our reputation may suffer and our ability to retain and attract Members, or to sell additional products and services to existing Members, could be harmed.

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
•changes in our effective tax rate;
•changes in accounting standards, policies, guidance, interpretations, or principles; and
•changes in business or macroeconomic conditions, including the impact of the current COVID-19 outbreak, lower consumer confidence, recessionary conditions, increased unemployment rates, or stagnant or declining wages.

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

All of the fitness and wellness content offered on our platform is produced in one of our four production studios, three of which are located in New York City. Due to our reliance on a limited number of studios in a concentrated location, any incident involving our studios, or affecting New York City at-large, could render our studios inaccessible or unusable and could inhibit our ability to produce and deliver new fitness and wellness content for our Members. For example, in April 2020, we decided to pause live production at both our New York and London studios to reduce the risk of exposure to our employees and their families to COVID-19. Production of the fitness and wellness content on our platform is further reliant on the creativity of our fitness instructors who, with the support of our production team, plan and lead our classes. Our standard employment contract with our fitness instructors has a fixed, multi-year term, however, our instructors may leave Peloton prior to the end of their contracts. If we are unable to attract or retain creative and experienced instructors, we may not be able to generate content on a scale or of a quality sufficient to grow our business. If we fail to produce and provide our Members with interesting and attractive content led by instructors who they can relate to, then our business, financial condition, and operating results may be adversely affected.

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

Meeting customer demand partially depends on our ability to obtain timely and adequate delivery of components for our Connected Fitness Products. All of the components that go into the manufacturing of our Connected Fitness Products are sourced from a limited number of third-party suppliers, and some of these components are provided by a single supplier. Our contract manufacturers generally purchase these components on our behalf, subject to certain approved supplier lists, and we do not have long-term arrangements with most of our component suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our Connected Fitness Products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in design, quantities, and delivery schedules. Our ability to meet temporary unforeseen increases in demand has been, and may in the future be, impacted by our reliance on the availability of components from these sub-suppliers. We may in the future experience component shortages, and the predictability of the availability of these components may be limited. In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources in a timely manner. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled Connected Fitness Product deliveries to our customers.

Moreover, volatile economic conditions may make it more likely that our suppliers and logistics providers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. In addition, international supply chains may be impacted by events outside of our control and limit our ability to procure timely delivery of supplies or finished goods and services. Importing and exporting has involved more risk, since the beginning of 2018, as there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. Several of the components that go into the manufacturing of our Connected Fitness Products are sourced internationally, including from China, where the United States has imposed tariffs on specified products imported therefrom following the U.S. Trade Representative Section 301 Investigation. These issues could be further exacerbated by the progression of the COVID-19 outbreak. We could see increased congestion and/or new import/export restrictions implemented at ports that we rely on for our business. In many cases, we have had to secure alternative transportation, such as air freight, or use alternative routes, at increased costs to run our supply chain. These tariffs have an impact on our component costs and have the potential to have an even greater impact depending on the outcome of the current trade negotiations, which have been protracted and recently resulted in increases in U.S. tariff rates on specified products from China. Increases in our component costs could have a material effect on our gross margins. The loss of a significant supplier, an increase in component costs, or delays or disruptions in the delivery of components, could adversely impact our ability to generate future revenue and earnings and have an adverse effect on our business, financial condition, and operating results.

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

Online sales of our Connected Fitness Products through www.onepeloton.com represented over 50% of our units sold in the U.S. for fiscal 2019. As a result of the COVID-19 pandemic, a majority of our unit sales have moved to our online channel as we have temporarily closed our retail showrooms. The operation of our direct to consumer e-commerce business through our website depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Any system interruptions or delays could prevent potential customers from purchasing our Connected Fitness Products.

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

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers, based on our estimates of future demand for particular products and services. Failure to accurately forecast our needs may result in manufacturing delays or increased costs. Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products and services, changes in demand for the products and services of our competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions, such as those caused by the current COVID-19 outbreak. This risk will be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. For example, we have experienced an unexpected increase in demand for our Connected Fitness Products as a result of government shelter-in-place orders in response to the COVID-19 pandemic, which has resulted in inventory shortages and delayed delivery timelines. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale.

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

Our future success depends, in part, on our ability to continue to identify, attract, develop, integrate, and retain qualified and highly skilled personnel, including senior management, engineers, producers, designers, product managers, logistics and supply chain personnel, retail managers, and fitness instructors. In particular, we are highly dependent on the services of John Foley, our Chief Executive Officer and co-founder, who is critical to the development of our business, future vision, and strategic direction. We also heavily rely on the continued service and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business. If members of our senior management team become ill due to the current COVID-19 pandemic, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed.

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

We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our “One Peloton” culture, which is based on the idea that if we work together, we will be more efficient and perform better because of one another. As we continue to grow, including geographically expanding our presence outside of our headquarters in New York City, and developing the infrastructure associated with being a public company, we will need to maintain our “One Peloton” culture among a larger number of employees, dispersed across various geographic regions. The widespread stay-at-home orders resulting from the COVID-19 pandemic have required us to make substantial changes to the way that the vast majority of our employee population does their work, and we have faced new and unforeseen challenges arising from the management of remote, geographically dispersed teams. Our response to the changing work environment has included a number of employee-focused benefits initiatives, such as child care and work from home technology reimbursements, which are aimed at increasing productivity and employee morale and which have increased our costs. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

We have a limited operating history with which to evaluate and predict the profitability of our subscription model. Additionally, we may introduce new revenue models in the future.

The majority of our Subscribers are on month-to-month subscription terms and may cancel their subscriptions at any time. We have limited historical data with respect to rates of Subscriber subscription renewals, so we may be unable to accurately predict customer renewal rates. Additionally, prior renewal rates may not accurately predict future Subscriber renewal rates for a variety of reasons, such as Subscribers’ dissatisfaction with our offerings and the cost of our subscriptions, macroeconomic conditions, or new offering introductions by us or our competitors. If our Subscribers do not renew their subscriptions, our revenue may decline and our business will suffer. Moreover, while we have experienced a significant increase in our Subscriber base since the outbreak of COVID-19, it remains uncertain how the COVID-19 pandemic will impact Subscriber renewal rates in long-term.

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

There is considerable patent and other intellectual property development activity in our market, and litigation, based on allegations of infringement or other violations of intellectual property, is frequent in the fitness and technology industries. Furthermore, it is common for individuals and groups to purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Our use of third-party content, including music content, software, and other intellectual property rights may be subject to claims of infringement or misappropriation. We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform or services or using certain technologies, force us to implement expensive work-arounds, or impose other unfavorable terms. We expect that the occurrence of infringement claims is likely to grow as the market for fitness products and services grows and as we introduce new and updated products and offerings. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, financial condition, and operating results.

We rely heavily on third parties for most of our computing, storage, processing, and similar services. Any disruption of or interference with our use of these third-party services could have an adverse effect on our business, financial condition, and operating results.

We have outsourced our cloud infrastructure to third-party providers, and we currently use these providers to host and stream our services and content. We are therefore vulnerable to service interruptions experienced by these providers and we expect to experience interruptions, delays, or outages in service availability in the future due to a variety of factors, including infrastructure changes, human, hardware or software errors, hosting disruptions, and capacity constraints. Outages and capacity constraints could arise from a number of causes such as technical failures, natural disasters and global pandemics, fraud, or security attacks. The level of service provided by these providers, or regular or prolonged interruptions in that service, could also affect the use of, and our Members’ satisfaction with, our products and services and could harm our business and reputation. In addition, hosting costs will increase as membership engagement grows, which could harm our business if we are unable to grow our revenue faster than the cost of using these services or the services of similar providers.

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

Threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our products and services, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, third-party or employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to Member data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Additionally, due to the current COVID-19 pandemic, there is an increased risk that we may experience cybersecurity related incidents as a result of our employees, service providers, and third parties working remotely on less secure systems during government mandated shelter-in-place orders. Any cyber-attack that attempts to obtain our or our Members’ data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, and financial condition and operating results, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, and adversely affect our brand, impacting demand for our products and services, and could have an adverse effect on our business, financial condition, and operating results.

We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater product returns than expected, either of which could have an adverse effect on our business, financial condition, and operating results.

We generally provide a minimum 12-month limited warranty on all of our Connected Fitness Products. In addition, we permit returns of our Bike by first-time purchasers for a full refund within 30 days of delivery. The occurrence of any material defects in our Connected Fitness Products could result in an increase in returns or make us liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if returns or warranty claims were to materially exceed anticipated levels. Due to the current COVID-19 pandemic, we have and may continue to experience higher product returns as consumer discretionary spending decreases, and due to safety risks we are unable to pick up those Connected Fitness Products and thus cannot currently process these requested returns. Moreover, in light of changes we have made to our delivery procedures in connection with the current COVID-19 outbreak, it is possible that warranty claims may increase above historical rates, and we may be unable to satisfactorily resolve warranty claims while the COVID-19 pandemic prevents us from performing in-home service appointments. For example, because we are currently unable to resolve warranty claims through in-home service appointments, in some cases we have sent the Member a replacement Bike frame and have requested that they hold the impaired Bike frame until a later date when we can safely retrieve it. In addition, we could incur significant costs to correct any defects, warranty claims, or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease consumer and Member confidence and demand, and adversely affect our financial condition and operating results. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and operating results.

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

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, and other factors, such as consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, levels of unemployment, and tax rates. In particular, we believe that the current COVID-19 outbreak and its resulting global macroeconomic impact may adversely affect consumer discretionary spending and, though demand for our Connected Fitness Products and services has remained high due to government shelter-in-place orders, may result in decreased demand for our Connected Fitness Products in the long-term. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, including due to the COVID-19 outbreak, trends in consumer discretionary spending also remain unpredictable and subject to reductions. To date, our business has operated almost exclusively in a relatively strong economic environment and, therefore, we cannot be sure the extent to which we may be affected by recessionary conditions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services could have an adverse effect on our business, financial condition, and operating results.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We have undergone two ownership changes on November 30, 2015 and April 18, 2017 and our NOLs arising before those dates are subject to one or more Section 382 limitations which may materially limit the use of such NOLs to offset our future taxable income. In addition, our IPO, as well as future changes in our stock ownership, the causes of which may be outside of our control, could result in an additional ownership change under Section 382 of the Code. Our NOLs may also be impaired under state laws. In addition, under the 2017 Tax Cuts and Jobs Act, or Tax Act, tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act, was signed into law. The CARES Act changes certain provisions of the Tax Act. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

We may face exposure to foreign currency exchange rate fluctuations.

While we have historically transacted in U.S. dollars with the majority of our Subscribers and suppliers, we have transacted in some foreign currencies, such as the Euro, Canadian Dollar and U.K Pound Sterling, and may transact in more foreign currencies in the future. Further, certain of our manufacturing agreements provide for fixed costs of our Connected Fitness Products and hardware in Taiwanese dollars but provide for payment in U.S. dollars based on the then-current Taiwanese dollar to U.S. dollar spot rate. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. We use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments.

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
In the course of preparing our financial statements for fiscal 2018, we identified material weaknesses in our internal control over financial reporting. The material weaknesses identified had not been remediated as of March 31, 2020. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to information technology general controls, controls to address segregation of certain accounting duties, timely reconciliation and analysis of certain key accounts and the review of journal entries. We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

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

Our reported financial results may be negatively impacted by changes in GAAP.

GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in February 2016, the FASB issued ASU No. 2016-02, or Topic 842, Leases, which requires recognition of lease assets and lease liabilities on the balance sheet by lessees for leases classified as operating leases with a term of more than 12 months. We adopted this ASU and related amendments as of July 1, 2019 under the modified retrospective approach, whereby all prior periods continue to be reported under previous lease accounting guidance. The most significant change related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for real estate operating leases, as well as the de-recognition of the build-to-suit asset and liability. See Note 2 and Note 8 of the notes to our condensed consolidated financial statements for additional information.

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

Our business is subject to the risk of earthquakes, fire, power outages, floods, public health crises, including the current COVID-19 pandemic, and other catastrophic events, and to interruption by man-made problems such as terrorism.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, public health crises, including the COVID-19 pandemic, and similar events. The third-party systems and operations and contract manufacturers we rely on are subject to similar risks. Our insurance policies may not cover losses from these events, or may provide insufficient compensation that does not cover our total losses. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Another example is the effect of the COVID-19 pandemic on major construction projects, including our New York headquarters and London studio projects, both of which have been delayed due to local government orders. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and contract manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, that house our servers, or from which we generate content. As we rely heavily on our computer and communications systems, and the internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and our contract manufacturers’ businesses, which could have an adverse effect on our business, financial condition, and operating results.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in September 2019 at a price of $29.00 per share, our stock price has ranged from 17.70 to $38.08 through April 30, 2020. In addition, the trading prices of securities of technology companies in general have been highly volatile. Moreover, while the market price of the common stock of many technology companies have fallen significantly since the outbreak of the COVID-19 pandemic, the trading price of our Class A common has increased. There are no assurances that the trading price of our Class A common stock will continue at this level for any period of time and the extent to which, and for how long, the COVID-19 pandemic may impact the market price of our Class A common stock is unclear. Moreover, the trading price of our Class A common stock could experience a significant decrease once the scope and impact of COVID-19 is better understood.

In addition to the factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•the COVID-19 outbreak and any associates economic downturn;
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

There are a total of 282,173,602 shares of our Class A common stock and Class B common stock outstanding as of March 31, 2020. All shares of our Class A common stock and Class B common stock are freely tradable, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act.

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
In addition, as of March 31, 2020, we had options outstanding that, if fully exercised, would result in the issuance of 61,429,873 shares of Class B common stock and 10,503,228 shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the open market.

The dual class structure of our common stock has the effect of concentrating voting control with our directors, executive officers, and certain other holders of our Class B common stock; this will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. As of March 31, 2020, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the voting power of our capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) ten years from the closing of the IPO, and (iii) the date the shares of Class B common stock cease to represent at least 1% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

We currently intend to take advantage of the available exemptions described above. We have taken advantage of reduced reporting burdens in our periodic reports. We cannot predict if investors will find our Class A common stock less attractive if we rely on these exemptions. Furthermore, under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. If some investors find our Class A common stock less attractive as a result of these decisions, there may be a less active trading market for our Class A common stock and the price of our Class A common stock may be more volatile.

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

Provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may limit attempts by our stockholders to replace or remove our current management.

Provisions in our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition or other change of control of our company that the stockholders may consider favorable. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, our restated certificate of incorporation and amended and restated bylaws include provisions that:

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

Moreover, Section 203 of the Delaware General Corporation Law, or DGCL, may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

Our restated certificate of incorporation and amended and restated bylaws contain exclusive forum provisions for certain claims, which may limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine.

Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. In April 2020, we amended and restated our restated bylaws to provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (a Federal Forum Provision). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under

Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.

Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or employees, which may discourage lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation and/or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results.

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

Date: May 6, 2020

PELOTON INTERACTIVE, INC.

By:	/s/ John Foley
John Foley Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jill Woodworth
Jill Woodworth Chief Financial Officer (Principal Financial Officer)