Form 10-K
period 2020-06-30
PELOTON INTERACTIVE, INC.
filed 2020-09-11
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was $6,281,462,442 based upon the closing price reported for such date on the Nasdaq Global Select Market.

As of August 31, 2020, the number of shares of the registrant's Class A common stock outstanding was 239,427,396 and the number of shares of the registrant's Class B common stock outstanding was 49,261,234.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Parts II and III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan, “target,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

•anticipated release dates for new Connected Fitness Products and services;

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

•the direct and indirect impacts to our business and financial performance from the COVID-19 pandemic;

•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally; and

•economic and industry trends, projected growth, or trend analysis.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in Part II, Item 1A of this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In particular, the impact of the current COVID-19 pandemic to economic conditions and the fitness industry in general and our financial position and operating results in particular have been material, are changing rapidly, and cannot be predicted.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations, except as required by law.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

In this Annual Report on Form 10-K, the words "we," "us," "our" and "Peloton" refer to Peloton Interactive, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

PART I
Item 1. Business

Overview
Peloton is the largest interactive fitness platform in the world with a loyal community of over 3.1 million Members as of June 30, 2020. We pioneered connected, technology-enabled fitness, and the streaming of immersive, instructor-led boutique classes to our Members anytime, anywhere. We make fitness entertaining, approachable, effective, and convenient, while fostering social connections that encourage our Members to be the best versions of themselves.

We are an innovation company at the nexus of fitness, technology, and media. We have disrupted the fitness industry by developing a first-of-its-kind subscription platform that seamlessly combines the best equipment, proprietary networked software, and world-class streaming digital fitness and wellness content, creating a product that our Members love.

Driven by our Members-first mindset, we built a vertically integrated platform that ensures a best-in-class, end-to-end experience. We have a direct-to-consumer multi-channel sales platform, including 95 showrooms as of June 30, 2020, with knowledgeable sales specialists, a high-touch delivery service, and helpful Member support teams.

Our world-class instructors teach classes across a variety of fitness and wellness disciplines, including indoor cycling, indoor/outdoor running and walking, bootcamp, yoga, strength training, stretching, and meditation. We produce hundreds of original programs per month and maintain a vast and constantly updated library of thousands of original fitness and wellness programs. We make it easy for Members to find a class that fits their interests based on class type, instructor, music genre, length, available equipment, area of physical focus, and level of difficulty.

Our revenue is primarily generated from the sale of our Connected Fitness Products, the Peloton Bike, launched in 2014, and the Peloton Tread, launched in 2018, and associated recurring subscription revenue. We have experienced significant growth in sales of Connected Fitness Products, which, when combined with our strong Connected Fitness Subscription retention rates, has driven high growth in Connected Fitness Subscriptions. Our Connected Fitness Subscription base grew by 113% in fiscal 2020.

Our compelling financial profile is characterized by high growth, strong retention, recurring revenue, margin expansion, and efficient subscription acquisition. When we acquire new Connected Fitness Subscriptions, we are able to offset our subscription acquisition costs with the gross profit earned on our Connected Fitness Products. This allows for rapid payback of our sales and marketing investments and results in a robust unit economic model.

We are a fast-growing and scaled fitness platform. For fiscal 2020, 2019, and 2018:

•we generated total revenue of $1,825.9 million, $915.0 million, and $435.0 million, respectively, representing 100% and 110% year-over-year growth;
•we incurred net losses of $(71.6) million, $(195.6) million, and $(47.9) million, respectively; and
•our Adjusted EBITDA was $117.7 million, $(71.3) million, and $(30.4) million, respectively.

See the section titled “Selected Consolidated Financial and Other Data—Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

For fiscal 2020, 2019, and 2018, key metrics of our business included:

•Connected Fitness Subscriptions of 1,091,100; 511,200; and 245,600 respectively; and
•Average Net Monthly Connected Fitness Churn of 0.62%; 0.65%; and 0.64%, respectively.

We define a Member as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid Peloton Digital subscription, and a Subscriber as a person, household or commercial property, such as a hotel or residential building, with a Connected Fitness Subscription or an individual or household that has a paid Peloton Digital subscription. For a definition of Connected Fitness Subscription, Average Net Monthly Connected Fitness Churn, and Subscription Contribution Margin, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational and Business Metrics.”

COVID-19
In December 2019, an outbreak of the novel coronavirus (COVID-19) disease was first identified and began to spread across the globe. In March 2020, the World Health Organization declared COVID-19 a pandemic, impacting many countries around the world and causing governments to institute lockdown or other similar measures to slow infection rates. As a leader in home connected fitness, we were uniquely positioned to be top-of-mind as many were faced with the possibility of working from home for an indefinite amount of time. To help support our community during this unprecedented time, we extended our Peloton Digital subscription free trial period from 30 to 90 days in order to help people maintain their physical and mental well-being through our fitness and wellness programming, pledged $1.0 million in Connected Fitness Subscription waivers for Members who have been financially impacted by COVID-19, and have continued to donate resources and funds to those in need in our communities, amongst other things.

These factors have driven increased demand for our products and services, and despite being forced to temporarily close our showrooms and studios due to the COVID-19 pandemic, our sales continue to surpass our expectations.

There is no assurance that we will continue to experience an increase in demand for our products and services or that our current Subscribers will continue to use our platform after the COVID-19 pandemic has tapered. We may see a decline in Subscribers when shelter-in-place measures are relaxed, and gyms and fitness studios reopen. While we are unable to accurately predict the full impact that COVID-19 will have on our business in light of the uncertainty as to the severity and duration of the pandemic, actions that may be taken by government authorities, the impact to our Members and business partners, and other factors identified in the section titled "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K, we continue to evaluate its impact on our business, results of operations, and financial condition.

In this unprecedented time, we are grateful for the extreme hard work of all of our employees, incredibly supportive Member community, and unwavering business partners. Our priorities during this time are to ensure the safety and well-being of our employees, to continue to serve our Members, and to support our communities.

Our Products
Connected Fitness Products
Peloton Bike and Bike+
Bike
Our current Bike features a carbon steel frame, a nearly silent belt drive, durable magnetic resistance, and a 22” high-definition touchscreen with built-in stereo speakers to stream live and on-demand classes, all in a compact, 4’ by 2’ footprint. Our Bike is available in the United States, Canada, the United Kingdom, and Germany.

Bike+
Our new Bike+ provides an immersive cardio experience and seamless transition to floor-based exercises with its 24”, 360 degree rotating display. Members can easily pivot and tilt the screen to add strength, yoga, and stretching to their routine or take our all new Bike Bootcamp class series. Resistance on Bike+ is controlled digitally allowing Members to “Auto Follow” their instructors’ class programs and control resistance from the touchscreen. A powerful built-in soundbar and subwoofer system offers an improved audio experience while the integrated Apple GymKit simplifies Apple Watch pairing. Bike+ is currently available for purchase in the United States, Canada, Germany, and the United Kingdom.

Peloton Tread and Tread+
We are renaming our already available Peloton Tread, “Peloton Tread+” and introducing a more compact “Peloton Tread”.

Tread
The newest addition to our Tread line has all the essential elements of the Tread+ experience but in a more affordable and compact form factor – maintaining ample running surface area and runner comfort. The Tread features a sleek belt drive, 24” touchscreen with integrated soundbar and subwoofer, and ergonomic pace and incline control knobs and jump buttons. With an immersive audio and video experience and heart rate monitor integration, Peloton Tread is designed for both on-Tread as well as floor-based bootcamp content. We anticipate that our new Peloton Tread will be available for sale in the United Kingdom starting December 26, 2020 with availability in the United States and Canada scheduled for early 2021 and availability in Germany scheduled for late 2021.

Tread+
Our already available Tread+ provides a one-of-a-kind experience for runners, strength trainers, and bootcamp enthusiasts. Designed for performance and comfort, Tread+ features a shock-absorbing rubber-slat belt and ball bearing system, ideal for low-impact training. Pace and incline ergonomic control knobs allow for seamless adjustments, and the 32” high-definition touchscreen features a 20-watt sound bar. Tread+ is only available in the United States.

Through strategic partnerships, we are able to offer qualified customers in the United States a 39-month, 0% APR financing program, allowing them to purchase our Connected Fitness Products and pay in monthly installments.

Connected Fitness Subscriptions
Our Connected Fitness Subscriptions are on a month-to-month basis, allow for multiple household users, and provide unlimited access to all live and on-demand classes. Our Connected Fitness Subscription allows Members to access classes through our Connected Fitness Products, compete on our motivating leaderboard, track performance metrics, and connect and interact with the broader Peloton community. Our Connected Fitness Subscription also includes access to our content through Peloton Digital, our digital app, which is available through iOS and Android mobile devices and most tablets and computers. Our Connected Fitness Subscriptions allow up to five Members of a household to access our content simultaneously. On average, we had 2.3 Members per Connected Fitness Subscription as of June 30, 2020.

Peloton Digital
Peloton Digital began as a companion app for Connected Fitness Subscriptions to provide access to our classes while our Members were away from their Connected Fitness Products. A Peloton Digital Subscriber is an individual or household that has a paid Peloton Digital subscription with a successful credit card billing.

Peloton Digital is included with all Connected Fitness Subscriptions. As of June 30, 2020, 67% of our Members on Connected Fitness Subscriptions used Peloton Digital to supplement their workout regimen. Peloton Digital also helps us attract new Connected Fitness Subscriptions by serving as an acquisition tool for new Members.

In 2020, we repositioned Peloton Digital, broadening access to our Peloton community while greatly expanding our floor-based fitness content offerings. Connected Fitness Members engaging with floor-based content continues to grow rapidly, with our investment behind our Strength classes posting the most significant gains. Peloton Digital workouts include indoor/outdoor running and walking, bootcamp, strength training, stretching, yoga and meditation. Our Members have shown strong interest in these new verticals; in fiscal 2020, 38% of workouts completed were across non-cycling fitness verticals.

Our Vertically Integrated Fitness Platform
Technology
Our content delivery and interactive software platform are critical to our Member experience. We invest substantial resources in research and development to enhance our platform, develop new products and features, and improve our platform infrastructure. Our research and development organization consists of world-class engineering, product, and design teams. Our engineering, product, and design teams work together to bring our products to life, from conception and validation to implementation. We constantly improve our existing Connected Fitness Products through frequent software updates with new and innovative interactive features.

Video streaming and storage are provided by third-party cloud providers. By leveraging these third parties, we are able to focus our resources on creating product enhancements and new software features. In addition, our technology platform is designed with redundancy and high availability in mind in order to minimize Member service disruption.

Content and Music
We create engaging-to-the-point-of-addictive original fitness and wellness content in an authentic live environment that is immersive, motivating, and encourages a sense of community. We combine high production value content with a broad catalog of music to create a truly unique fitness experience our Members love.

Content Development
We use performance data to understand our Members’ workout habits in order to evolve and optimize our programming around class type, length, music, and other considerations. We have developed a diverse content library with thousands of classes across an extensive range of class lengths, difficulty levels, and fitness preferences ranging from fun and flexible to structured and highly technical, all of which our Members easily access through filtering and search capabilities. We produce original programs from our production studios in New York City and London, with 33 instructors as of June 30, 2020, and across 10 fitness and wellness disciplines including indoor cycling, indoor/outdoor running and walking, bootcamp, yoga, strength training, stretching, meditation, and floor cardio.

As we further expand internationally, we will develop localized content, as we have done in the United Kingdom and Germany where we produce content featuring four British and two German instructors from our London studio as of June 30, 2020. As we expand into other non-English-speaking countries, we will produce classes in local languages from our existing studios and use subtitling for our English-speaking programming.

Instructors
In front of the camera, our instructors play a critical role in bringing the Peloton experience to life for our Members. Our instructors are not only authorities in their respective areas of fitness, but also relatable, magnetic personalities who inspire passionate followings. We offer a diverse cast of instructors that allows us to appeal to a broad audience of Members. Our instructors inspire our Members both on and off the camera and attend showroom openings and other Member-focused events where they meet and interact with our Members. Our Members feel connected to our instructors, and many Members travel from far distances to take a class at our New York City studios.

Production Team
Behind the camera, our studio production teams are dedicated to creative excellence. We have top production talent representing decades of experience at major broadcast and cable networks, some of whom have won Emmy Awards for production excellence. Our teams provide dedicated creative support to our instructors before, during, and after live productions with the help of content performance data. All classes are shot in broadcast quality environments with a fraction of the staff and budget typical of a major network show. This allows us to deliver a constant stream of live-produced, authentic fitness and wellness programming with cinematic quality that provides clarity of instruction and entertainment value.

Music and Music Technology
We have developed a proprietary music platform that fuels the workout experience with thoughtfully curated playlists that align with our Members’ musical preferences. We have over two million songs under license, representing the largest audiovisual connected fitness music catalog in the world. Our curated music is as diverse and dynamic as the Members we serve, delivering a custom-fit-and-finish musical experience created by instructors and music supervisors on our production team.

We control the intersection of fitness and music in a deeply engaging way, motivating Members to achieve their fitness goals while discovering great music in the process. Peloton is a discovery resource for new artists and songs while also providing the opportunity for our Members to re-discover music they love. Members consistently rank the music we provide as one of their favorite aspects of the Peloton experience. We believe we have defined a new standard for musical content development in the fitness and wellness categories, which includes premiering new music and working with artists to co-curate classes based on their own music or influences.

We have applied, and will continue to apply, technological solutions and an artist-centric partnership strategy to enhance our music platform including:

•data-driven playlist recommendations for our instructors and music supervisors to use in developing class plans;
•instructor-facing song search and filtering functions, including the ability to search by song length and beats per minute;
•real-time music and content management and reporting;
•for Members, a display of every song played in a class, including artist name and associated artwork;
•ability for Members to “like” songs they discover anywhere on our platform and save it to their profile;
•integrations with Spotify and Apple Music, enabling Members to sync songs they hear on Peloton to their streaming service; and
•strengthen and leverage artist partnerships for deeper membership engagement and heightened brand profile.

Music Rights Strategy
We have built a world class music content management and reporting system to meet the needs of our music rights holders in order to support our highly-engaged, growing global community. Peloton is increasingly seen by our partners as an impactful music discovery platform, which has created opportunities to progressively and meaningfully enhance our classes with custom music experiences. We expect this to continue as we invest in music-first technology to improve the quality of our Members’ experience, strengthen our competitive advantage over other fitness platforms, and add value to our Members.

Sales and Marketing
Our goal is to increase brand awareness and purchase intent for our Connected Fitness Products and Subscriptions. We use a unique combination of brand and product-specific performance marketing to build brand awareness and generate predictable sales of our Connected Fitness Products.

Video has been the strongest medium to communicate the features of the Peloton platform. We primarily market through advertisements on broadcast and cable television, social media, and over-the-top providers such as Hulu and YouTube to reach our target audience, focusing on incremental return on investment.

Direct to Consumer, Multi-Channel Sales Model
We sell our products directly to customers through a multi-channel sales platform that includes e-commerce, inside sales, and showrooms. Our sales associates use robust customer relationship management tools to deliver an elevated, personalized, and educational purchase experience, regardless of channel of capture and conversion.

•E-Commerce and Inside Sales: Our desktop and mobile websites, www.onepeloton.com, www.onepeloton.co.uk, www.onepeloton.de and www.onepeloton.ca, provide an elevated brand experience where visitors can learn about our products and services and access product reviews. Our inside sales team engages with customers by phone, email, and online chat on our websites, and offers one-on-one sales consultations seven days a week.

•Showrooms: Our showrooms allow customers to experience and try our products. We provide interactive product demonstrations and many of our showrooms have private areas where customers can do a “test ride” or “test run.” We frequently host Peloton community events in our showrooms, which help deepen brand engagement and loyalty. As a result of the ongoing COVID-19 pandemic, we temporarily closed all of our retail showrooms, only some of which have since reopened.

•Commercial: The commercial and hospitality markets represent a small percentage of sales but are important to driving trial and brand awareness. Our Bikes in hospitality locations help keep our Members riding when they travel, creating further Member engagement, loyalty, and convenience. Across our markets as of June 30, 2020, there were over 2,200 Peloton Bikes in over 1,200 hotels and resorts.

Showroom Site Strategy
As of June 30, 2020, we operate 95 showrooms across the United States, Canada, the United Kingdom and Germany. Our showrooms are located primarily in upscale malls, lifestyle centers, and premium street locations. When evaluating potential new markets, we carefully examine historical sales data, key demographics, traffic patterns, geographic locations, and co-tenancy of other complementary lifestyle-oriented retailers. In the United States, we attempt to cluster stores around major urban markets and suburbs while also operating in super regional and regional centers that draw from a greater trade area. In Canada, Germany and the United Kingdom, we will continue to focus on major urban markets.

We operate two showroom formats including our large showrooms which range from 1,500 to 2,000 square feet and “microstores” which are typically around 300 square feet. Large showrooms comprise 83% of our retail locations and provide space for Connected Fitness Products and Peloton-branded apparel, as well as private areas for “test rides” and “test runs.” Microstores represent 17% of our retail locations and are typically placed in highly visible “center court” areas. Our large showroom leases are typically five to ten years in lease duration while microstores are typically open for up to 1.5 years. Microstores allow us to test markets and specific shopping areas, and provide a temporary location while searching for the ideal large showroom space.

As a result of the COVID-19 pandemic, we closed our global showrooms on March 16, 2020. Our e-commerce and inside sales channels remained open allowing us to continue to sell our Connected Fitness Products to people during a time when they needed it most. On June 15, 2020, we began re-opening select showrooms in the United States, the United Kingdom, and Canada, following the re-opening of our German stores in late May. Our re-opening schedule is guided by local state and municipal guidelines and is accompanied by extensive safety training for our retail team members and stringent cleaning protocols.

Retention Marketing & Member Support Services
The retention marketing team is focused on driving engagement to help us maintain our high Connected Fitness Subscription retention rates. The team develops new ways to promote engagement with our products and community or help Members reengage with our platform when activity has lapsed. The retention team helps curate goal-based challenges, awards digital badges for Member accomplishments, and sends Peloton-branded “Century Club” shirts after a Member’s 100th class. The team also communicates with Members with no recent activity through email campaigns that help encourage these Members to get back to their workout routine. The retention marketing team also collects and responds to feedback about our platform that is on our closed Facebook group of over 307,000 Members as of June 30, 2020.

In order to bring our community together, we organize several in-person events throughout the year including welcoming Members for workouts, milestone celebrations, and instructor meet-and-greets at our production studios in New York City. We also host Members at our showrooms, and celebrate our Members with our flagship Member event, Peloton Homecoming, held in New York City each May. During the COVID-19 pandemic, we have cancelled all in-person events.

The Member support team was created to serve all the needs of our customers and Members including sales support, scheduling, delivery, installation, account and billing inquiries, Connected Fitness Product trouble-shooting and repair, product education, returns and exchanges, and anything else our Members need. This team primarily operates in New York City and Plano, Texas. We also utilize some additional third-party support services in Ireland and North America to help us efficiently scale our team.

Manufacturing
We manufacture as well as outsource the manufacturing of our products to multiple contract manufacturers located in Asia. The components used in our products are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers. To continue to provide our Members with leading fitness technology, our supply chain team coordinates the relationships between our contract manufacturers and component suppliers. We regularly review our existing contract manufacturers and component suppliers, and evaluate new partners and suppliers, to ensure that we can scale our manufacturing base as we grow.

We purchase from our primary contract manufacturers on a purchase order basis. Under our governing agreements, our contract manufacturers must follow our established product design specifications, quality assurance programs, and manufacturing standards. We have developed preferred relationships with our partners to maintain access to the resources needed to scale seasonally and ensure our partners have the requisite experience to produce our Connected Fitness Products and accessories. We pay for and own certain tooling and equipment specifically required to manufacture our products to have control of supply and component pipelines.

In order to mitigate against the risks related to a single source of supply, we qualify alternative suppliers and manufacturers when possible, and develop contingency plans for responding to disruptions, including maintaining adequate inventory of any single source components and products.

Logistics and Fulfillment
To control every touchpoint of our product and service offering, we have built networks of last mile field operations centers, which have further expanded from the United States into Canada, Germany, and the United Kingdom. With locations in major markets of North America and Europe as of June 30, 2020, our field operations team supports in-home delivery of our Connected Fitness Products with professional high-touch set up service and ongoing in-home service and care. As highly trained experts on our products and services, our field specialists offer product education, assistance with account set up, and tips and recommendations for product care and content selection. As we grow our logistics network, we are able to efficiently service, deploy, and install replacement parts to our Members over time.

With our commitment to our Members-first approach, we will continue to invest to strengthen our field operations’ coverage in locations we identify as cost-effective delivery markets throughout North America and in new international regions. To further scale our distribution system and maintain flexibility, we also work with third-party fulfillment partners that deliver our products from multiple locations in the United States, Canada, the United Kingdom, and Germany. Third-party fulfillment partnerships allow us to reduce order fulfillment time, reduce shipping costs, and expand our geographical reach.

Connected Fitness Product Backlog
As of June 30, 2020, we had a backlog of orders for our Connected Fitness Products of approximately $230 million, compared to an immaterial amount of backlogged orders at June 30, 2019. The increase in Connected Fitness Product backlog as compared to fiscal 2019 is primarily due to an increase in demand for our Connected Fitness Products due to the effects of COVID-19, including government shelter-in-place orders, and the closing of many fitness studios and gyms.

Our Connected Fitness Product backlog consists of products for which firm orders for future shipments have been received. Backlog as of a given date fluctuates based on order rescheduling, order cancellation, and specific timing of Connected Fitness Product shipment within the typical shipment timeframes for such product. Because of the possibility of changes in Connected Fitness Product orders and shipments, our backlog as of a particular date may not necessarily be indicative of net revenue for any succeeding period.

Intellectual Property
The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of patents, trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments, and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention or work product assignment agreements with our employees and consultants to control access to, and clarify ownership of, our proprietary information.

As of June 30, 2020, we held nine U.S. issued patents and had 23 U.S. patent applications pending. We also held 35 issued patents in foreign jurisdictions and 27 patent applications pending in foreign jurisdictions. Our U.S. issued patents expire between May 20, 2025 and July 16, 2034. As of June 30, 2020, we held 11 registered trademarks in the United States, including the Peloton mark and our “P” logo and also held 84 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to file additional patent applications with respect to our technology.

Intellectual property laws, procedures, and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology.

Competition

We believe that our first-mover advantage, leading market position, brand recognition, and vertically integrated platform set us apart in the rapidly growing market for connected, technology-enabled fitness. We provide a superior value proposition and benefit from the clear endorsement of our Connected Fitness Subscriptions, giving us a competitive advantage versus traditional fitness and wellness products and services, and future potential entrants.

While we believe we are changing the consumption patterns for fitness and growing the market, our main sources of competition include in-studio fitness classes, fitness clubs, at-home fitness equipment and content, and health and wellness apps.

The areas in which we compete include:

•Consumers and Engagement. We compete for consumers to join our platform through Connected Fitness Subscriptions or Peloton Digital subscriptions, and we seek to retain them through engagement and community.
•Product Offering. We compete with producers of fitness products and work to ensure that our Connected Fitness Products maintain the most innovative technology and user-friendly features.
•Talent. We compete for talent in every vertical across our company including technology, media, fitness, design, logistics, music, marketing, finance, legal, and retail. As our platform is highly dependent on technology and software, we require a significant base of engineers to continue innovating.

The principal competitive factors that companies in our industry need to consider include, but are not limited to: total cost, manufacturing efficiency, enhanced products and services, original content, product quality and safety, competitive pricing policies, vision for the market and product innovation, strength of sales and marketing strategies, technological advances, and brand awareness and reputation. We believe we compete favorably across all of these factors and we have developed a business model that is difficult to replicate.

Government Regulation
We are subject to many varying laws and regulations in the United States, the United Kingdom, the European Union and throughout the world, including those related to privacy, data protection, content regulation, intellectual property, consumer protection, e-commerce, marketing, advertising, messaging, rights of publicity, health and safety, employment and labor, product liability, accessibility, competition, customs and international trade, and taxation. These laws often require companies to implement specific information security controls to protect certain types of information, such as personal data, “special categories of personal data” or health data. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations. In addition, it is possible that certain governments may seek to block or limit our products and services or otherwise impose other restrictions that may affect the accessibility or usability of any or all of our products and services for an extended period of time or indefinitely.

Seasonality
Historically, we have experienced higher revenue in the second and third quarters of the fiscal year compared to other quarters, due in large part to seasonal holiday demand, New Year’s resolutions, and cold weather. For example, in fiscal 2018 and 2019, our second and third quarters combined each represented 63% of our total revenue. In fiscal 2020, we saw a significant increase in demand in the fourth quarter related to COVID-19, and therefore only 54% of our total revenue was generated in our second and third quarters. Over time, we expect the seasonality of our business to return, with pronounced increases in demand during our second and third quarters. We also incur higher sales and marketing expenses during these periods, which may decrease during periods of high demand like we experienced during the fourth quarter of fiscal 2020 driven by the shelter-in-place impacts of COVID-19.

Employees
We are extremely proud of our team which embodies a diverse mix of backgrounds, industries, and levels of experience. As of June 30, 2020, we employed approximately 3,281 individuals in the United States across our New York City headquarters, Plano campus, Atlanta office, showrooms, and field operations warehouses. Internationally, we had 283 employees in the United Kingdom and Germany across corporate, showroom, and warehouse functions, 59 employees in Canada largely in showroom and warehouse roles, and 71 individuals in Taiwan across manufacturing, quality engineering and operations functions. Certain of our instructors are covered by collective bargaining agreements with the Screen Actors Guild-American Federation of Television and Radio Artists, or SAG-AFTRA. However, we are not signatories to any agreements with SAG-AFTRA. With the exception of SAG-AFTRA, none of our domestic employees are currently represented by a labor organization or a party to any collective bargaining. We also hire additional seasonal employees in our field operations, member support, and showrooms during the holiday season.

Corporate Information
We were formed in 2012 as Peloton Interactive, LLC, a Delaware limited liability company. Peloton Interactive, Inc., a Delaware corporation, was incorporated in March 2015, and through a corporate restructuring in April 2015, Peloton Interactive, LLC merged with and into Peloton Interactive, Inc.

Our principal executive offices are located at 125 West 25th Street, 11th Floor, New York, New York 10001 and our telephone number is (866) 679-9129. Our website address is www.onepeloton.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K. Investors should not rely on any such information in deciding whether to purchase our Class A common stock.

Peloton, the Peloton logo, Peloton Bike, Peloton Tread, Peloton Digital, and other registered or common law trade names, trademarks, or service marks of Peloton appearing in this Annual Report on Form 10-K are the property of Peloton. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, our trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and tradenames.

Available Information
Our reports filed with or furnished to the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our Investor Relations website at https://investor.onepeloton.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, and other information regarding us and other companies that file materials with the SEC electronically. We use our Investor Relations website as a means of disclosing material information. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes and the information contained in our other public filings before deciding whether to invest in shares of our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business
We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.

We have incurred operating losses each year since our inception in 2012, including net losses of $(71.6) million, $(195.6) million, and $(47.9) million for fiscal 2020, 2019, and 2018, respectively, and may continue to incur net losses in the future. We expect our operating expenses to increase in the future as we continue our sales and marketing efforts, continue to invest in research and development, expand our operating and retail infrastructure, add content and software features to our platform, expand into new geographies, develop new Connected Fitness Products, and in connection with legal, accounting, and other expenses related to operating as a new public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products and services, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from the COVID-19 pandemic, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.

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

Our success in maintaining and increasing our Subscriber base depends on our ability to identify and originate trends as well as to anticipate and react to changing consumer demands in a timely manner. Our products and services are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new or enhanced offerings in a timely manner, or our new or enhanced offerings are not accepted by our Subscribers, our competitors may introduce similar offerings faster than us, which could negatively affect our rate of growth. Moreover, our new offerings may not receive consumer acceptance as preferences could shift rapidly to different types of fitness and wellness offerings or away from these types of offerings altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower subscription rates, lower sales, pricing pressure, lower gross margins, discounting of our existing Connected Fitness Products, and excess inventory levels. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address them will partially depend upon our continued ability to develop and introduce innovative, high-quality offerings. Development of new or enhanced products and services may require significant time and financial investment, which could result in increased costs and a reduction in our profit margins. For example, we have historically incurred higher levels of sales and marketing expenses accompanying each product and service introduction. Moreover, while we have experienced a significant increase in our Subscriber base since the outbreak of COVID-19, it remains uncertain how the COVID-19 pandemic will impact consumer demand for our products and services and consumer preferences generally. In addition, we have experienced and may continue to experience delays in the development and introduction of new or enhanced products and services due to the effects of the current COVID-19 pandemic.

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
•interruptions in our ability to offer live studio classes and produce new content;
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

These challenges, and others concerning the licensing of music on our platform, may subject us to significant liability for copyright infringement, breach of contract, or other claims. For additional information, see Note 13 of the notes to our consolidated financial statements and the section titled “—Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

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

We have expanded our operations rapidly and have limited operating experience at our current size. For example, between June 30, 2017 and June 30, 2020, our employee headcount increased from 443 to 3,694, and we expect headcount growth to continue for the foreseeable future. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. Moreover, the vertically integrated nature of our business, where we design our own Connected Fitness Products, develop our own software, produce original fitness and wellness programming, sell our products exclusively through our own sales teams and e-commerce site, and assemble, deliver, and service our Connected Fitness Products, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. For example, as a result of the current COVID-19 pandemic we may not be able to manage our business effectively and, in particular, we may experience difficulties in meeting consumer demand for our Connected Fitness Products and services, due to our employees becoming ill, being unable to travel to our facilities, and constraints within our supply chain. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed.

Our growth strategy contemplates a significant increase in our advertising and other marketing spending and expanding our retail showroom presence. Many of our existing retail showrooms are relatively new and we cannot assure you that these showrooms or that future showrooms will generate revenue and cash flow comparable with those generated by our more mature locations, especially as we move to new geographic markets. Moreover, certain occurrences outside of our control may result in the closure of our retail showrooms. For example, as a result of the ongoing COVID-19 pandemic, we temporarily closed all of our retail showrooms, and while we have reopened certain retail showrooms, we are unable to predict whether consumer shopping behaviors will change as we reopen. Further, many of our retail showrooms are leased pursuant to multi-year short-term leases, and our ability to negotiate favorable terms on an expiring lease or for a lease renewal option may depend on factors that are not within our control. We may also open additional production studios as we expand internationally, which will require significant additional investment. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.

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

Our business has historically been influenced by seasonal trends common to traditional retail selling periods, and we generate a disproportionate amount of sales activity related to our Connected Fitness Products during the period from November through February due in large part to seasonal holiday demand, New Year’s resolutions, and cold weather. For example, in fiscal 2018 and 2019, our second and third quarters combined each represented 63% of our total revenue. In fiscal 2020, we saw a significant increase in demand in the fourth quarter related to COVID-19, and therefore only 54% of our total revenue was generated in our second and third quarters. Over time, we expect the seasonality of our business to return, with pronounced increases in demand during our second and third quarters. Moreover, as a result of higher sales during the period from November through February, our working capital needs are greater during the second and third quarters of the fiscal year. As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance. Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be affected by introductions of new or enhanced products and services, including the costs associated with such introductions.

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

Once our Connected Fitness Products are purchased, our Members rely on our high-touch delivery and set up service to deliver and install their equipment in a professional and efficient manner. Our Members also rely on our support services to resolve any issues related to the use of our Connected Fitness Products and content. Providing a high-quality Member experience is vital to our success in generating word-of-mouth referrals to drive sales and for retaining existing Members. Due to the COVID-19 pandemic, our ability to provide high-quality Member support has been significantly impacted. For example, due to COVID-19, we have at times been unable to provide in-home servicing of our Connected Fitness Products, we have at times had to pause and temporarily suspend the sale, delivery, and installation of the Tread, and delivery procedures for the Bike have been limited in many locations as we are still unable to provide in-home delivery and set up services. In addition, the closure of our offices has forced our Member support staff to work from home, which may result in work-productivity issues or a decrease in efficiencies, particularly during times of high call volume as we have seen when delivery lead times get longer. The importance of high-quality support will increase as we expand our business and introduce new products and services. If we do not help our Members quickly resolve issues and provide effective ongoing support, our reputation may suffer and our ability to retain and attract Members, or to sell additional products and services to existing Members, could be harmed.

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

All of the fitness and wellness content offered on our platform is produced in one of our four production studios, three of which are located in New York City. Due to our reliance on a limited number of studios in a concentrated location, any incident involving our studios, or affecting New York City at-large, could render our studios inaccessible or unusable and could inhibit our ability to produce and deliver new fitness and wellness content for our Members. For example, in April 2020, we decided to temporarily pause live production at both our New York and London studios to reduce the risk of exposure to our employees and their families to COVID-19. While we have since reopened our studios for live production, and taken a number of precautions in doing so, there is no guarantee that the COVID-19 pandemic will not result in future pauses to live production from our studios. Production of the fitness and wellness content on our platform is further reliant on the creativity of our fitness instructors who, with the support of our production team, plan and lead our classes. Our standard employment contract with our fitness instructors has a fixed, multi-year term, however, our instructors may leave Peloton prior to the end of their contracts. If we are unable to attract or retain creative and experienced instructors, we may not be able to generate content on a scale or of a quality sufficient to grow our business. If we fail to produce and provide our Members with interesting and attractive content led by instructors who they can relate to, then our business, financial condition, and operating results may be adversely affected.

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

Online sales of our Connected Fitness Products through www.onepeloton.com represented a significantly higher number of our units sold in the United States for fiscal 2020 versus previous years, due to the temporary closing of our retail showrooms. The operation of our direct to consumer e-commerce business through our website depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Any system interruptions or delays could prevent potential customers from purchasing our Connected Fitness Products.

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

The majority of our Subscribers are on month-to-month subscription terms and may cancel their subscriptions at any time. We have limited historical data with respect to subscription renewals, so we may be unable to accurately predict customer renewal rates. Additionally, prior renewal rates may not accurately predict future Subscriber renewal rates for a variety of reasons, such as Subscribers’ dissatisfaction with our offerings and the cost of our subscriptions, macroeconomic conditions, or new offering introductions by us or our competitors. If our Subscribers do not renew their subscriptions, our revenue may decline and our business will suffer. Moreover, while we have experienced a significant increase in our Subscriber base since the outbreak of COVID-19, it remains uncertain how the COVID-19 pandemic will impact Subscriber renewal rates in long-term.

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

We track certain operational and business metrics with internal methods that are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We track certain operational and business metrics, including Total Workouts and Average Monthly Workouts per Connected Fitness Subscription, with internal methods, which are not independently verified by any third party and, in particular for Peloton Digital, are often reliant upon an interface with mobile operating systems, networks and standards that we do not control. Our internal methods have limitations and our process for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal methods we use under-count or over-count metrics related to our Total Workouts, Average Monthly Workouts per Connected Fitness Subscription or other metrics as a result of algorithm or other technical errors, the operational and business metrics that we report may not be accurate. In addition, limitations or errors with respect to how we measure certain operational and business metrics may affect our understanding of certain details of our business, which could affect our longer term strategies. If our operational and business metrics are not accurate representations of our business, market penetration, retention or engagement; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, and our operating and financial results could be adversely affected.

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

We generally provide a minimum 12-month limited warranty on all of our Connected Fitness Products. In addition, we permit returns of our Bike by first-time purchasers for a full refund within 30 days of delivery. The occurrence of any material defects in our Connected Fitness Products could result in an increase in returns or make us liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if returns or warranty claims were to materially exceed anticipated levels. Due to the current COVID-19 pandemic, we may experience higher product returns as consumer discretionary spending decreases. Moreover, in light of changes we have made to our delivery procedures in connection with the current COVID-19 outbreak, it is possible that warranty claims may increase above historical rates, and we may be unable to satisfactorily validate and resolve warranty claims while the COVID-19 pandemic prevents us from performing in-home service appointments. For example, because we are currently unable to resolve warranty claims through in-home service appointments, in some cases we have sent the Member a replacement Bike frame and have requested that they hold the impaired Bike frame until a later date when we can safely retrieve it. In addition, we could incur significant costs to correct any defects, warranty claims, or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease consumer and Member confidence and demand, and adversely affect our financial condition and operating results. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and operating results.

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

From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. Litigation and regulatory proceedings, and particularly the intellectual property infringement matters that we are currently facing or could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable, or require us to stop offering certain features, all of which could negatively affect our membership and revenue growth. See Note 13 of the notes to our consolidated financial statements and the section titled “—Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

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

We entered into the Amended Credit Agreement with JPMorgan Chase Bank, N.A., Bank of America, N.A., Barclays Bank PLC, Goldman Sachs Lending Partners LLC, and Silicon Valley Bank in June 2019, which amended and restated the loan and security agreement that we previously entered into in November 2017, providing for a $250.0 million secured revolving line of credit. The term loan and revolving credit facility contains various restrictive covenants, including, among other things, minimum liquidity and revenue requirements, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related party transactions. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Pursuant to the agreement, we granted the parties thereto a security interest in substantially all of our assets. See Note 12 of the notes to our consolidated financial statements and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Amended and Restated Credit Agreement” in Part II, Item 7 of this Annual Report on Form 10-K.

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

As of June 30, 2020, we had U.S. federal net operating loss carryforwards, or NOLs, and state NOLs of approximately $191.1 million and $99.6 million, respectively, due to prior period losses which if not utilized will begin to expire for federal and state tax purposes beginning in 2036 and 2021, respectively. Realization of these NOLs depends on future income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We have undergone two ownership changes on November 30, 2015 and April 18, 2017 and our NOLs arising before those dates are subject to one or more Section 382 limitations which may materially limit the use of such NOLs to offset our future taxable income. In addition, our initial public offering, or IPO, as well as future changes in our stock ownership, the causes of which may be outside of our control, could result in an additional ownership change under Section 382 of the Code. Our NOLs may also be impaired under state laws. In addition, under the 2017 Tax Cuts and Jobs Act, or Tax Act, tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act, was signed into law. The CARES Act changes certain provisions of the Tax Act. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of The Nasdaq Stock Market LLC and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs and strains our financial and management systems, internal controls, and employees.

The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. We will be required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting beginning with our annual report for the fiscal year ended June 30, 2021. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over, financial reporting to meet this standard, significant resources and management oversight may be required. In the course of preparing our financial statements for fiscal 2018, we identified material weaknesses in our internal control over financial reporting. If, in the future, we have material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.

In addition, we ceased to be an "emerging growth company" on June 30, 2020, and therefore, pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act, we will be required to evaluate and determine the effectiveness, provide a management report and that we will be subject to attestation by our independent registered public accounting firm of our internal control over financial reporting beginning with our annual report for the fiscal year ending June 30, 2021. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.

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

In connection with our preparation of our annual financial statements for the year ended June 30, 2018, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us.
In the course of preparing our financial statements for fiscal 2018, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified related to information technology general controls, controls to address segregation of certain accounting duties, timely reconciliation and analysis of certain key accounts and the review of journal entries. We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

During fiscal 2020, we completed the remediation measures related to these material weaknesses and concluded that our internal control over financial reporting was effective as of June 30, 2020. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Because we ceased to be an "emerging growth company" on June 30, 2020, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting beginning with our first annual report as an accelerated or large accelerated filer, which we currently anticipate to be for the fiscal year ending June 30, 2021. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part 2, Item 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and stockholders’ equity/deficit, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue related reserves, the realizability of inventory, content costs for past use reserve, fair value measurements including common stock valuations, the incremental borrowing rate associated with lease liabilities, useful lives of property and equipment, product warranty, goodwill and finite-lived intangible assets, accounting for income taxes, stock-based compensation expense and commitments and contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.

Our reported financial results may be negatively impacted by changes in GAAP.

GAAP is a combination of accepted ways of recording and reporting accounting information and authoritative standards set by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change.

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

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. We are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

Our business is subject to the risk of earthquakes, fire, power outages, floods, public health crises, including the current COVID-19 pandemic, and other catastrophic events, and to interruption by man-made problems such as terrorism.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, public health crises, including the COVID-19 pandemic, and similar events. The third-party systems and operations and contract manufacturers we rely on are subject to similar risks. Our insurance policies may not cover losses from these events or may provide insufficient compensation that does not cover our total losses. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Another example is the effect of the COVID-19 pandemic on major construction projects, including our New York headquarters and London studio projects, both of which have been delayed due to local government orders. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and contract manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, that house our servers, or from which we generate content. As we rely heavily on our computer and communications systems, and the internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and our contract manufacturers’ businesses, which could have an adverse effect on our business, financial condition, and operating results.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in September 2019 at a price of $29.00 per share, our stock price has ranged from 17.70 to $77.80 through August 31, 2020. In addition, the trading prices of securities of technology companies in general have been highly volatile. Moreover, while the market price of the common stock of many technology companies have fallen significantly since the outbreak of the COVID-19 pandemic, the trading price of our Class A common has increased. There are no assurances that the trading price of our Class A common stock will continue at this level for any period of time and the extent to which, and for how long, the COVID-19 pandemic may impact the market price of our Class A common stock is unclear. Moreover, the trading price of our Class A common stock could experience a significant decrease once the longer-term scope and impact of COVID-19 is better understood.

In addition to the factors discussed in this Annual Report on Form 10-K, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•the COVID-19 outbreak and any associated economic downturn;
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

There were a total of 288,057,112 shares of our Class A common stock and Class B common stock outstanding as of June 30, 2020. All shares of our Class A common stock and Class B common stock are freely tradable, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

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
In addition, as of June 30, 2020, we had options outstanding that, if fully exercised, would result in the issuance of 55,745,237 shares of Class B common stock and 11,073,623 shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the open market.

The dual class structure of our common stock has the effect of concentrating voting control with our directors, executive officers, and certain other holders of our Class B common stock; this will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. As of June 30, 2020, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the voting power of our capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) ten years from the closing of the IPO, and (iii) the date the shares of Class B common stock cease to represent at least 1% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have control over these securities analysts. If industry analysts cease coverage of us, the trading price for our Class A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in New York City, where we occupy facilities totaling approximately 65,000 rentable square feet under a lease that expires in 2027. We use these facilities primarily for technology, product design, research and development, sales and marketing, supply chain and logistics, finance, legal, human resources, and information technology. In November 2018, we entered into a lease agreement for our planned new corporate headquarters in New York City, which we intend to begin to occupy during Fall of 2020 and which consists of approximately 312,000 square feet under a 16-year lease. We also have Member support and sales teams located in Plano, Texas, where we occupy approximately 28,000 rentable square feet under a lease that expires in 2023.

In addition to our corporate headquarters and regional campus, in December 2017, we entered into a twenty-year lease for approximately 36,000 rentable square feet in New York City, which includes four production studios and adjacent office space where we produce our content and offer fitness classes. In September 2018, we entered into a lease for 11 Floral Street in London, which will serve as our content production hub for Europe and has 31,150 rentable square feet. We expect to begin production from this London location in the Summer of 2021. We currently operate a temporary production studio in London where we produce local indoor cycling content. In October 2019, we acquired a manufacturing plant in Taiwan, as part of the acquisition of Tonic Fitness Technology. We are currently constructing a second manufacturing plant in Shin Ji, Taiwan, and expect construction to be complete by the end of the second quarter of fiscal 2021. We also lease office space, warehouses and showrooms for our products in various locations in the United States, the United Kingdom, Germany, and Canada as of June 30, 2020.

We intend to procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.
Item 3. Legal Proceedings

For a discussion of legal proceedings, see Note 13 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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
Item 4. Mine Safety Disclosures

Not applicable.

PART II. FINANCIAL INFORMATION

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock
Our Class A common stock began trading on the Nasdaq Global Select Market under the symbol "PTON" on September 26, 2019. Prior to that date, there was no public trading market for our Class A common stock.

Our Class B common stock is not listed or traded on any stock exchange.

Holders of Record
As of August 31, 2020, there were 27 registered holders of our Class A common stock and 191 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy
We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our capital stock for the foreseeable future. Instead, we anticipate that all of our earnings for the foreseeable future will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our Board of Directors and would depend upon various factors, including our operating results, financial condition, and capital requirements, restrictions that may be imposed by applicable law, and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2020 and is incorporated herein by reference.

Performance Graph
The following performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Composite Index. The graph assumes an initial investment of $100 in our common stock at the market close on September 26, 2019, which was our initial trading day. Data for the Standard & Poor’s 500 Index and the Nasdaq Composite Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return
250.00
200.00
150.00
100.00
50.00
9/30/19
10/31/19
11/30/19
12/31/19
1/31/20
2/29/20
3/31/20
4/30/20
5/31/20
6/30/20
Nasdaq Composite
S&P 500
Peloton Interactive, Inc. Class A - Price

Recent Sales of Unregistered Securities
In April, 2020, we issued a restricted stock award for 402,714 shares of our Class A common stock to an accredited investor in connection with a strategic business partnership. The shares were issued in exchange for services to be rendered.

Use of Proceeds
On September 25, 2019, our Registration Statement on Form S-1, as amended (Reg. No. 333-233482), was declared effective in connection with the IPO of our Class A common stock.

There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus relating to that offering dated September 25, 2019.

Issuer Purchases of Equity Securities
The table below provides information with respect to recent repurchases of unvested shares of our common stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2020	13,154	$3.28	—	—
May 1 - May 31, 2020	0	$—	—	—
June 1 - June 30, 2020	208	$14.59	—	—
______________________
(1) Certain of our shares of common stock held by employees and service providers are subject to vesting. Unvested shares are subject to a right of repurchase by us in the event the holder of such shares is no longer employed by or providing services for us. All shares in the above table were shares repurchased as a result of our exercising this right and not pursuant to a publicly announced plan or program.

Item 6. Selected Consolidated Financial and Other Data

The following tables provide our historical selected consolidated financial and other data for the periods indicated. We have derived the selected consolidated statement of operations data for the fiscal years ended June 30, 2020, 2019, and 2018 and the selected consolidated balance sheet data as of June 30, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated statement of operations data for the fiscal year ended June 30, 2017 and the selected consolidated balance sheet data as of June 30, 2018 and 2017 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our audited financial statements. Our historical results are not necessarily indicative of our results in any future period.

	Fiscal Year Ending June 30,
	2020	2019	2018	2017
	(in millions, except share and per share data)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$1,462.2	$733.9	$354.7	$186.2
Subscription	363.7	181.1	80.3	32.5
Total revenue	1,825.9	915.0	435.0	218.6
Cost of revenue
Connected Fitness Products	833.5	427.8	199.9	115.4
Subscription	155.7	103.7	45.5	29.3
Total cost of revenue	989.1	531.4	245.4	144.7
Gross profit	836.7	383.6	189.6	73.9
Total operating expenses	917.6	585.8	237.1	144.7
Loss from Operations	(80.8)	(202.3)	(47.5)	(70.7)
Net loss	$(71.6)	$(195.6)	$(47.9)	$(71.1)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(10.72)	$(2.18)	$(5.97)
Other Data:
Adjusted EBITDA(1)	$117.7	$(71.3)	$(30.4)	$(51.8)
Adjusted EBITDA Margin(1)	6.4%	(7.8)%	(7.0)%	(23.7)%
Subscription Contribution(2)	$232.1	$91.9	$38.0	$4.4
Subscription Contribution Margin(2)	63.8%	50.8%	47.5%	13.5%
______________________
(1) Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures that our management uses to assess our operating performance and the operating leverage in our business. See the section titled “—Non-GAAP Financial Measures—Adjusted EBITDA and Adjusted EBITDA Margin” for information regarding our use of Adjusted EBITDA and Adjusted EBITDA Margin and a reconciliation of net loss to Adjusted EBITDA.
(2) Subscription Contribution and Subscription Contribution Margin are non-GAAP financial measures that our management uses to measure our ability to scale and leverage the costs of our Connected Fitness Subscriptions. See the section titled “—Non-GAAP Financial Measures—Subscription Contribution and Subscription Contribution Margin” for information regarding our use of Subscription Contribution and Subscription Contribution Margin and a reconciliation of Subscription Contribution to subscription gross profit.

	June 30,
	2020	2019	2018	2017
	(in millions)
Balance Sheet
Total assets	$2,981.8	$864.5	$271.2	$198.7
Long term lease liability	$508.2	$—	$—	$—
Redeemable convertible preferred stock	$—	$941.1	$406.3	$406.3

Non-GAAP Financial Measures

In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance.
Adjusted EBITDA and Adjusted EBITDA Margin
We calculate Adjusted EBITDA as net income (loss) adjusted to exclude: other (income) expense, net; provision for income taxes; depreciation and amortization expense; stock-based compensation expense; transaction costs; certain litigation expenses, consisting of legal settlements and related fees for specific proceedings that arise outside of the ordinary course of our business; the ground lease expense related to build-to-suit lease obligations under ASC 840, and specific non-recurring costs associated with COVID-19. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue.
We use Adjusted EBITDA and Adjusted EBITDA Margin as measures of operating performance and the operating leverage in our business. We believe that these non-GAAP financial measures are useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

•Adjusted EBITDA and Adjusted EBITDA Margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization expense, other (income) expense, net, and provision for income taxes that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired;
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
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect incremental costs associated with COVID-19, which consist of hazard pay for field operations employees; and
•The expenses and other items that we exclude in our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results and we may, in the future, exclude other significant, unusual or non-recurring expenses or other items from these financial measures.

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

Adjusted EBITDA and Adjusted EBITDA Margin

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in millions)
Net loss (1)	$(71.6)	$(195.6)	$(47.9)
Adjusted to exclude the following:
Other (income) expense, net	(12.4)	(6.7)	0.3
Income tax expense	3.3	0.1	0.1
Depreciation and amortization expense	40.2	21.7	6.6
Stock-based compensation expense	88.8	89.5	8.5
Litigation and settlement expenses	60.1	12.1	1.5
Other adjustment items (2)	9.4	7.6	0.5
Adjusted EBITDA	$117.7	$(71.3)	$(30.4)
Adjusted EBITDA Margin	6.4%	(7.8)%	(7.0)%
______________________
(1) Included in net loss are content costs for past use as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in millions)
Content costs for past use (1)	$1.6	$16.4	$14.5

______________________
(1) From time-to-time, we execute music royalty agreements with various music rights holders. As part of these go-forward license agreements, we may also enter into agreements whereby we are released from all potential licensor claims regarding our alleged past use of copyrighted material in our content in exchange for a mutually-agreed payment. We refer to these payments as content costs for past use. Included in Adjusted EBITDA are content costs for past use. These costs had a negative basis point impact on Adjusted EBITDA Margin of 9 bps for the year ended June 30, 2020, and 180 bps and 333 bps for the years ended June 30, 2019 and 2018, respectively.
(2) Includes incremental costs associated with COVID-19 of $8.5 million for the year ended June 30, 2020 and the ground lease expense related to build-to-suit lease obligations under ASC 840 of $7.2 million for the year ended June 30, 2019.

Subscription Contribution and Subscription Contribution Margin
We define Subscription Contribution as subscription revenue less cost of subscription revenue, adjusted to exclude from cost of subscription revenue, depreciation and amortization expense, and stock-based compensation expense. Subscription Contribution Margin is calculated by dividing Subscription Contribution by subscription revenue.
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

The following table presents a reconciliation of Subscription Contribution to subscription gross profit, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in millions)
Subscription Revenue	$363.7	$181.1	$80.3
Less: Cost of Subscription (1)	155.7	103.7	45.5
Subscription Gross Profit	$208.0	$77.4	$34.7
Subscription Gross Margin	57.2%	42.7%	43.3%
Add back:
Depreciation and amortization expense	$16.6	$11.3	$2.8
Stock-based compensation expense	7.5	3.2	0.5
Subscription Contribution	$232.1	$91.9	$38.0
Subscription Contribution Margin	63.8%	50.8%	47.5%
____________________
(1) Included in cost of subscription are content costs for past use as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in millions)
Content costs for past use (1)	$1.6	$16.4	$14.5

____________________
(1) From time-to-time, we execute music royalty agreements with various music rights holders. As part of these go-forward license agreements, we may also enter into agreements whereby we are released from all potential licensor claims regarding our alleged past use of copyrighted material in our content in exchange for a mutually-agreed payment. We refer to these payments as content costs for past use. Included in Subscription Contribution and Subscription Contribution Margin are content costs for past use. These costs had a negative basis point impact on Subscription Contribution Margin of 44 bps for the year ended June 30, 2020 and 908 bps and 1,805 bps for the years ended June 30, 2019 and 2018, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K.
A discussion regarding our financial condition and results of operation for the year ended June 30, 2020 compared to the year ended June 30, 2019 is presented below. A discussion regarding our financial condition and results of operations for the year ended June 30, 2019 compared to the year ended June 30, 2018 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus for our IPO, which was filed with the SEC pursuant to Rule 424(b) on September 26, 2019.

Overview

Peloton is the largest interactive fitness platform in the world with a loyal community of over 3.1 million Members as of June 30, 2020. We pioneered connected, technology-enabled fitness, and the streaming of immersive, instructor-led boutique classes to our Members anytime, anywhere. We make fitness entertaining, approachable, effective, and convenient while fostering social connections that encourage our Members to be the best versions of themselves. We define a Member as any individual who has a Peloton account through a paid Connected Fitness Subscription, or a paid Peloton Digital subscription.

Our Connected Fitness Product offerings currently include the Peloton Bike, launched in 2014, and the Peloton Tread, launched in 2018. Our revenue is generated primarily from the sale of our Connected Fitness Products and associated recurring subscription revenue. We have experienced significant growth in sales of our Connected Fitness Products, which, when combined with our low Average Net Monthly Connected Fitness Churn has led to significant growth in Connected Fitness Subscriptions. From fiscal 2019 to fiscal 2020, total revenue grew 100%, and our Connected Fitness Subscription base grew 113%.

Our compelling financial profile is characterized by high growth, strong retention, recurring revenue, margin expansion, and efficient customer acquisition. Our low Average Net Monthly Connected Fitness Churn, together with our high Subscription Contribution Margin allows us to generate attractive value from our Connected Fitness Subscriptions. When we acquire new Connected Fitness Subscriptions, we are able to offset our subscription acquisition costs with the gross profit earned on our Connected Fitness Products. This allows for rapid payback of our sales and marketing investments and results in a robust unit economic model.

For fiscal 2020, 2019, and 2018:

•We generated total revenue of $1,825.9 million, $915.0 million and $435.0 million, respectively, representing 100% and 110% year-over-year growth;
•As of June 30, 2020, 2019, and 2018, we had 1,091,100, 511,200 and 245,600 Connected Fitness Subscriptions, respectively, representing 113% and 108% year-over-year growth;
•Our Average Net Monthly Connected Fitness Churn was 0.62%, 0.65%, and 0.64%, respectively;
•We incurred net losses of $(71.6) million, $(195.6) million, and $(47.9) million, respectively; and
•Our Adjusted EBITDA was $117.7 million, $(71.3) million, and $(30.4) million, respectively.

For a definition of Connected Fitness Subscriptions, Average Net Monthly Connected Fitness Churn, Subscription Contribution Margin, and Adjusted EBITDA, see the section titled “—Key Operational and Business Metrics”.

See the section titled “Selected Consolidated Financial and Other Data—Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Fiscal 2020
Fiscal 2020 was a transformative year for Peloton. Since our September IPO, we have been working to scale our business: from manufacturing and logistics to member support and operations. In fiscal 2020, we delivered over 626,000 Bikes and Treads and added over 579,000 Connected Fitness Subscriptions, while growing our Peloton membership base to 3.1 million as of June 30, 2020. Fueled in part by the challenges associated with COVID-19, Member engagement has reached new highs with 164 million Connected Fitness Subscription workouts completed in fiscal 2020 across 12,000 classes.

We also expanded our fitness and wellness content offerings in strength, yoga, meditation, and new floor-based categories such as Fit Family and Dance Cardio. Our Member engagement levels continued to increase in fiscal 2020 in part due to our Members' use of floor-based content, led by strength classes which posted the most significant year-over-year gains.

In addition to broadening our content, we also improved the accessibility of our platform through our Peloton Digital offering. Paid Peloton Digital subscriptions grew 210% year-over-year as we reduced the price of Peloton Digital to $12.99 and extended our Peloton Digital free trial period to 90 days during March and April to give access to high-quality fitness content to those sheltering in place. With the goal of being on every screen in your hand and in your home, we launched integrations with the four leading over-the-top TV platforms including Amazon Fire TV, Android, Apple TV, and Roku.

Operations
We entered the fourth quarter of fiscal 2020 with a backlog of Bike deliveries in all geographies and sales continue to surpass expectations in the first two months of fiscal 2021 due to COVID-19. While we had expected demand to moderate, the unexpected sharp increase in COVID-19 cases in many states has perpetuated the imbalance of supply and demand in many geographies, causing continued elongated order-to-delivery windows for our customers. While we have significantly increased our production capacity in recent months and continue to grow our manufacturing capabilities, we do not expect to return to normalized order-to-delivery windows prior to the end of calendar year 2020.
Showrooms. On June 15, 2020, we began re-opening select showrooms in the United States, United Kingdom, and Canada, following the re-opening of our German stores in late May. Our re-opening schedule has been guided by state, local, and municipal guidelines and is accompanied by extensive safety training for our retail team members and stringent cleaning practices. To date, nearly all showroom locations have resumed normal operations or are taking customer appointments.

Significant Construction Projects. Following COVID-19 related delays, we have resumed construction of our new headquarters in New York City and our 11 Floral Street Studio in London. Both are expected to be completed in Spring 2021. Our Floral Street Studio will have three production studios, allowing us to significantly increase production of floor content as well as foreign language classes for our growing community of Members in Europe. Lastly, we expect our new manufacturing plant located in Shin Ji, Taiwan to be completed by the end of this calendar year. The additional factory at Tonic will provide us with significant additional production capacity, helping us scale over the next few years.
Connected Fitness Product portfolio expansion
We announced an exciting new addition to our category-leading bike offering: Bike+. Offered at $2,495, Bike+ builds on our groundbreaking connected fitness bike experience by offering an all new 24” touchscreen with a powerful built-in and integrated soundbar and subwoofer system. The 360-degree rotating display allows Members to easily pivot and tilt the screen and add strength, yoga, or stretching to their routine or take our all new Bike Bootcamp class series. Resistance on Bike+ is controlled digitally so Members can “Auto Follow” instructors’ class programs and control resistance from the touchscreen. In conjunction with the new Bike+ introduction, we reduced the price of our existing Bike to $1,895, broadening accessibility to the Peloton platform. Bike+ is currently available for purchase in the United States, Canada, the United Kingdom, and Germany.

We’re also thrilled to announce an important addition to our Tread line, “Peloton Tread” (our current Tread is “Peloton Tread+”). Offered at $2,495, Peloton Tread has all the essential elements of the Tread+ experience but in a more affordable and compact form factor. Despite the smaller size, the Peloton Tread has ample running surface area and provides running comfort on a sleek belt drive. It features a 24” touchscreen with a powerful built-in and integrated soundbar and subwoofer system and ergonomic pace and incline control knobs with jump buttons. With an immersive audio and video experience and heart rate monitor integration, Peloton Tread is designed for both on-Tread as well as floor-based bootcamp content. Peloton Tread will be available in the United Kingdom starting December 26, 2020, in the United States and Canada starting early 2021, and in Germany in late 2021.

The Peloton Pledge
Recent events have raised our collective consciousness of the systemic inequities existing across our society today. Peloton is committed to being an anti-racist organization and to help achieve that goal, we have made an important commitment to our Members, employees, and the communities we serve by pledging $100 million over the next four years across internal and external initiatives to fight racism. The Peloton Pledge is focused on investing across three areas: a $60 million commitment for a substantial increase in wages for our hourly employees, a $20 million investment in learning and development programs designed to expand opportunities for upward mobility among our hourly wage employees, and a $20 million commitment to third party organizations fighting systemic inequities prevalent across the United States. While we have always believed Peloton and our community has embraced inclusiveness and diversity, we know we can, and will, be doing more.

Key Operational and Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Fiscal Year Ended June 30,
	2020	2019	2018
Ending Connected Fitness Subscriptions	1,091,100	511,200	245,600
Average Net Monthly Connected Fitness Churn	0.62%	0.65%	0.64%
Total Workouts (in millions)	164.5	52.2	17.9
Average Monthly Workouts per Connected Fitness Subscription	17.9	11.5	8.4
Subscription Gross Profit (in millions)	$208.0	$77.4	$34.7
Subscription Contribution (in millions)(1)	$232.1	$91.9	$38.0
Subscription Gross Margin	57.2%	42.7%	43.3%
Subscription Contribution Margin(1)	63.8%	50.8%	47.5%
Net Loss (in millions)	$(71.6)	$(195.6)	$(47.9)
Adjusted EBITDA (in millions)(2)	$117.7	$(71.3)	$(30.4)
Adjusted EBITDA Margin(2)	6.4%	(7.8)%	(7.0)%
______________________________
(1) Please see the section titled “Selected Consolidated Financial and Other Data—Non-GAAP Financial Measures—Subscription Contribution and Subscription Contribution Margin” for a reconciliation of Subscription Gross Profit to Subscription Contribution.
(2) Please see the section titled “Selected Consolidated Financial and Other Data—Non-GAAP Financial Measures—Adjusted EBITDA and Adjusted EBITDA Margin” for a reconciliation of Net Loss to Adjusted EBITDA.

Connected Fitness Subscriptions
Our ability to expand the number of Connected Fitness Subscriptions is an indicator of our market penetration and growth. We define a Connected Fitness Subscription as a person, household, or commercial property, such as a hotel or residential building, who has either paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers) or requested a "pause" to their subscription for up to 3 months. We do not include canceled or unpaid Connected Fitness Subscriptions in the Connected Fitness Subscription count.

Average Net Monthly Connected Fitness Churn
We use Average Net Monthly Connected Fitness Churn to measure the retention of our Connected Fitness Subscriptions. We define Average Net Monthly Connected Fitness Churn as Connected Fitness Subscription cancellations, net of reactivations, in the quarter, divided by the average number of beginning Connected Fitness Subscriptions in each month, divided by three months. This metric does not include data related to our Peloton Digital subscriptions for Members who pay a monthly fee for access to our content library on their own devices.

Total Workouts and Average Monthly Workouts per Connected Fitness Subscription
We review Total Workouts and Average Monthly Workouts per Connected Fitness Subscription to measure engagement, which is the leading indicator of retention for our Connected Fitness Subscriptions. We define Total Workouts as all workouts completed during a given period. We define a Workout as a Connected Fitness Subscription for Members either completing at least 50% of an instructor-led or scenic ride or run, or ten or more minutes of “Just Ride” or “Just Run” mode. We define Average Monthly Workouts per Connected Fitness Subscription as the Total Workouts completed in the quarter divided by the average number of Connected Fitness Subscriptions in each month, divided by three months.

Subscription Contribution and Subscription Contribution Margin
We use Subscription Contribution and Subscription Contribution Margin to measure our ability to scale and leverage the costs of our Connected Fitness Subscriptions. The continued growth of our Connected Fitness Subscription base will allow us to improve our Subscription Contribution Margin. While there are variable costs, including music royalties, associated with our Connected Fitness Subscriptions, a significant portion of our content creation costs are fixed given that we operate with a limited number of production studios and instructors. The fixed nature of those expenses should scale over time as we grow our Connected Fitness Subscription base.

We define Subscription Contribution as subscription revenue less cost of subscription revenue, adjusted to exclude depreciation and amortization expense, and stock-based compensation expense. Subscription Contribution Margin is calculated by dividing Subscription Contribution by subscription revenue. See the section titled “Selected Consolidated Financial and Other Data—Non-GAAP Financial Measures—Subscription Contribution and Subscription Contribution Margin” for information regarding our use of Subscription Contribution and Subscription Contribution Margin and a reconciliation of Subscription Contribution to subscription gross profit.

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

We calculate Adjusted EBITDA as net income (loss) adjusted to exclude: other (income), net; provision for income taxes; depreciation and amortization expense; stock-based compensation expense; transaction costs; certain litigation expenses, consisting of legal settlements and related fees for specific proceedings that arise outside of the ordinary course of our business; the ground lease expense related to build-to-suit lease obligations under ASC 840, and incremental costs associated with COVID-19. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue. See the section titled “Selected Consolidated Financial and Other Data—Non-GAAP Financial Measures—Adjusted EBITDA and Adjusted EBITDA Margin” for information regarding our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss.
Components of our Results of Operations
During the fourth quarter of fiscal 2020, following our annual strategy setting and budgeting process, our chief operating decision maker (“CODM”) changed how we assess performance and allocate resources. Based on this change, in the fourth quarter of fiscal 2020, we determined we have two operating and reportable segments: Connected Fitness Products and Subscription. We revised prior comparative periods to conform to the current period segment presentation. See Note 19 of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our reportable segments.

Revenue
Connected Fitness Products
Connected Fitness Product revenue consists of sales of our Bike and Tread and related accessories, delivery and installation services, branded apparel and extended warranty agreements. Connected Fitness Product revenue is recognized at the time of delivery, except for extended warranty revenue which is recognized over the warranty period, and is recorded net of returns and discounts and third-party financing program fees, when applicable.

Subscription
Subscription revenue consists of revenue generated from our monthly $39.00 Connected Fitness Subscription and $12.99 Peloton Digital subscription.
As of June 30, 2020, 95% of our Connected Fitness Subscription base was paying month-to-month.
If a Connected Fitness Subscription owns both a Bike and a Tread in the same household, the price of the Subscription remains $39.00 monthly. As of June 30, 2020, approximately 2% of our Connected Fitness Subscriptions owned both a Bike and a Tread.

Cost of revenue
Connected Fitness Products
Connected Fitness Product cost of revenue consists of Bike and Tread product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement and service costs, apparel costs, fulfillment costs, warehousing costs, and certain allocated costs related to management, facilities, and personnel-related expenses associated with supply chain logistics. As we launch new Connected Fitness Products and continue to grow our presence in new regions where we have not yet achieved economies of scale, we expect to incur higher cost of revenue (as a percentage of sales) for our Connected Fitness Products.

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

Operating expenses
Sales and marketing
Sales and marketing expense consists of performance marketing media spend, asset creation, and other brand creative, all showroom expenses and related lease payments, payment processing fees incurred in connection with the sale of our Connected Fitness Products, sales and marketing personnel-related expenses, and expenses related to Peloton Digital. We intend to continue to invest in our sales and marketing capabilities in the future and expect this expense to increase in absolute dollars in future periods as we release new products and expand internationally. Sales and marketing expense as a percentage of total revenue may fluctuate from period to period based on total revenue and the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over future periods.

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

We expect to continue to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance and reporting obligations of public companies, and increased costs for insurance, investor relations expenses, and professional services. As a result, we expect that our general and administrative expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue, but we expect to leverage these expenses over time as we grow our revenue and Connected Fitness Subscription base.

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

Other income (expense), net
Other income (expense), net consists of interest (expense) income, realized gains (losses) on investments, amortization of debt issuance costs, and impacts from foreign exchange transactions.

Provision for income taxes
The provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Results of Operations
The following tables set forth our consolidated results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$1,462.2	$733.9	$354.7
Subscription	363.7	181.1	80.3
Total revenue	1,825.9	915.0	435.0
Cost of revenue(1)(2)
Connected Fitness Products	833.5	427.8	199.9
Subscription(3)	155.7	103.7	45.5
Total cost of revenue	989.1	531.4	245.4
Gross profit	836.7	383.6	189.6
Operating expenses
Sales and marketing(1)(2)	477.0	324.0	151.4
General and administrative(1)(2)	351.6	207.0	62.4
Research and development(1)(2)	89.0	54.8	23.4
Total operating expenses	917.6	585.8	237.1
Loss from operations	(80.8)	(202.3)	(47.5)
Other income (expense), net	12.4	6.7	(0.3)
Loss before provision for income tax	(68.4)	(195.6)	(47.8)
Income tax expense	3.3	0.1	0.1
Net loss	$(71.6)	$(195.6)	$(47.9)
____________________
(1) Includes stock-based compensation expense as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in millions)
Cost of revenue
Connected Fitness Products	$3.2	$0.3	$—
Subscription	7.5	3.2	0.5
Total cost of revenue	10.7	3.5	0.5
Sales and marketing	15.3	8.4	0.7
General and administrative	52.4	70.5	6.5
Research and development	$10.4	$7.1	$0.8
Total stock-based compensation expense	$88.8	$89.5	$8.5
____________________
(2) Includes depreciation and amortization expense as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in millions)
Cost of revenue
Connected Fitness Products	$3.2	$1.2	$0.3
Subscription	16.6	11.3	2.8
Total cost of revenue	19.9	12.6	3.1
Sales and marketing	9.3	4.0	1.7
General and administrative	10.6	5.2	1.8
Research and development	0.3	—	—
Total depreciation and amortization expense	$40.2	$21.7	$6.6
____________________
(3) Included in subscription cost of revenue are content costs for past use as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in millions)
Content costs for past use	$1.6	$16.4	$14.5
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

Comparison of the years ended June 30, 2020 and 2019

Revenue

	Fiscal Year Ended June 30,		2019 to 2020
	2020	2019	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$1,462.2	$733.9	99.2%
Subscription	363.7	181.1	100.8
Total revenue	$1,825.9	$915.0	99.5%
Percentage of revenue
Connected Fitness Products	80.1%	80.2%
Subscription	19.9	19.8
Total	100.0%	100.0%

Connected Fitness Products revenue for the fiscal year ended June 30, 2020 increased $728.3 million, or 99.2%, compared to the fiscal year ended June 30, 2019. This increase was primarily attributable to the significant growth in the number of Connected Fitness Products delivered during the period, which was the result of investments made in brand and product awareness, compounded by a strong increase in demand during our fourth quarter driven by the stay at home orders issued by governments around the world in response to the COVID-19 pandemic.

Subscription revenue for the fiscal year ended June 30, 2020 increased $182.6 million, or 100.8%, compared to the fiscal year ended June 30, 2019. This increase was primarily attributable to the year-over-year growth in our Connected Fitness Subscriptions from 511,200 to 1,091,100. The growth of our Connected Fitness Subscriptions was primarily driven by the increased number of Connected Fitness Products delivered during the period and our low Average Net Monthly Connected Fitness Churn of 0.62% for the fiscal year ended June 30, 2020. We believe engagement is a leading indicator of retention. Our Member engagement continued to grow with 17.9 Average Monthly Workouts per Connected Fitness Subscription during the fiscal year ended June 30, 2020 versus 11.5 Average Monthly Workouts per Connected Fitness Subscription for the fiscal year ended June 30, 2019. Our Connected Fitness Subscriptions worked out with us 164.5 million times in the fiscal year ended June 30, 2020, up from 52.2 million workouts in fiscal 2019, representing 215% year-over-year growth.

Cost of Revenue, Gross Profit, and Gross Margin

	Fiscal Year Ended June 30,
	2020	2019	% Change
	(dollars in millions)
Cost of Revenue:
Connected Fitness Products	$833.5	$427.8	94.8%
Subscription	155.7	103.7	50.1
Total cost of revenue	$989.1	$531.4	86.1%
Gross Profit:
Connected Fitness Products	$628.8	$306.2	105.4%
Subscription	208.0	77.4	168.7
Total gross profit	$836.7	$383.6	118.2%
Gross Margin:
Connected Fitness Products	43.0%	41.7%
Subscription	57.2	42.7

Connected Fitness Products cost of revenue for the fiscal year ended June 30, 2020 increased $405.7 million, or 94.8%, compared to the fiscal year ended June 30, 2019. This increase was primarily driven by costs associated with the growth in the number of Connected Fitness Products delivered during the period.

Our Connected Fitness Product gross margin increased by 128 basis points for the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019 primarily driven by a mix shift to Bike deliveries, which carries a higher margin than our Tread, as well as product cost efficiencies, partially offset by expense growth in supply chain and logistics, including expedited shipping and COVID-19-related costs.

Subscription cost of revenue for the fiscal year ended June 30, 2020 increased $52.0 million, or 50.1%, compared to the fiscal year ended June 30, 2019. This increase was primarily driven by an increase of $37.6 million in music royalty and streaming delivery fees driven by increased usage of our platform as Member engagement continued to increase, an increase of $9.9 million in personnel-related expenses excluding stock-based compensation expense, an increase of $4.6 million in payment processing fees for our monthly subscription billing, an increase of $5.3 million in depreciation and amortization expense, and an increase of $4.3 million in stock-based compensation expense. The increase was partially offset by a decrease of $14.8 million in content costs for past use.

Subscription gross margin increased by 1,445 basis points for the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019 primarily driven by fixed cost leverage with more Connected Fitness Subscriptions and a $14.8 million benefit from lower content costs for past use year-over-year.

Operating Expenses
Sales and Marketing

	Fiscal Year Ended June 30,
	2020	2019	% Change
	(dollars in millions)
Sales and marketing	$477.0	$324.0	47.2%
As a percentage of total revenue	26.1%	35.4%

Sales and marketing expense for the fiscal year ended June 30, 2020 increased $153.0 million, or 47.2%, compared to the fiscal year ended June 30, 2019. The increase was due primarily to increased spending on advertising and marketing programs of $86.1 million, an increase in personnel-related expenses of $31.7 million, excluding stock-based compensation expense, due to increased headcount, an increase in payment processing fees of $12.7 million, an increase in stock-based compensation expense of $6.9 million, and an increase in expenses related to our showrooms of $7.2 million. Total sales and marketing spend as a percentage of revenue decreased, driven by elevated demand due to stay-at-home orders from COVID-19, partially offset by costs of extending Peloton Digital free trial to 90 days.

General and Administrative

	Fiscal Year Ended June 30,
	2020	2019	% Change
	(dollars in millions)
General and administrative	$351.6	$207.0	69.8%
As a percentage of total revenue	19.3%	22.6%

General and administrative expense for the fiscal year ended June 30, 2020 increased $144.6 million, or 69.8%, compared to the fiscal year ended June 30, 2019. The increase was primarily due to an increase in professional fees, comprised of legal, accounting, and consulting fees of $69.2 million driven by fees and one-time settlement amounts related to the settlement of litigation matters which increased $48.0 million, an increase in personnel-related expenses of $44.5 million, excluding stock-based compensation expense, due to increased headcount, an increase in facilities costs from additional leased spaces of $27.2 million, an increase associated with business operations and public company costs of $9.0 million, additional costs due to system implementations of $5.6 million, and an increase in depreciation and amortization expense of $5.4 million. This increase was partially offset by a decrease in stock-based compensation expense of $18.1 million driven by a $50.6 million charge in the fiscal year ended June 30, 2019 related to a tender offer completed in October 2018 to purchase outstanding shares of our common stock held by employees.

Research and Development

	Fiscal Year Ended June 30,
	2020	2019	% Change
	(dollars in millions)
Research and development	$89.0	$54.8	62.3%
As a percentage of total revenue	4.9%	6.0%

Research and development expense for the fiscal year ended June 30, 2020 increased $34.1 million, or 62.3%, compared to the fiscal year ended June 30, 2019. This increase was due primarily to an increase in personnel-related expenses, which, excluding stock-based compensation expense, increased $20.0 million, due to increased headcount, an increase of $4.3 million in software expense, an increase of $3.8 million in product development and research costs associated with development of new software features and products, an increase of $3.4 million in stock-based compensation expense, and an increase in facilities costs from additional leased space of $1.6 million.

Other Income (Expense), Net and Income Tax (Benefit) Expense

	Fiscal Year Ended June 30,
	2020	2019	% Change
	(dollars in millions)
Other income (expense), net	$12.4	$6.7	85.6%
Income tax (benefit) expense	$3.3	$0.1	NM
___________________________
*NM - not meaningful

Other income, net, was $12.4 million for the fiscal year ended June 30, 2020 compared to $6.7 million for the fiscal year ended June 30, 2019. The increase in other income, net, was primarily due to an increase of $9.5 million in interest earned on cash, cash equivalents, and short-term investments, partially offset by unrealized losses of $4.0 million from impacts of changes in foreign exchange rates. Income tax expense increased primarily due to international taxes and state tax expense.

Liquidity and Capital Resources
Our operations have been funded primarily through cash flow from operating activities and net proceeds from the sales of our equity securities. As of June 30, 2020, we had cash and cash equivalents of approximately $1.0 billion and marketable securities of $719.5 million. In September 2019, we completed our IPO and a concurrent private placement, in which we issued and sold an aggregate of 43,448,275 shares of our Class A common stock. The price per share to the public in the IPO and in the concurrent private placement was $29.00. We received aggregate net proceeds of $1.2 billion from the IPO and the concurrent private placement, net of the underwriting discounts and before deducting offering costs of approximately $6.3 million.

As of June 30, 2020, our marketable securities portfolio primarily consists of U.S. government notes and investment grade corporate securities. Given market volatility since March 2020 we have taken actions to protect against principal risk such as moving cash to government money market funds, closely monitoring credit default spreads as well as downgraded and other securities that may bear increased risk, and selling certain securities that may no longer align with our investment strategy.

We believe our existing cash and cash equivalent balances, cash flow from operations, marketable securities portfolio, and amounts available for borrowing under our Amended Credit Agreement (described below) will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and amount of spending on research and development, growth in sales and marketing activities, the timing of new Connected Fitness Product introductions, market acceptance of our Connected Fitness Products, timing and investments needed for international expansion, and overall economic conditions. Further, we may use cash to satisfy exercise payments and/or tax withholdings in connection with the settlement of equity awards, or other stock buyback programs. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Amended Credit Agreement
In June 2019, we entered into an amended and restated loan and security agreement, or the Amended Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent, lead arranger and bookrunner and Bank of America, N.A., Barclays Bank PLC, Goldman Sachs Lending Partners LLC and Silicon Valley Bank, as joint syndication agents, which amended and restated our prior secured revolving credit facility.
The Amended Credit Agreement provides for a $250.0 million secured revolving credit facility, including up to the lesser of $150.0 million and the aggregate unused amount of the facility for the issuance of letters of credit. Interest on the Amended Credit Agreement is paid based on LIBOR plus 2.75% or an Alternative Base Rate plus 1.75%. We are required to pay an annual commitment fee of 0.375% on a quarterly basis based on the unused portion of the revolving credit facility. The principal amount, if any, is payable in full in June 2024. As of June 30, 2020, we had not drawn on the credit facility and did not have outstanding borrowings under the Amended Credit Agreement.  As of June 30, 2020, we had outstanding letters of credit totaling $4.8 million issued primarily to cover security deposits for an operating lease obligation.

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

Cash Flows

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in millions)
Net cash flows provided by (used in) operating activities	$376.4	$(108.6)	$49.7
Net cash flows used in investing activities	(741.3)	(297.5)	(56.7)
Net cash flow provided by financing activities	1,240.2	417.2	3.1

Operating Activities
Net cash provided by operating activities of $376.4 million for the fiscal year ended June 30, 2020 was primarily due to an increase in net change in operating assets and liabilities of $264.9 million, and non-cash adjustments of $183.1 million, partially offset by net loss of $71.6 million. The increase in net operating assets and liabilities was primarily due to a $272.3 million increase in customer deposits and deferred revenue driven by elevated sales volumes towards the end of the year and longer delivery windows, and a $133.4 million increase in accounts payable and accrued expenses related to increased expenditures to support general business growth, as well as the timing of payments, partially offset by a $96.8 million increase in inventory levels as we ramped up supply to meet the current increased demand. Non-cash adjustments primarily consisted of stock-based compensation expense, right-of use-asset operating lease expense, and depreciation and amortization expense.

Net cash used in operating activities of $108.6 million for fiscal year ended June 30, 2019 was primarily due to a net loss of $195.6 million and a decrease in net change in operating assets and liabilities of $22.9 million, partially offset by non-cash adjustments of $109.8 million. The decrease in net operating assets and liabilities was primarily due to an $111.3 million increase in inventory levels as a result of our introduction of the Peloton Tread+, as well as our expansion into the United Kingdom and Canada, and a $30.3 million increase in prepaid expenses and other current assets driven by general growth; partially offset by an $117.3 million increase in accounts payable and accrued expenses related to increased expenditures to support general business growth. Non-cash adjustments primarily consisted of stock-based compensation expense of $89.5 million of which $61.7 million related to a tender offer completed in October 2018.

Investing activities
Cash used in investing activities for the fiscal year ended June 30, 2020 of $741.3 million was primarily related to purchases of marketable securities of $1,199.6 million, $156.4 million used for capital expenditures primarily related to the continued build out of our New York City headquarters, our new Peloton studios in New York and London, our new manufacturing facility in Taiwan, and new showrooms, and $45.0 million relating to the acquisition of Tonic, net of cash acquired, partially offset by maturities of marketable securities of $435.4 million and sales of marketable securities of $224.3 million.

Cash used in investing activities for fiscal year ended June 30, 2019 of $297.5 million was primarily related to the purchase of marketable securities of $249.8 million and capital expenditures of $83.0 million, partially offset by maturities of marketable securities of $36.0 million.

Financing activities
Net cash provided by financing activities of $1.2 billion for the fiscal year ended June 30, 2020 was primarily related to proceeds from our IPO and concurrent private placement, net of the underwriting discount and before deducting offering costs of $6.3 million.

Net cash provided by financing activities of $417.2 million for the fiscal year ended June 30, 2019 was primarily related to net proceeds from issuance of Series F redeemable convertible preferred stock of $408.8 million, net of issuance costs and repurchases of common stock and preferred stock, as well as $9.3 million in proceeds from exercises of stock options.

Contractual Obligations
As of June 30, 2020, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Operating lease obligations (1)	$817.3	$48.1	$123.2	$123.6	$522.3
Minimum guarantees (2)	44.3	26.9	16.7	0.7	—
Unused credit facility fee payments (3)	3.7	0.9	1.8	0.9	—
Other purchase obligations (4)	11.7	5.0	6.7	—	—
Total	$876.9	$80.9	$148.4	$125.2	$522.3
____________________________
(1) Operating lease obligations relate to our office space, warehouses, production studios, and retail showrooms and microstores. The lease terms are between one and twenty-one years, and the majority of the lease agreements are renewable at the end of the lease period.
(2) We are subject to minimum royalty payments associated with our license agreements for the use of licensed content. See "Risk Factors --Risks Related to Our Business — We are a party to many music license agreements that are complex and impose numerous obligations upon us that may make it difficult to operate our business, and a breach of such agreements could adversely affect our business, operating results, and financial condition."
(3) We are required to pay a commitment fee of 0.375% based on the unused portion of the revolving credit facility. As of June 30, 2020, we were contingently liable for approximately $4.8 million in standby letters of credit for our operating lease obligations.
(4) Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to cloud computing costs.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.

Purchase orders or contracts for the purchase of certain goods and services are not included in the table. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are fulfilled by our suppliers and manufacturers within short periods of time. We subcontract with other companies to manufacture our products. During the normal course of business, we and our manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, we may be liable to our suppliers and manufacturers for the cost of the unutilized component orders or components purchased by our manufacturers.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2020.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity/deficit, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements include those noted below.

Revenue Recognition
Our primary source of revenue is from sales of its Connected Fitness Products and associated recurring Subscription revenue.

We determine revenue recognition through the following steps in accordance with ASC 606:

•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. Our revenue is reported net of sales returns and discounts, as a reduction of the transaction price. We estimates our liability for product returns based on historical return trends by product category, impact of seasonality, and an evaluation of current economic and market conditions and records the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

Some of our contracts with customers contain multiple performance obligations.  For customer contracts that include multiple performance obligations, we account for individual performance obligations if they are distinct. The transaction price is then allocated to each performance obligation based on its standalone selling price. We generally determine standalone selling price based on prices charged to customers.

Deferred revenue is recorded for nonrefundable cash payments received for our performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized. Customer deposits represent payments received in advance before we transfer a good or service to the customer and are refundable.

Product Warranty
We offer a standard product warranty that its Connected Fitness Products will operate under normal, non-commercial use for a period of one year from the date of original delivery. We have the obligation, at our option, to either repair or replace the defective product. At the time revenue is recognized, an estimate of future warranty costs, including costs associated with service of Connected Fitness Products outside of the warranty period, is recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices. Our products are manufactured both in-house and by contract manufacturers, and in certain cases, the we may have recourse to such contract manufacturers.

We also offer the option for customers in some markets to purchase a third-party extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Product for an additional period of 12 to 27 months.

Revenue and related fees paid to the third-party provider are recognized on a gross basis as we have a continuing obligation to perform over the service period. Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Product revenue in the consolidated statements of operations and comprehensive loss.
Goodwill and Intangible Assets
Goodwill represents the excess of the aggregate of the consideration transferred and the amount recognized for non-controlling interest, if any, over the fair value of identifiable assets acquired and liabilities assumed in a business combination.
Intangible assets other than goodwill are comprised of acquired developed technology. At initial recognition, intangible assets acquired in a business combination are recognized at their fair value as of the date of acquisition. Following initial recognition, intangible assets are carried at cost less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset.
We review goodwill for impairment annually on April 1 of each fiscal year or whenever events or changes in circumstances indicate that an impairment may exist. In conducting our annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Music Royalty Fees
We recognize music royalty fees on all music it streams to Members as these fees are incurred in accordance with the terms of the relevant license agreement with the music rights holder. The incurrence of the royalties is primarily driven by content usage by our Members through the use of a paid subscription, or as part of a free-trial offer and it is classified as subscription cost of revenue or sales and marketing expense, respectively, within our statement of operations and comprehensive loss. Our license agreements with music rights holders generally include provisions for advance royalties as well as minimum guarantees. When a minimum guarantee is paid in advance, the guarantee is recorded as a cost to fulfill or prepaid asset and amortized over the shorter of the period consumed or the term of the agreement.
As we execute music license agreements with various music rights holders for go-forward usage, we may also simultaneously enter into a settlement agreement whereby we are released from all potential licensor claims regarding our alleged past use of copyrighted material in exchange for a negotiated payment. These are referred to as “content costs for past use” and are recorded within subscription cost of revenue. We have entered into agreements with music rights holders who represent all the music catalogs that we need to operate our service, however, given the uncertain and opaque nature of music rights ownership, our archived library may continue to include music for which certain rights or fractional interests have not been accurately determined or fully licensed. Prior to the execution of a music license agreement, we estimate and records a charge based upon license agreements previously entered into and the respective music rights holdings..
Stock-Based Compensation
Stock-based awards are measured at the grant date based on the fair value of the award and is recognized as expense, net of actual forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. For performance-based stock awards issued, the value of the instrument is measured at the grant date as the fair value of the award and expensed over the vesting term when the performance targets are considered probable of being achieved.

We calculate the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The determination of the grant date fair value of stock option awards issued is affected by a number of variables, including the fair value of our underlying common stock, our expected common stock price volatility over the term of the option award, the expected term of the award, risk-free interest rates, and the expected dividend yield of our common stock.

Generally, our stock option awards permit early exercise. The unvested portion of shares exercised is recorded as a liability on our balance sheet and reclassified to equity as vesting occurs.

The estimated grant-date fair value of our equity-based awards issued to service providers was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Fiscal Year Ended June 30,
	2020	2019	2018
Weighted average risk-free interest rate	1.1%	2.5%	2.4%
Weighted average expected term (in years)	6.23	6.25	6.3
Weighted average expected volatility	44.9%	45.0%	55.2%
Expected dividend yield	—	—	—

Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock option’s expected term.

Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. We do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time stock-based awards have been exercisable. As a result, for stock options, we used the simplified method to calculate the expected term estimate based on the vesting and contractual terms of the option. Under the simplified method, the expected term is equal to the average of the stock-based award’s weighted-average vesting period and its contractual term. For awards granted which contain performance conditions, we estimate the expected term based on the estimated dates that the performance conditions will be satisfied.

Expected Volatility. Since we do not have a trading history of our common stock, the expected volatility was derived from the average historical stock volatilities of several unrelated public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the awards. We intend to continue to consistently apply this process using the same or similar companies to estimate the expected volatility until sufficient historical information regarding the volatility of the share price of our Class A common stock becomes available.

Dividend Yield. The expected dividend yield is zero as we have never declared or paid cash dividends and have no current plans to do so in the foreseeable future.

We also grant stock-based awards to non-employees. We believe that for stock options issued to non-employees, the fair value of the stock option is more reliably measurable than the fair value of the services rendered. Therefore, we estimate the fair value of non-employee stock options using a Black-Scholes valuation model with appropriate assumptions.

Income Taxes
We utilize the asset and liability method for computing our income tax provision. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating loss, capital loss, and tax credit carryforwards, using enacted tax rates. Management makes estimates, assumptions, and judgments to determine our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits, which to date have not been material, are recognized within provision for income taxes.

Loss Contingencies
We are involved in legal proceedings, claims, and regulatory, tax, and government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements. If we determine that a loss is reasonably possible but the loss or range of loss cannot be reasonably estimated, we state that such an estimate cannot be made.

We review the developments in our contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount of loss. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based on new information and future events.

The outcome of litigation is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.

Recent Accounting Pronouncements
See Note 2 of the notes to our consolidated financial statements in the section titled “—Recently Issued Accounting Pronouncements” in Part II, Item 8 of this Annual Report on Form 10-K for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk
We had cash and cash equivalents and marketable securities of approximately $1.8 billion as of June 30, 2020. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Amended Credit Agreement. We monitor our cost of borrowing under our facility, taking into account our funding requirements, and our expectations for short-term rates in the future. A hypothetical 10% change in the interest rate on our Amended Credit Agreement for all periods presented would not have a material impact on our consolidated financial statements.

Foreign Currency Risk
To date, all of our inventory purchases have been denominated in U.S. dollars. Our international sales are primarily denominated in foreign currencies and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our revenue. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. For example, we recently purchased Tonic, a contract manufacturer, and our operating expenses incurred in manufacturing our products in Tonic's facilities in Taiwan are denominated in foreign currencies and not in U.S. dollars. In addition, our suppliers incur many costs, including labor and supply costs, in other currencies. While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses. We use derivative instruments, such as foreign currency forwards, and have the ability to use option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. Our exposure to foreign currency exchange rates has historically been partially hedged as our foreign currency denominated inflows create a natural hedge against our foreign currency denominated expenses.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Peloton Interactive, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Peloton Interactive, Inc. (the Company) as of June 30, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, cash flows and changes in redeemable convertible preferred stock and stockholders' equity (deficit) for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its leases in 2020 due to the modified retrospective adoption of ASU No. 2016-02, Leases (Topic 842).
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
New York, New York
September 10, 2020

PELOTON INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,035.5	$162.1
Marketable securities	719.5	216.0
Accounts receivable, net	34.6	18.5
Inventories, net	244.5	136.6
Prepaid expenses and other current assets	124.5	48.4
Total current assets	2,158.6	581.7
Property and equipment, net	242.3	249.7
Intangible assets, net	16.0	19.5
Goodwill	39.1	4.3
Restricted cash	1.5	0.8
Right-of-use assets, net	492.5	—
Other assets	31.8	8.5
Total assets	$2,981.8	$864.5
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$135.8	$92.2
Accrued expenses	225.9	104.5
Customer deposits and deferred revenue	363.6	90.8
Current portion of lease liabilities and other current liabilities	46.9	3.3
Total current liabilities	772.2	290.8
Deferred rent	—	23.7
Build-to-suit liability	—	147.1
Long term lease liabilities, net	508.2	—
Other non-current liabilities	23.4	0.4
Total liabilities	1,303.8	462.0
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock, $0.000025 par value, zero and 215,443,468 shares authorized; zero and 210,640,629 shares issued and outstanding as of June 30, 2020 and June 30, 2019, respectively.	—	941.1
Stockholders’ equity (deficit)
Common stock, $0.000025 par value; 2,500,000,000 and zero Class A shares authorized, 237,518,574 and zero shares issued and outstanding as of June 30, 2020 and June 30, 2019, respectively; 2,500,000,000 and 400,000,000 Class B shares authorized, 50,538,538 and 25,301,604 shares issued and outstanding as of June 30, 2020 and June 30, 2019, respectively.	—	—
Additional paid-in capital	2,361.8	90.7
Accumulated other comprehensive income	10.1	0.2
Accumulated deficit	(693.9)	(629.5)
Total stockholders’ equity (deficit)	1,678.0	(538.6)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$2,981.8	$864.5
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions, except share and per share amounts)

	Fiscal Year Ended June 30,
	2020	2019	2018
Revenue:
Connected Fitness Products	$1,462.2	$733.9	$354.7
Subscription	363.7	181.1	80.3
Total revenue	1,825.9	915.0	435.0
Cost of revenue:
Connected Fitness Products	833.5	427.8	199.9
Subscription	155.7	103.7	45.5
Total cost of revenue	989.1	531.4	245.4
Gross profit	836.7	383.6	189.6
Operating expenses:
Sales and marketing	477.0	324.0	151.4
General and administrative	351.6	207.0	62.4
Research and development	89.0	54.8	23.4
Total operating expenses	917.6	585.8	237.1
Loss from operations	(80.8)	(202.3)	(47.5)
Other income, net:
Interest income, net	16.2	7.0	(0.3)
Other expense, net	(3.8)	(0.3)	—
Total other income (expense), net	12.4	6.7	(0.3)
Loss before provision for income taxes	(68.4)	(195.6)	(47.8)
Income tax expense	3.3	0.1	0.1
Net loss	$(71.6)	$(195.6)	$(47.9)
Net loss attributable to Class A and Class B common stockholders	$(71.6)	$(245.7)	$(47.9)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.32)	$(10.72)	$(2.18)
Weighted-average Class A and Class B common shares outstanding, basic and diluted	220,952,237	22,911,764	21,934,228
Other comprehensive income:
Net unrealized gains on marketable securities	$3.9	$0.2	$—
Change in foreign currency translation adjustment	6.0	—	—
Total other comprehensive income	9.9	0.2	—
Comprehensive loss	$(61.7)	$(195.4)	$(47.9)

See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended June 30,
	2020	2019	2018
Cash Flows from Operating Activities:
Net loss	$(71.6)	$(195.6)	$(47.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	40.2	21.7	6.6
Stock-based compensation expense	88.8	89.5	8.5
Non-cash operating lease expense	47.7	—	—
Other non-cash items	6.4	(1.4)	1.0
Changes in operating assets and liabilities:
Accounts receivable	11.3	(9.1)	(4.1)
Inventories	(96.8)	(111.3)	(9.6)
Prepaid expenses and other current assets	(33.1)	(30.3)	(12.1)
Other assets	(22.1)	(5.5)	1.4
Accounts payable and accrued expenses	133.4	117.3	41.0
Customer deposits and deferred revenue	272.3	2.2	63.0
Operating lease liabilities, net	(23.6)	—	—
Other liabilities	23.5	13.8	1.9
Net cash provided by (used in) operating activities	376.4	(108.6)	49.7
Cash Flows from Investing Activities:
Purchases of marketable securities	(1,199.6)	(249.8)	—
Maturities of marketable securities	435.4	36.0	—
Sales of marketable securities	224.3	—	—
Cash paid for cost method investment	(0.1)	(0.6)	—
Acquisition of business, net of cash acquired	(45.0)	(0.1)	(28.7)
Purchases of property and equipment	(156.4)	(83.0)	(28.0)
Net cash used in investing activities	(741.3)	(297.5)	(56.7)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	1,195.7	—	—
Repurchase of common and convertible preferred stock, including issuance costs	—	(130.3)	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	539.1	—
Proceeds from employee stock purchase plan withholdings	7.0	—	—
Repayments of debt	—	—	(3.1)
Debt issuance costs	—	(0.9)	(1.2)
Proceeds from exercise of stock options	37.4	9.3	7.4
Net cash provided by financing activities	1,240.2	417.2	3.1
Effect of exchange rate changes	(1.2)	0.2	—
Net change in cash, cash equivalents, and restricted cash	874.0	11.3	(3.9)
Cash, cash equivalents and restricted cash — Beginning of period	163.0	151.6	155.5
Cash, cash equivalents and restricted cash — End of period	$1,037.0	$163.0	$151.6
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1.9	$1.1	$0.3
Cash paid for income taxes	$4.1	$—	$—
Supplemental Disclosures of Non-Cash Investing and Financing Information:

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Conversion of convertible preferred stock to common stock	$(941.1)	$—	$—
Property and equipment accrued but unpaid	$18.2	$12.6	$4.3
Building - build-to-suit asset	$—	$147.1	$—
Stock-based compensation capitalized for software development costs	$2.2	$0.8	$0.3
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – June 30, 2017	176.3	$406.3	20.2	$—	$6.1	$—	$(287.7)	$(281.6)
Exercise of stock options	—	—	5.7	—	5.3	—	—	5.3
Stock-based compensation expense	—	—	—	—	8.6	—	—	8.6
Cumulative effect of change in accounting principle	—	—	—	—	0.5	—	(0.5)	—
Net loss	—	—	—	—	—	—	(47.9)	(47.9)
Balance – June 30, 2018	176.3	$406.3	25.9	$—	$20.5	$—	$(336.1)	$(315.6)
Issuance of Series F redeemable convertible preferred stock, net	38.1	$539.1	—	$—	$—	$—	$—	$—
Repurchase of common and preferred stock	(3.8)	(4.3)	(4.8)	—	—	—	(97.8)	(97.8)
Exercise of stock options	—	—	4.2	—	8.2	—	—	8.2
Stock-based compensation expense	—	—	—	—	62.1	—	—	62.1
Other comprehensive income	—	—	—	—	—	0.2	—	0.2
Net loss	—	—	—	—	—	—	(195.6)	(195.6)
Balance – June 30, 2019	210.6	$941.1	25.3	$—	$90.7	$0.2	$(629.5)	$(538.6)
Initial public offering, net of issuance costs of $6.3 million	—	$—	43.4	$—	$1,195.7	$—	$—	$1,195.7
Conversion of redeemable convertible preferred stock to common stock	(210.6)	(941.1)	210.6	—	941.1	—	—	941.1
Activity related to stock-based compensation	—	—	8.5	—	130.7	—	—	130.7
Issuance of common stock under employee stock purchase plan	—	—	0.2	—	3.7	—	—	3.7
Other comprehensive income	—	—	—	—	—	9.9	—	9.9
Net loss	—	—	—	—	—	—	(71.6)	(71.6)
Cumulative effect adjustment in connection with adoption of ASU 2016-02	—	—	—	—	—	—	7.2	7.2
Balance – June 30, 2020	—	$—	288.1	$—	$2,361.8	$10.1	$(693.9)	$1,678.0

See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share amounts)

1. Description of Business and Basis of Presentation
Description and Organization
Peloton Interactive, Inc. ("Peloton" or the “Company”) is the largest interactive fitness platform in the world with a loyal community of Members, which we define as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid Peloton Digital Subscription. The Company pioneered connected, technology-enabled fitness with the creation of its interactive fitness equipment ("Connected Fitness Products") and the streaming of immersive, instructor-led boutique classes to its Members anytime, anywhere. The Company makes fitness entertaining, approachable, effective and convenient while fostering social connections that encourage its Members to be the best versions of themselves.
During the fourth quarter of fiscal 2020, following its annual strategy setting and budgeting process, the Company's chief operating decision maker (“CODM”) changed how they assess performance and allocate resources. Based on this change, in the fourth quarter of fiscal 2020, the Company determined it has two operating and reportable segments: Connected Fitness Products and Subscription. The Company revised prior comparative periods to conform to the current period segment presentation. See Note 19 of the notes to the consolidated financial statements for further discussion of the Company's segment reporting structure.
In September 2019, the Company closed its initial public offering ("IPO") and a concurrent private placement, in which it issued and sold 43,448,275 shares of its Class A common stock. The price per share to the public in the IPO and in the concurrent private placement was $29.00 per share. The Company received aggregate proceeds of $1.2 billion, net of the underwriting discount and offering costs. Prior to the closing of the IPO, all shares of the Company's common stock then outstanding were redesignated into 25,301,604 shares of Class B common stock, and upon the closing of the IPO, all shares of the Company's then outstanding preferred stock automatically converted into 210,640,629 shares of Class B common stock on a one-to-one basis.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The consolidated financial statements include the accounts of Peloton Interactive, Inc. and its subsidiaries in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated.
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

2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all cash and short-term investments purchased with maturities of three months or less when acquired to be cash equivalents. As of June 30, 2020 and 2019, the Company’s cash and cash equivalents were primarily held in money market and operating accounts. At various times during the fiscal years ended June 30, 2020 and 2019, the balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes its cash and cash equivalents are not subject to any significant credit risk.
Restricted Cash
Restricted cash primarily consists of cash held in reserve accounts related to operating lease obligations.

Accounts Receivable, Net of Allowances
The Company's accounts receivable primarily represent amounts due from third-party sales processors. On a periodic basis, the Company evaluates accounts receivable estimated to be uncollectible, which to date have not been material, and provides allowances, as necessary, for doubtful accounts.
Revenue Recognition
On July 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09 and all subsequent amendments. The Company elected to apply the standard and all related ASUs retrospectively to each prior reporting period presented. The adoption of the new standard had no material impact on the measurement or recognition of revenue, resulting in no adjustments to the prior periods. Additional disclosures, however, have been added in accordance with ASU 2014-09. Refer to Note 3, Revenue.
Inventories
Inventories consist of finished goods, work-in-process and raw materials. Finished goods are manufactured by us and purchased from contract manufacturers. Connected Fitness Product, accessories, and apparel inventories are stated at the lower of cost or net realizable value on a weighted-average cost basis. The Company assesses the valuation of inventory and periodically adjusts the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. Spare parts are recorded as inventory and recognized in cost of goods sold as consumed.
Marketable Securities
The Company classifies its marketable debt securities as available-for-sale and, accordingly, records them at fair value. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as current investments. Investments with maturities beyond one year may be classified as current based on their highly liquid nature. Unrealized holding gains and losses, are excluded from earnings and are reported net of tax in other comprehensive income until realized. Dividend and interest income is recognized when earned. Realized gains and losses, are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. For leasehold improvements, the useful life is the lesser of the applicable lease term or the expected asset life. Charges for repairs and maintenance that do not improve or extend the lives of the respective assets are expensed as incurred. The Company capitalizes the cost of pre-production tooling which it owns during a supply arrangement. Pre-production tooling, including the related engineering costs the Company will not own or will not be used in producing products under long-term supply arrangements are expensed as incurred.
Internal-Use Software
The Company capitalizes certain qualified costs incurred in connection with the development of internal-use software. The Company evaluates the costs incurred during the application development stage of internal use software and website development to determine whether the costs meet the criteria for capitalization. Costs related to preliminary project activities and post implementation activities including maintenance are expensed as incurred. Capitalized costs related to internal-use software are amortized on a straight-line basis over the estimated useful life of the software, not to exceed three years. Capitalized costs less accumulated amortization are included within property and equipment, net on the consolidated balance sheets.
Goodwill and Intangible Assets
Goodwill represents the excess of the aggregate of the consideration transferred and the amount recognized for non-controlling interest, if any, over the fair value of identifiable assets acquired and liabilities assumed in a business combination. The Company has no intangible assets with indefinite useful lives.

Intangible assets other than goodwill are comprised of acquired developed technology. At initial recognition, intangible assets acquired in a business combination are recognized at their fair value as of the date of acquisition. Following initial recognition, intangible assets are carried at cost less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset.

The Company reviews goodwill for impairment annually on April 1 of each fiscal year or whenever events or changes in circumstances indicate that an impairment may exist. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded.

The Company assesses the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted net future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds fair value.
Cost of Revenue
Connected Fitness Products
Cost of revenue consists of product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement costs, fulfillment costs, warehousing costs, and certain allocated costs related to management, facilities, and personnel-related expenses associated with supply chain logistics.
Subscription
Subscription cost of revenue includes costs associated with content creation and cost to stream content to Members across the Company’s platform. These costs consist of both fixed costs, including studio rent and overhead costs and instructor and production personnel costs, as well as variable costs, including music royalty fees, content costs for past use, third-party platform streaming costs, and payment processing fees for monthly subscription billings.
Music Royalty Fees
The Company recognizes music royalty fees on all music it streams to Members as these fees are incurred in accordance with the terms of the relevant license agreement with the music rights holder. The incurrence of the royalties is primarily driven by content usage by the Company’s Members through the use of a paid subscription, or as part of a free-trial offer and it is classified as subscription cost of revenue or sales and marketing expense, respectively, within the Company’s statement of operations and comprehensive loss. The Company’s license agreements with music rights holders generally include provisions for advance royalties as well as minimum guarantees. When a minimum guarantee is paid in advance, the guarantee is recorded as a cost to fulfill or prepaid asset and amortized over the shorter of the period consumed or the term of the agreement.

As the Company executes music license agreements with various music rights holders for go-forward usage, the Company may also simultaneously enter into a settlement agreement whereby the Company is released from all potential licensor claims regarding the Company’s alleged past use of copyrighted material in exchange for a negotiated payment. These are referred to as “content costs for past use” and are recorded within subscription cost of revenue. The Company has entered into agreements with music rights holders who represent all the music catalogs that the Company needs to operate its service, however, given the uncertain and opaque nature of music rights ownership, the Company’s archived library may continue to include music for which certain rights or fractional interests have not been accurately determined or fully licensed. Prior to the execution of a music license agreement, the Company estimates and records a charge based upon license agreements previously entered into and the respective music rights holdings.

Income Taxes
The Company utilizes the asset and liability method for computing its income tax provision. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating loss, capital loss, and tax credit carryforwards, using enacted tax rates. Management makes estimates, assumptions, and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes recovery is not likely, establishes a valuation allowance.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits, which to date have not been material, are recognized within income tax expense.
Advertising Costs
Advertising and other promotional costs to market the Company's products are expensed as incurred. Advertising expenses were $302.8 million, $218.8 million and $101.4 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively, and are included within sales and marketing expenses in the consolidated statement of operations.

Research and Development Costs
Research and development expenses consist primarily of personnel- and facilities-related expenses, consulting and contractor expenses, tooling and prototype materials and software platform expenses. Substantially all of the Company’s research and development expenses are related to developing new products and services and improving existing products and services. Research and development expenses are expensed as incurred. We capitalize certain qualified costs incurred in connection with the development of internal-use software.
Stock-Based Compensation
In August 2019, the Company's Board of Directors ("Board of Directors") adopted the 2019 Employee Stock Purchase Plan ("ESPP"), which was subsequently approved by the Company’s stockholders in September 2019. The Company recognizes stock-based compensation expense related to shares issued pursuant to its ESPP on a straight-line basis over the offering period, which is twenty-four months. The ESPP allows employees to purchase shares of the Company's Class A common stock at a 15 percent discount. The ESPP also includes a look-back provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date.

In August 2019, the Board of Directors adopted the 2019 Equity Incentive Plan ("the 2019 Plan"), which was subsequently approved by the Company’s stockholders in September 2019. Stock-based awards are measured at the grant date based on the fair value of the award and are recognized as expense, net of actual forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. For performance-based awards issued, the value of the instrument is measured at the grant date as the fair value of the award and expensed over the vesting term under an accelerated attribution method when the performance targets are considered probable of being achieved. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The determination of the grant date fair value of stock awards issued is affected by a number of variables, including the fair value of the Company’s common stock, the expected common stock price volatility over the expected life of the awards, the expected term of the stock option, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The Company derives its volatility from the average historical stock volatilities of several peer public companies over a period equivalent to the expected term of the awards. The Company estimates the expected term based on the simplified method for employee stock options considered to be “plain vanilla” options, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant. Expected dividend yield is 0.0% as the Company has not paid and does not currently anticipate paying dividends on its common stock.

Generally, the 2019 Plan permits the early exercise of stock options granted prior to the IPO. The unvested portion of shares exercised is recorded as a liability on the Company’s balance sheet and reclassified to equity as vesting occurs.
Defined Contribution Plan
The Company maintains a 401(k) savings plan covering all employees. Participating employees may contribute a portion of their salary into the savings plan, subject to certain limitations. The Company matches 100% of each employee's contributions, up to a maximum of 4% of the employee's eligible earnings. For the fiscal years ended June 30, 2020, 2019, and 2018, the Company's matching contributions totaled $8.4 million, $4.3 million, and $1.6 million, respectively, and were expensed as contributed.
Common Stock Valuations
The Company has historically granted stock options at exercise prices equal to the fair value as determined by the Board of Directors on the date of grant. Prior to the Company's IPO, in the absence of a public trading market, the Board of Directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the Company’s common stock as of the date of each stock option grant, including:

•relevant precedent transactions involving the Company’s capital stock;
•the liquidation preferences, rights, preferences, and privileges of the Company’s redeemable convertible preferred stock relative to the common stock;
•the Company’s actual operating and financial performance;
•current business conditions and projections;
•the Company’s stage of development;
•the likelihood and timing of achieving a liquidity event for the shares of common stock underlying the stock options, such as an initial public offering, given prevailing market conditions;
•any adjustment necessary to recognize a lack of marketability of the common stock underlying the granted options;
•recent secondary stock sales and tender offers;
•the market performance of comparable publicly traded companies; and
•U.S. and global capital market conditions.

In addition, prior to the Company's IPO, the Board of Directors considered the independent valuations completed by a third-party valuation consultant. The valuations of the Company’s common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Subsequent to the IPO, the fair value of the common stock is the closing stock price of the Company's Class A common stock as reported on the Nasdaq Global Select Market.
Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. If a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or states that such an estimate cannot be made.
Fair Value of Financial Instruments
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurement or assumptions that market participants would use in pricing the assets or liabilities, such as inherent risk, transfer restrictions, and credit risk.

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•Level 1 inputs are based on quoted prices in active markets for identical assets or liabilities.
•Level 2 inputs are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 inputs are based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities, and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The Company’s material financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued expenses. The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values at June 30, 2020 and 2019, due to the short period of time to maturity or repayment.
Earnings (Loss) Per Share
The Company computes earnings (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred stock, restricted stock awards, and common stock issued upon early exercise of stock options are participating securities. The Company considers any shares issued upon early exercise of stock options, subject to repurchase, to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a cash dividend is declared on common stock. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net losses for the periods presented were not allocated to the Company’s participating securities.

Basic earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options, ESPP shares to be issued, and vesting of restricted stock awards. During the fiscal year ended June 30, 2019, the excess of the repurchase price of preferred stock over its carrying value (see Note 18) has been recorded as an increase to net loss to determine net loss attributable to common stockholders.
Use of Estimates
The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, the realizability of inventory, content costs for past use reserve, fair value measurements including common stock valuations, the incremental borrowing rate associated with lease liabilities, useful lives of property and equipment, product warranty, goodwill and finite-lived intangible assets, accounting for income taxes, stock-based compensation expense, transaction price estimates, the fair values of assets acquired and liabilities assumed in business combinations, contingent consideration, and commitments and contingencies. Actual results may differ from these estimates.
Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
ASU 2016-02
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases, which introduced and codified new lease accounting guidance under Accounting Standards Codification No. 842, Leases ("ASC 842"). ASC 842 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a lease payment liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The Company adopted this ASU and related amendments as of July 1, 2019 under the modified retrospective approach, whereby all prior periods continue to be reported under previous lease accounting guidance. The Company elected the package of practical expedients and, as permitted, the Company did not assess whether existing contracts are or contain leases, the lease classification for any existing leases, and identification of initial direct costs for any existing leases. In addition, the Company elected to apply the practical expedient that allows for the combination of lease and non-lease components. Adoption of the new standard resulted in the recognition of right-of-use assets and operating lease liabilities on the Company's consolidated balance sheet. In addition, the Company de-recognized a build-to-suit arrangement in accordance with the transition requirements, which resulted in an adjustment to retained earnings. The standard did not materially impact the Company's consolidated statements of operations and comprehensive loss. See Note 11 for further discussion of the Company's accounting for leases under ASC 842.

ASU 2017-04
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The standard is effective for public entities for annual or any interim goodwill impairment tests in annual reporting years beginning after December 15, 2019. For all other entities, including emerging growth companies, the standard is effective for annual or any interim goodwill impairment tests in annual reporting years beginning after December 15, 2021. Early adoption of this standard is permitted. The Company adopted this ASU on July 1, 2019. The standard did not materially impact the Company's consolidated financial statements.

ASU 2018-07
In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU on July 1, 2019. The standard did not materially impact the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Adopted
ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. This standard changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which may result in earlier recognition of allowances for losses, and require expected credit losses to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The Company has completed its assessment and adopted this standard on July 1, 2020. The standard did not materially impact the Company's consolidated financial statements.

ASU 2019-12
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which amends ASC Topic 740, Income Taxes. This ASU simplifies the accounting for income taxes by modifying the treatment of intraperiod tax allocation in certain circumstances, eliminating an exception to recognizing deferred tax liabilities for outside basis differences for foreign equity method investments and foreign subsidiaries when ownership or control changes, and modifying interim period tax calculations when a loss is forecast. In addition, this ASU also requires that enacted changes in tax laws or rates be included in the annual effective rate determination in the period that includes the enactment date and clarifies the tax accounting of a step up in tax basis of goodwill. The Company has completed its assessment and adopted this standard on July 1, 2020. The standard did not materially impact the Company's consolidated financial statements.

ASU 2020-04
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities' financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the potential impact of adopting this new accounting guidance, but does not expect the adoption of the standard to have a material impact on its consolidated financial statements.
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

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's revenue is reported net of sales returns and discounts, as a reduction of the transaction price. The Company estimates its liability for product returns based on historical return trends by product category, impact of seasonality, and an evaluation of current economic and market conditions and records the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

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

Connected Fitness Products
Connected Fitness Products include the Company’s Bike and Tread, related accessories, branded apparel, and extended warranty agreements. The Company recognizes Connected Fitness Product revenue net of sales returns and discounts when the product has been delivered to the customer, except for extended warranty revenue which is recognized over the warranty period. The Company allows customers to return products within thirty days of purchase, as stated in its return policy.

The Company records fees paid to third-party financing partners in connection with its consumer financing program as a reduction of revenue, as it considers such costs to be a customer sales incentive. The Company records payment processing fees for its credit card sales for Connected Fitness Products within Sales and marketing in the Company's consolidated statements of operations and comprehensive loss.

Subscription
The Company’s subscriptions provide unlimited access to content in its library of live and on-demand fitness classes. The Company’s subscriptions are offered on a month-to-month basis.

Amounts paid for subscription fees are included within customer deposits and deferred revenue and recognized ratably on a month-to-month basis. The Company records payment processing fees for its monthly subscription charges within cost of subscription revenue in the Company's consolidated statements of operations and comprehensive loss.

Sales tax collected from customers and remitted to governmental authorities is not included in revenue and is reflected as a liability on the balance sheet.

Product Warranty
The Company offers a standard product warranty that its Connected Fitness Products will operate under normal, non-commercial use for a period of one year from the date of original delivery. The Company has the obligation, at its option, to either repair or replace the defective product. At the time revenue is recognized, an estimate of future warranty costs, including costs associated with service of Connected Fitness Products outside of the warranty period, is recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices. The Company’s products are manufactured both in-house and by contract manufacturers, and in certain cases, the Company may have recourse to such contract manufacturers.
The Company also offers the option for customers in some markets to purchase a third-party extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Product for an additional period of 12 to 27 months.

Revenue and related fees paid to the third-party provider are recognized on a gross basis as the Company has a continuing obligation to perform over the service period. Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Product revenue in the consolidated statements of operations and comprehensive loss.
Disaggregation of Revenue
The Company's revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 19 under the heading "Segment Information".

The Company's revenue disaggregated by geographic region, were as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in millions)
North America (1)	$1,743.6	$897.9	$435.0
Rest of world (2)	82.3	17.1	—
Total revenue	$1,825.9	$915.0	$435.0
_________________________
(1) Consists of United States and Canada.
(2) Consists of United Kingdom and Germany.

The Company's revenue attributable to the United States represented 93%, 97%, and 100% of total revenue for the fiscal years ended June 30, 2020, 2019, and 2018, respectively.

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

As of June 30, 2020 and June 30, 2019, customer deposits of $341.5 million and $81.3 million, respectively, and deferred revenue of $22.1 million and $9.5 million, respectively, were included in customer deposits and deferred revenue on the Company's consolidated balance sheet.
In the fiscal years ended June 30, 2020 and 2019, the Company recognized $9.5 million and $2.9 million, respectively, of revenue that was included in the deferred revenue balance as of June 30, 2019 and 2018, respectively.

Exemptions and Elections
The Company applies the practical expedient as per ASC 606-10-50-14 and does not disclose information related to remaining performance obligations due to their original expected terms being one year or less.
The Company expenses sales commissions on its Connected Fitness Products when incurred because the amortization period would have been less than one year. These costs are recorded in selling and marketing expense.
4. Investments in Marketable Securities
The following table summarizes the Company's investments in marketable securities:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate bonds	$397.7	$2.1	$(0.2)	$399.6
U.S. treasury securities	300.5	1.9	—	302.4
Commercial paper	17.4	—	—	17.4
Certificate of deposits	38.6	0.1	—	38.7
	$754.2	$4.1	$(0.2)	$758.1
Less: Restricted marketable securities (1)				$38.5
Total marketable securities				$719.5
_________________________
(1) The Company is required to pledge or otherwise restrict a portion of cash, cash equivalents, and marketable securities as collateral for standby letters of credit. The Company classifies cash, cash equivalents, and marketable securities with use restrictions of less than twelve months as "Prepaid expenses and other current assets" and of twelve months or longer as non-current "Other assets" on its consolidated balance sheets.

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Commercial paper	$97.6	$—	$—	$97.6
Corporate bonds	61.9	0.1	—	62.0
Certificate of deposits	34.8	—	—	34.8
U.S. treasury securities	29.7	0.1	—	29.8
Total marketable securities (1)	$224.1	$0.2	$—	$224.3
_________________________
(1) Includes $8.3 million included within cash and cash equivalents
5. Fair Value Measurements
The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Marketable securities:	$758.1	$—	$—	$758.1
Cost-method investments	—	—	0.7	0.7
Total	$758.1	$—	$0.7	$758.8

Liabilities
Other current liabilities:
Contingent consideration	$—	$—	$2.5	$2.5
Other non-current liabilities:
Contingent consideration	—	—	4.6	4.6
Total	$—	$—	$7.1	$7.1

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Marketable securities (1)	$224.3	$—	$—	$224.3
Cost-method investments	—	—	0.6	0.6
Total	$224.3	$—	$0.6	$224.9
_________________________
(1) Includes $8.3 million included in cash and cash equivalents.

Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. All investments classified as available-for-sale are recorded at fair value within marketable securities in the consolidated balance sheets. The Company’s investments classified as Level 1 are based on quoted prices that are available in active markets.
The contingent consideration represents the estimated fair value of cash consideration payable in connection with a recent acquisition that is contingent upon the achievement of certain performance milestones. The Company estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of risk associated with the obligation, which are considered to be Level 3 inputs. The fair value of the contingent consideration arrangement is sensitive to change in the expected achievement of the applicable milestones and changes in discount rate. The Company remeasures the fair value of the contingent consideration arrangement each reporting period, including the accretion of the discount, if applicable, and changes are recognized in general and administrative expense in the consolidated statements of operations and comprehensive loss. See Note 7 for further discussion of the Company's accounting for the contingent consideration.
6. Inventory

Inventories were as follows:

	As of June 30,
	2020	2019
	(in millions)
Raw materials	$17.8	$—
Work-in-process	4.6	—
Finished products	232.5	152.0
Total inventories	254.9	152.0
Less: Reserves	(10.5)	(15.4)
Total inventories, net	$244.5	$136.6

7. Acquisition of Tonic Fitness Technology
In October 2019, the Company completed its previously announced acquisition of Tonic Fitness Technology ("Tonic"), a manufacturing company located in Taiwan, for a purchase price of approximately $45.0 million, net of cash acquired, which was paid in cash. On the acquisition date, Tonic became a wholly-owned subsidiary of the Company. The Company acquired Tonic in order to have more control over its supply chain and to help the Company scale its production. The Company agreed to pay consideration if certain future production milestones are met over the next four years. This contingent consideration was recorded as an earn-out liability on the consolidated balance sheets at its fair value of $6.8 million and is included within the purchase price. The maximum payout of this contingent consideration is $7.5 million.
The operating results of Tonic have been included in the Company's consolidated statements of operations and comprehensive loss since the acquisition date. Actual and pro forma revenue and results of operations for the acquisition have not been presented because they do not have a material impact to the consolidated revenue and results of operations, either individually or in the aggregate.
The Company recognized $0.3 million of acquisition-related costs that were expensed as incurred during the fiscal year ended June 30, 2020. These costs are included in general and administrative expense in the consolidated statements of operations and comprehensive loss.
Purchase Price Allocation
The acquisition was accounted for under the acquisition method. The following table summarizes the final determination of the fair values of assets acquired and liabilities assumed at the closing date:

As of October 16, 2019
(in millions)
Inventory	$11.8
Other current assets	29.1
Property and equipment	20.4
Goodwill	32.3
Other assets	2.2
Total assets	$95.7
Current liabilities	(49.9)
Other liabilities	(0.8)
Total liabilities	$(50.7)
Net assets acquired	$45.0

The purchase price allocation resulted in the recognition of $32.3 million of goodwill, net of any foreign exchange rate impact. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including an experienced workforce and expected future synergies. The Company allocated the goodwill to its Connected Fitness Products reporting segment. None of the goodwill is expected to be deductible for tax purposes.
8. Property and Equipment
Property and Equipment consisted of the following:

	As of June 30,
	2020	2019
	(in millions)
Land	$7.1	$—
Buildings(1)	9.2	149.3
Leasehold Improvements	115.4	47.6
Equipment	35.1	14.9
Furniture and Fixtures	9.8	7.5
Software	32.7	16.0
Construction in Progress	97.1	40.1
Total property and equipment	306.2	275.4
Accumulated depreciation and amortization	(64.0)	(25.6)
Total property and equipment, net	$242.3	$249.7
_________________________
(1) Includes zero and $147.1 for the years ended June 30, 2020 and 2019, respectively, for the Company's build-to-suit asset.
As of June 30, 2020, 79% and 11% the Company's total property and equipment, net was attributable to the United States and the United Kingdom, respectively. As of June 30, 2019, 97% of the Company's total property and equipment, net was attributable to the United States. No other country represented more than 10% of the total property and equipment, net as of those periods.

The estimated useful lives of property and equipment are as follows:

Buildings	20 years
Leasehold Improvements	Shorter of remaining lease term or useful life
Equipment	Three to five years
Furniture and Fixtures	Two to ten years
Software	Two to three years

In November 2018, the Company entered into a lease agreement for office space for its new corporate headquarters where the Company was considered, for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. As a result of the adoption of ASC 842 on July 1, 2019, the Company de-recognized all build-to-suit lease assets. Refer to Note 2, Summary of Significant Accounting Policies for further information.

Depreciation and amortization expense amounted to $35.1 million, $16.7 million, and $6.3 million for the fiscal years ended June 30, 2020, 2019, and 2018, respectively, of which $6.8 million, $3.3 million, and $1.2 million related to amortization of capitalized software costs for the fiscal years ended June 30, 2020, 2019, and 2018, respectively.
9. Goodwill and Intangible Assets

The changes in the carrying value of goodwill are as follows:

Amount
(in millions)
June 30, 2018	$4.2
Acquisition	0.1
June 30, 2019	4.3
Acquisition	32.3
Foreign currency translation	2.6
June 30, 2020	$39.1

The gross carrying amount and accumulated amortization of the Company's intangible assets, net, as of June 30, 2020 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Acquired developed technology	$24.8	$10.3	$14.5	3.0
Definite-lived intangibles	1.6	0.1	1.5	4.7
Total intangible assets	$26.4	$10.4	$16.0

The gross carrying amount and accumulated amortization of the Company's intangible assets, net, as of June 30, 2019 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Acquired developed technology	$24.8	$5.3	$19.5	4.0

The Company recognized intangible asset amortization in the consolidated statements of operations in the amount of $5.1 million, $5.0 million, and $0.3 million for the fiscal years ended June 30, 2020, 2019, and 2018, respectively.

As of June 30, 2020, estimated amortization related to the Company's identifiable acquisition-related intangible assets in future periods were as follows:

Fiscal Year Ending June 30,	Amount
(in millions)
2021	$5.3
2022	5.3
2023	4.9
2024	0.3
2025	0.2
Total	$16.0

10. Accrued Expenses
Accrued expenses consisted of the following:

	Fiscal Year Ended June 30,
	2020	2019
	(in millions)
Inventory received but not billed	$88.6	$12.8
Accrued music licensing royalties	37.9	25.8
Employee-related liabilities	35.1	9.7
Accrued marketing	5.8	19.3
Other	58.5	36.8
Total accrued expenses	$225.9	$104.5

11. Leases

The Company leases facilities under operating leases with various expiration dates through 2039. The Company leases space for its corporate headquarters and the operation of its production studio facilities, showrooms, distribution facilities, warehouses, factories, and other office spaces.
Right-of-use assets and lease liabilities are established on the consolidated balance sheets for leases with an expected term greater than one year. As the rate implicit in the lease is not determinable, the Company uses its secured incremental borrowing rate to determine the present value of the lease payments.

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the term of the lease. The Company has elected to not separate lease and non-lease components.
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
As of June 30, 2020, the total remaining lease payments included in the measurement of lease liabilities for operating leases were as follows:

Fiscal Year Ending June 30,	Future Minimum Payments
(in millions)
2021(1)	$48.1
2022(2)	55.2
2023	68.0
2024	64.4
2025	59.2
Thereafter	522.3
Total	$817.3
_________________________
(1) Includes $22.8 million in tenant improvement receivable.
(2) Includes $13.3 million in tenant improvement receivable.

Supplemental information related to leases was as follows:

Reconciliation of Lease Liabilities	As of June 30, 2020
(dollars in millions)
Weighted-average remaining lease term (years)	12.7
Weighted-average discount rate	5.84%
Total Undiscounted Lease Liability	$817.3
Less: Imputed interest	(272.1)
Total Discounted Lease Liability	$545.1
Current portion of lease liability	$36.9
Non-current portion of lease liability	$508.2

Supplemental cash flow and other information related to leases was as follows:

Cash Paid For Amounts Included In Measurement of Liabilities	Fiscal Year Ended June 30, 2020
(in millions)
Operating cash flows from operating leases	$45.2

Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	$356.2

Total operating lease expense was $89.9 million for the fiscal year ended June 30, 2020, of which $11.8 million was attributable to variable lease expense and $1.7 million was attributable to short-term lease expense. During the years ended June 30, 2019 and 2018, rent expense was $35.8 million and $15.1 million, respectively.
12. Debt and Financing Arrangements
Amended and Restated Credit Agreement
In 2019 the Company entered into an amended and restated loan and security agreement (“Amended Credit Agreement”) the Amended Credit Agreement provides for a $250.0 million secured revolving credit facility, including up to the lesser of $150.0 million and the aggregate unused amount of the facility for the issuance of letters of credit. Interest on the Amended Credit Agreement is paid based on LIBOR plus 2.75% or an Alternative Base Rate plus 1.75%. The Company is required to pay an annual commitment fee of 0.375% on a quarterly basis based on the unused portion of the revolving credit facility.

The Company incurred total commitment fees of $0.9 million, $0.3 million and $0.2 million during the fiscal years ended June 30, 2020, 2019 and 2018, respectively, which are included in interest expense in the consolidated statements of operations and comprehensive loss.

The outstanding balance, if any, is payable in full in June 2024. As of June 30, 2020, the Company has not drawn on the credit facility and did not have outstanding borrowings under the Amended Credit Agreement.
In connection with the execution of the Amended Credit Agreement, the Company incurred debt issuance costs of $0.9 million, which are capitalized and presented as other assets on the Company's consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Amended Credit Agreement.
The Company has the option to repay its borrowings under the Amended Credit Agreement without premium or penalty prior to maturity. The Amended Credit Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare cash dividends in the entirety or make certain other distributions, and undergo a merger or consolidation or certain other transactions. The Amended Credit Agreement also contains certain financial condition covenants, including maintaining a total level of liquidity of not less than $125.0 million and maintaining certain minimum total revenue ranging from $725.0 million to $1,985.0 million depending on the applicable date of determination. As of June 30, 2020, the Company was in compliance with the covenants under the Amended Credit Agreement. At June 30, 2020, the Company was contingently liable for approximately $4.8 million in standby letters of credit as security for an operating lease obligation.
13. Commitments and Contingencies
Commitments
The Company is subject to minimum guarantee royalty payments associated under certain music license agreements.

The following represents the Company's minimum annual guarantee payments under music license agreements for the next three years:

Future Minimum Payments
(in millions)
2021	$26.9
2022	13.5
2023	3.2
2024	0.7
Total	$44.3

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

Prior to the execution of go-forward music license agreements, the Company estimates and records expenses inclusive of estimated content costs for past use as well as normal and recurring music royalty expenses. During the fiscal years ended June 30, 2020, 2019 and 2018, the Company recorded content costs for past use and estimates for normal and recurring royalty expense of $18.7 million, $19.3 million and $15.5 million, respectively. The Company includes both of these components in its reserve. As of June 30, 2020 and 2019, the Company recorded reserves of $25.1 million and $18.9 million, respectively, included in accrued expenses in the accompanying consolidated balance sheets.

Legal Proceedings
The Company is, or may become, a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages, such as litigation that centers around intellectual property claims. Accordingly, except as discussed below, it is not possible to determine the probability of loss or estimate damages, and therefore, the Company has not established reserves for any of these proceedings. When the Company determines that a loss is both probable and reasonably estimable, the Company records a liability, and, if the liability is material, discloses the amount of the liability reserved. The Company does not believe that the outcome of any existing legal or regulatory proceeding to which it is a party, either individually or in the aggregate, will have a material adverse effect on its results of operations, financial condition or cash flows.

Downtown Music Publishing, LLC et. al. v. Peloton Interactive, Inc.
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

Other
On January 30, 2020, the Company entered into a confidential settlement agreement with Flywheel Sports, Inc. (“Flywheel”) pursuant to which the Company and Flywheel agreed, among other things, to withdraw, and seek dismissal and termination of, a series of ongoing patent litigation matters between the parties.

During the fiscal years ended June 30, 2020, 2019 and 2018, the Company recognized $60.1 million, $12.1 million and $1.5 million, respectively, for litigation and settlement expenses.
14. Stockholders' Equity (Deficit)
Common Stock
In August 2019, the Company implemented a dual class common stock structure by reclassifying all existing shares of common stock into Class B common stock and authorizing a new class of common stock, the Class A common stock. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to twenty votes per share. The Class A and Class B common stock have the same dividend and liquidation rights, and the Class B common stock converts to Class A common stock at any time at the option of the holder, or automatically upon the date that is the earliest of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) 10 years from the closing date of the IPO, and (iii) the date that the total number of shares of Class B common stock outstanding cease to represent at least 1% of all outstanding shares of the Company's common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, except for certain transfers described in the Company's restated certificate of incorporation. Upon the creation of the dual class common stock structure, all outstanding options and the warrant to purchase common stock became options and a warrant, respectively, to purchase an equivalent number of shares of Class B common stock.

The Board of Directors authorized the issuance of Class A common stock and Class B common stock, each with a par value of $0.000025 per share. As of June 30, 2020, there were 2,500,000,000 shares of Class A common stock and 2,500,000,000 shares of Class B common stock authorized and 237,518,574 shares of Class A common stock and 50,538,538 shares of Class B common stock outstanding.

Redeemable Convertible Preferred Stock
In September 2019, upon the closing of the Company's IPO, all outstanding shares of redeemable convertible preferred stock were automatically converted into an aggregate of 210,640,629 shares of Class B common stock.

Preferred Stock
Effective September 2019, the Board of Directors authorized the issuance of undesignated preferred stock, with a par value of $0.000025 per share. As of June 30, 2020, there were 50,000,000 shares of preferred stock authorized and zero shares of preferred stock outstanding.
15. Equity-Based Compensation

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

Stock Options
The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2019	64,602,124	$6.71	8.6	$972.0
Granted	12,086,466	$27.11
Exercised	(7,815,137)	$4.12
Forfeited	(2,054,593)	$11.01
Outstanding — June 30, 2020	66,818,860	$10.57	8.0	$3,153.6
Vested and Exercisable— June 30, 2020	27,144,270	$4.70	6.9	$1,440.5

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested - June 30, 2019	46,078,443	$4.89
Granted	12,086,466	$12.17
Early exercised unvested	(113,688)	$3.94
Vested	(16,335,310)	$4.10
Forfeited	(2,041,321)	$5.33
Unvested - June 30, 2020	39,674,590	$7.41

The aggregate intrinsic value of options outstanding, vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2020. Prior to the IPO, the fair value of the Company's common stock was determined by the Board of Directors. After the IPO, the fair value of the common stock is the closing stock price of the Company's Class A common stock as reported on the Nasdaq Global Select Market.

As part of the 2015 Plan and 2019 Plan (the "Plans"), the Company issued options to certain key management that vest upon the achievement of certain performance milestones. During the fiscal years ended June 30, 2020, 2019, and 2018, the Company recorded stock-based compensation expense related to the performance based options of $5.2 million, $0.8 million and zero, respectively.

For the fiscal years ended June 30, 2020, 2019 and 2018, the weighted-average grant date fair value per option was $12.17, $6.71, and $1.67 respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	Fiscal Year Ended June 30,
	2020	2019	2018
Weighted average risk-free interest rate (1)	1.1%	2.5%	2.4%
Weighted average expected term (in years)	6.2	6.3	6.3
Weighted average expected volatility (2)	44.9%	45.0%	55.2%
Expected dividend yield	—	—	—
____________________________
(1) Based on U.S. Treasury seven-year constant maturity interest rate whose term is consistent with the expected term of the option.
(2) Expected volatility is based on an analysis of comparable public company volatilities and adjusted for the Company’s stage of development.

During the year ended June 30, 2020, the holder of a warrant to purchase 240,000 shares of the Company's Class B common stock net exercised the warrant into 238,253 shares of Class B common stock at an exercise price of $0.19 per share. As of June 30, 2020, there were no outstanding warrants.

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2019	—	$—
Granted	706,825	$32.02
Vested and converted to common stock	(90,712)	$31.99
Outstanding — June 30, 2020	616,113	$32.02

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

Unless otherwise determined by the Board of Directors, each offering period will consist of four six-month purchase periods, provided that the initial offering period commenced on the Effective Date and will end on August 31, 2021, and the initial purchase period ended February 28, 2020. Thereafter, each offering period and each purchase period will commence on September 1 and March 1 and end on August 31 and February 28 of each two-year period or each six-month period, respectively, subject to a reset provision. If the closing stock price on the first day of an offering period is higher than the closing stock price on the last day of any applicable purchase period, participants will be withdrawn from the ongoing offering period immediately following the purchase of ESPP shares on the purchase date and would automatically be enrolled in the subsequent offering period ("ESPP reset"), resulting in a modification under ASC 718.

Unless otherwise determined by the Board of Directors, the purchase price for each share of Class A common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period or the fair market value per share on the last trading day of the applicable purchase period. There was an ESPP reset during the year ended June 30, 2020 that resulted in a total modification charge of $2.5 million, which is recognized over the new two-year offering period ending February 28, 2022.

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods included weighted average expected terms of 1.1 years, weighted average expected volatility of

54.8%, and weighted average risk-free rate of 1.5% for the fiscal year ended June 30, 2020. The expected term assumptions were based on each offering period's respective purchase date. Since the Company does not have a historical trading history of its stock, the expected volatility was derived from the average historical stock volatilities of several unrelated public companies that the Company considers to be comparable to its business over a period equivalent to the expected terms. The risk-free rate assumptions were based on the U.S. treasury yield curve in effect at the time of the grants. The dividend yield assumption was zero as the Company has not historically paid any dividends and does not expect to declare or pay dividends in the foreseeable future.

During the fiscal year ended June 30, 2020, the Company recorded stock-based compensation expense associated with the ESPP of $3.3 million.

During the fiscal year ended June 30, 2020, employees purchased approximately 162,639 shares of Class A common stock, under the ESPP, at a weighted-average price of $22.69. As of June 30, 2020, total unrecognized compensation cost related to the ESPP was $8.6 million, which will be amortized over a weighted-average remaining period of 1.7 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in millions)
Cost of revenue
Connected Fitness Products	$3.2	$0.3	$—
Subscription	7.5	3.2	0.5
Total cost of revenue	10.7	3.5	0.5
Sales and marketing	15.3	8.4	0.7
General and administrative	52.4	70.5	6.5
Research and development	10.4	7.1	0.8
Total stock-based compensation expense	$88.8	$89.5	$8.5

During the year ended June 30, 2019, the Company recorded a one-time stock-based compensation charge of $61.7 million related to a tender offer completed by the Company in August 2018 to purchase outstanding shares of common stock and preferred stock.

As of June 30, 2020, the Company had $291.1 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 3.3 years.
16. Concentration of Credit Risk and Major Customers and Vendors
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high-quality financial institutions, the compositions and maturities of which are regularly monitored by management.

For the fiscal years ended June 30, 2020, 2019, and 2018, there were no customers representing greater than 10% of the Company’s total revenue.

The Company’s top four vendors accounted for approximately 61% and 91% of total finished goods purchased for the fiscal years ended June 30, 2020 and 2019, respectively.

The Company’s top three vendors accounted for approximately 91% of total finished goods purchases for the fiscal year ended June 30, 2018.
17. Income Taxes
The components of loss before income taxes are as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
United States	$(15.6)	$(164.4)	$(47.0)
Foreign	(52.8)	(31.2)	(0.8)
Loss from operations before income taxes	$(68.4)	$(195.6)	$(47.8)

The components of income tax expense/(benefit) are as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	1.2	0.1	0.1
Foreign	3.0	0.3	—
	4.2	0.4	0.1
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(0.9)	(0.3)	—
	(0.9)	(0.3)	—
Total	$3.3	$0.1	$0.1

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
Federal income tax rate	21.0%	21.0%	28.1%
Permanent differences	(1.8)	(4.2)	(1.0)
Share based compensation	34.2	—	—
Return to provision	(3.8)	(0.4)	—
Effects of rates different than statutory	—	(0.3)	—
State and local income taxes, net of federal benefit	8.6	3.0	4.5
Franchise tax	(1.2)	—	(0.1)
Change in valuation allowance	(65.6)	(21.0)	3.7
Rate change	(0.5)	(0.4)	(39.3)
Federal credits	4.4	2.3	4.0
Other	(0.1)	—	—
Effective income tax rate	(4.8)%	—%	(0.1)%

The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2020 are due to the change in valuation allowance and permanent differences related to stock compensation. The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2019 are due to the change in valuation allowance and permanent differences related to stock compensation. The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2018 are due to the rate change on deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act (“Act”), partially offset by state and local taxes and federal tax credits.

On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law in the United States. The CARES Act and related notices include several significant provisions. The Company does not currently expect the CARES Act to have a material impact on its financial results, including the Company's effective tax rate. The Company will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on its business and financial results.

On December 22, 2017, the Act was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of foreign earnings, and numerous domestic and international-related provisions effective in 2018. The Company has estimated its provision for income taxes specifically related to the reduction of the federal corporate tax rate in accordance with the Act and guidance available as of the date of this filing and as a result has recorded $18.0 million of income tax expense, which was offset by a corresponding adjustment for the same amount to the Company’s valuation allowance, for the fiscal year ended June 30, 2018.

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of GAAP in situations when a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. For the fiscal year ended June 30, 2018, the Company recorded $18.0 million of the income tax expense in connection with the re-measurement of certain deferred tax assets and liabilities. As of June 30, 2019, the Company has completed the accounting for all the impacts of the Act with no material changes to the provisional estimate recorded in the prior period.

As of June 30, 2020 and June 30, 2019, the Company’s deferred tax assets were primarily the result of U.S. federal and state net operating losses (“NOLs”), deferred revenue, research and development tax credits, non-qualified stock options, and accrued litigation reserves. A valuation allowance was maintained on substantially all worldwide gross deferred tax asset balances as of June 30, 2020 and 2019. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. The recognition of deferred tax assets was based on the evaluation of current and estimated future profitability of the operations, reversal of deferred tax liabilities and the likelihood of utilizing tax credit and/or loss carryforwards. As of June 30, 2020 and June 30, 2019, the Company continued to maintain that it is not at the more likely than not standard, wherein deferred taxes will be realized in the United States and United Kingdom due to the recent history of losses and management’s expectation of continued tax losses.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended June 30,
	2020	2019
	(in millions)
Deferred tax assets:
Net operating loss	$63.9	$34.4
Accruals and reserves	13.7	10.0
R&D credit	9.2	7.7
Accrued legal and professional fees	5.3	4.8
Non-qualified stock options	20.8	8.8
Restricted stock options	2.5	—
Deferred rent	—	2.9
Property and equipment	—	0.2
Intangible amortization	—	0.9
Inventory capitalization	8.8	5.0
Lease liability	129.6	—
Deferred revenue	8.4	10.4
Tenant Improvement Allowance	—	2.9
Other	1.1	0.6
Total deferred tax assets:	263.3	88.5
Valuation allowance	(128.5)	(86.9)
Deferred tax liabilities:
Prepaid Expenses	(3.1)	(1.4)
Property and equipment	(10.6)	—
Intangible amortization	(2.1)	—
Right-of-use assets	(116.4)	—
Other	(1.0)	—
Total deferred tax liabilities:	(133.2)	(1.4)
Deferred tax assets, net	$1.6	$0.3

As of June 30, 2020 and 2019, the Company had federal NOLs of approximately $191.1 million and $112.6 million, respectively, of which $59.3 million will begin to expire in 2036 and the remainder will be carried forward indefinitely. The Company has undergone three ownership changes on November 30, 2015, April 18, 2017, and February 24, 2020 and its NOLs are subject to a Section 382 limitation. The total NOLs subject to a 382 limitation are $169.0 million and $72.3 million as of June 30, 2020 and June 30, 2019. The resulting Section 382 limitations are large enough to avail the Section 382 limited NOLs by June 30, 2022. As of June 30, 2020 and 2019, the Company had state NOLs of approximately $99.6 million and $95.8 million, respectively, which will begin to expire at various dates beginning in 2021 if not utilized. As of June 30, 2020 and 2019, the Company had foreign NOLs of approximately $94.2 million and $26.7 million, respectively, generated from its operations in the United

Kingdom, which will be carried forward indefinitely. As of June 30, 2020 and 2019, the Company had $9.2 million and $7.7 million, respectively, of U.S. research and development credit carryovers that will begin to expire in 2036.
As of June 30, 2020, the Company did not have material undistributed foreign earnings. The Company has not recorded a deferred tax liability for foreign withholding or other foreign local tax on the undistributed earnings from the Company’s international subsidiaries as such earnings are considered to be indefinitely reinvested.

The Company accounts for uncertainty in income taxes using a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate audit settlement. As of June 30, 2020 and 2019, the Company has not recognized any uncertain tax positions.

The Company is subject to taxation in the United States, various state and local jurisdictions, as well as foreign jurisdictions including Canada, Germany, Taiwan, and the United Kingdom. During the year ended June 30, 2020, the Company closed a U.S. IRS audit for the year ended February 25, 2018 with no assessments or adjustments. The tax years ended June 30, 2019, June 30, 2018, February 25, 2018, and February 26, 2017 remain open to examination by tax authorities in various jurisdictions. As of June 30, 2020, there are no income tax audits in process.
18. Loss Per Share
The computation of loss per share is as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in millions)
Basic loss per share:
Net loss	$(71.6)	$(195.6)	$(47.9)
Less: Premium on repurchase of convertible preferred stock	—	(50.1)	—
Net loss attributable to common stockholders	$(71.6)	$(245.7)	$(47.9)
Shares used in computation:
Weighted-average common shares outstanding	220,952,237	22,911,764	21,934,228
Basic loss per share	$(0.32)	$(10.72)	$(2.18)

Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year Ended June 30,
	2020	2019	2018
Stock options	41,476,591	20,609,654	12,890,826
Restricted stock and restricted stock units	41,855	—	—
Shares estimated to be purchased under ESPP	66,019	—	—
Warrants	—	234,527	224,903
Redeemable convertible preferred stock	—	210,640,629	176,313,468

19. Segment Information
The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company has two reportable segments: Connected Fitness Products and Subscription. Segment information is presented in the same manner that the CODM reviews the operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for both of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. Historically, the Company reported gross margin for three segments: Connected Fitness Products, Subscription and Other, which was reflective of how the Company’s CODM reviewed financial information for purposes of making operating decisions, assessing financial performance and allocating resources. Effective in the fourth quarter of fiscal 2020, following the Company's annual strategy setting and budgeting process, the CODM changed how they assess performance and allocate resources. The Company revised prior comparative periods to conform to the current period segment presentation.

No operating segments have been aggregated to form the reportable segments. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis and, accordingly, the Company does not report asset information by segment.

The Connected Fitness Product segment derives revenue from sale of the Bike, Tread and related accessories, delivery and installation services, branded apparel, and extended warranty agreements. The Subscription segment derives revenue from monthly Subscription fees. There are no internal revenue transactions between the Company’s segments.

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in millions)
Connected Fitness Products:
Revenue	$1,462.2	$733.9	$354.7
Cost of revenue	833.5	427.8	199.9
Gross profit	$628.8	$306.2	$154.9
Subscription:
Revenue	$363.7	$181.1	$80.3
Cost of revenue	155.7	103.7	45.5
Gross profit	$208.0	$77.4	$34.7
Consolidated:
Revenue	$1,825.9	$915.0	$435.0
Cost of revenue	989.1	531.4	245.4
Gross profit	$836.7	$383.6	$189.6

Reconciliation of Gross Profit
Operating expenditures, interest (income) and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable segment gross profit to consolidated loss before tax is as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in millions)
Segment Gross Profit	$836.7	$383.6	$189.6
Sales and marketing	(477.0)	(324.0)	(151.4)
General and administrative	(351.6)	(207.0)	(62.4)
Research and development	(89.0)	(54.8)	(23.4)
Total other income (expense), net	12.4	6.7	(0.3)
Loss before provision for income taxes	$(68.4)	$(195.6)	$(47.8)

20. Quarterly Financial Data (unaudited)
Selected summarized quarterly financial information for the fiscal years ended June 30, 2020 and 2019 was as follows:

	Year ended	Three months ended
	Jun. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019
		(in millions)
Total revenue	$1,825.9	$607.1	$524.6	$466.3	$228.0
Gross profit	836.7	288.8	245.8	197.1	105.1
Income (loss) from operations (1)	(80.8)	90.0	(58.4)	(61.5)	(50.9)
Net income (loss)	(71.6)	89.1	(55.6)	(55.4)	(49.8)
Net income (loss) per share attributable to common stockholders, basic (2)	$(0.32)	$0.31	$(0.20)	$(0.20)	$(1.29)
Net income (loss) per share attributable to common stockholders, diluted (2)	$(0.32)	$0.27	$(0.20)	$(0.20)	$(1.29)
_________________________

(1) Net income from operations for the three months ended June 30, 2020, reflects strong demand due to the ongoing COVID-19 pandemic coupled with the pause on the majority of marketing spend.
(2) The sum of the income (loss) per share for the four quarters may differ from annual income (loss) per share due to the required method of computing the weighted average shares in interim periods.

	Year ended	Three months ended
	Jun. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018
		(in millions)
Total revenue	$915.0	$223.3	$316.7	$262.9	$112.1
Gross profit	383.6	100.1	120.6	111.3	51.5
(Loss) from operations	(202.3)	(49.4)	(41.4)	(56.0)	(55.6)
Net (loss)	(195.6)	(47.4)	(38.6)	(55.1)	(54.5)
Net (loss) per share attributable to common stockholders, basic and diluted (1)	$(10.72)	$(2.07)	$(1.76)	$(4.83)	$(2.18)
_________________________
(1) The sum of the income (loss) per share for the four quarters may differ from annual income (loss) per share due to the required method of computing the weighted average shares in interim periods.
21. Subsequent Events
Restricted Stock Unit and Option Grants
Following June 30, 2020, the Board of Directors approved $95.0 million in value of equity awards consisting of a combination of restricted stock units for the shares of the Company's Class A common stock and stock options to purchase shares of the Company's Class A common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

Remediation of Material Weakness
In connection with our audit of the fiscal year 2018 consolidated financial statements, we and our independent registered public accounting firm determined that we had material weaknesses in our internal control over financial reporting. These material weaknesses primarily pertained to IT general controls, controls to address segregation of certain accounting duties, timely reconciliation and analysis of certain key accounts and the review of journal entries.

During the year ended June 30, 2020, we implemented enhanced procedures to remediate the deficiencies in our internal control over financial reporting that resulted in material weaknesses. Specific remedial actions undertaken by management included, without limitation:

•implementation of IT general controls to manage access and program changes within our IT environment;
•the hiring of additional accounting and finance resources with public company experience;
•implementation of additional review controls and processes and requiring timely account reconciliations and analyses;
•implementation of processes and controls to better identify and manage segregation of duties risks; and
•implementation of journal entry approval workflow within our key financial system

We have completed execution of our remediation plan and successfully remediated the material weakness in internal control over financial reporting described above as of June 30, 2020.

Management's Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies.

Changes in Internal Control over Financial Reporting
Except for the remediation measures described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information
None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2020, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2020, and is incorporated herein by reference.
Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2020, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2020, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2020, and is incorporated herein by reference.
Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8, of this Annual Report on Form 10-K.

2.Financial Statement Schedules

All financial statement schedules have been omitted because they are not required or are not applicable, or the required information is shown in our consolidated financial statements or the notes thereto.

3.Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-39058	3.1	November 6, 2019
3.2	Amended and Restated Bylaws	8-K	001-39058	3.1	April 27, 2020
4.1	Form of Class A common stock certificate	S-1/A	333-233482	4.1	September 10, 2019
4.2	Fourth Amended and Restated Investors’ Rights Agreement by and between the Registrant and certain security holders of the Registrant, dated April 5, 2019	S-1	333-233482	4.2	August 27, 2019
4.3	Description of Class A Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.					X

10.1	Form of Indemnification Agreement by and between Peloton and each of its directors and executive officers.	S-1	333-233482	10.1	August 27, 2019
10.2†	2015 Stock Plan and forms of award agreements thereunder	S-1	333-233482	10.2	August 27, 2019
10.3†	2019 Equity Incentive Plan and forms of award agreements thereunder	S-1/A	333-233482	10.3	September 10, 2019
10.4†	2019 Employee Stock Purchase Plan and form of subscription agreement thereunder	S-8	333-233941	4.8	September 26, 2019
10.5†	Offer Letter by and between John Foley and the Registrant, dated September 9, 2019	S-1/A	333-233482	10.5	September 10, 2019
10.6†	Offer Letter by and between William Lynch and the Registrant, dated January 28, 2017	S-1/A	333-233482	10.6	September 10, 2019
10.7†	Offer Letter by and between Jill Woodworth and the Registrant, dated December 8, 2017	S-1/A	333-233482	10.7	September 10, 2019
10.8†	Offer Letter by and between Thomas Cortese and the Registrant, dated February 6, 2017					X
10.9†	Severance and Change in Control Plan and form of participation agreement thereunder					X
10.10	Agreement of Lease by and between the Registrant and Maple West 25th Owner, LLC, dated November 11, 2015, as amended.	S-1/A	333-233482	10.9	September 10, 2019
10.11	Agreement of Lease by and between the Registrant and CBP 441 Ninth Avenue Owner LLC, dated November 16, 2018.	S-1/A	333-233482	10.10	September 10, 2019
10.12	Amended and Restated Loan and Security Agreement by and between the Registrant and the Lenders party thereto, JP Morgan Chase Bank, Bank of America, N.A., Barclays Bank PLC, Goldman Sachs Lending Partners LLC, and Silicon Valley Bank, dated June 20, 2019.	S-1	333-233482	10.11	August 27, 2019
21.1	List of Subsidiaries	S-1	333-233482	21.1	August 27, 2019
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					X
24.1	Power of Attorney (reference is made to the signature page hereto)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	X

† Indicates a management or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PELOTON INTERACTIVE, INC.
Date: September 10, 2020	By:	/s/ John Foley
John Foley Chief Executive Officer (Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John Foley, Jill Woodworth, and Allen Klingsick and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ John Foley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 10, 2020
John Foley

By:	/s/ Jill Woodworth	Chief Financial Officer (Principal Financial Officer)	September 10, 2020
Jill Woodworth

By:	/s/ Allen Klingsick	Chief Accounting Officer (Principal Accounting Officer)	September 10, 2020
Allen Klingsick

By:	/s/ Erik Blachford	Director	September 10, 2020
Erik Blachford

By:	/s/ Karen Boone	Director	September 10, 2020
Karen Boone

By:	/s/ Jon Callaghan	Director	September 10, 2020
Jon Callaghan

By:	/s/ Howard Draft	Director	September 10, 2020
Howard Draft

By:	/s/ Jay Hoag	Director	September 10, 2020
Jay Hoag

By:	/s/ William Lynch	Director	September 10, 2020
William Lynch

By:	/s/ Pamela Thomas-Graham	Director	September 10, 2020
Pamela Thomas-Graham