Form 10-Q
period 2020-09-30
PELOTON INTERACTIVE, INC.
filed 2020-11-06
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of October 30, 2020, the number of shares of the registrant's Class A common stock outstanding was 255,512,826 and the number of shares of the registrant's Class B common stock outstanding was 37,019,599.

	TABLE OF CONTENTS
		Page

	Special Note Regarding Forward Looking Statements	3

	Part I. Financial Information
Item 1	Financial Statements	5
	Condensed Consolidated Balance Sheets as of September 30, 2020 and June 30, 2020 (unaudited)	5
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2020 and 2019 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2020 and 2019 (unaudited)	7
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three Months Ended September 30, 2020 and 2019 (unaudited)	8
	Notes to Condensed Consolidated Financial statements (unaudited)	9
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4	Controls and Procedures	35

	Part II. Other Information
Item 1	Legal Proceedings	36
Item 1A	Risk Factors	36
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 6	Exhibits	60

SIGNATURES		61

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

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

In this Quarterly Report on Form 10-Q, the words "we," "us," "our" and "Peloton" refer to Peloton Interactive, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	September 30,	June 30,
	2020	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,430.5	$1,035.5
Marketable securities	592.3	719.5
Accounts receivable, net	49.9	34.6
Inventories, net	364.0	244.5
Prepaid expenses and other current assets	146.3	124.5
Total current assets	2,583.0	2,158.6
Property and equipment, net	295.5	242.3
Intangible assets, net	14.7	16.0
Goodwill	39.7	39.1
Restricted cash	1.5	1.5
Right-of-use assets, net	516.7	492.5
Other assets	26.4	31.8
Total assets	$3,477.5	$2,981.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275.0	$135.8
Accrued expenses	246.7	225.9
Customer deposits and deferred revenue	521.2	363.6
Current portion of lease liabilities and other current liabilities	50.8	46.9
Total current liabilities	1,093.7	772.2
Long term lease liabilities, net	553.7	508.2
Other non-current liabilities	29.1	23.4
Total liabilities	1,676.5	1,303.8
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 Class A shares authorized, 255,036,221 and 237,518,574 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively; 2,500,000,000 and 2,500,000,000 Class B shares authorized, 36,776,277 and 50,538,538 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively.	—	—
Additional paid-in capital	2,412.9	2,361.8
Accumulated other comprehensive income	12.7	10.1
Accumulated deficit	(624.6)	(693.9)
Total stockholders’ equity	1,801.0	1,678.0
Total liabilities and stockholders’ equity	$3,477.5	$2,981.8
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended September 30,
	2020	2019
Revenue:
Connected Fitness Products	$601.4	$160.8
Subscription	156.5	67.2
Total revenue	757.9	228.0
Cost of revenue:
Connected Fitness Products	364.2	93.4
Subscription	65.0	29.5
Total cost of revenue	429.2	122.9
Gross profit	328.7	105.1
Operating expenses:
Sales and marketing	114.6	77.6
General and administrative	108.6	60.9
Research and development	36.6	17.4
Total operating expenses	259.8	156.0
Income (loss) from operations	68.9	(50.9)
Other income, net:
Interest income, net	2.4	1.3
Other expense, net	(0.7)	(0.1)
Total other income, net	1.7	1.2
Income (loss) before provision for income taxes	70.6	(49.7)
Income tax expense	1.3	0.1
Net income (loss)	$69.3	$(49.8)
Net income (loss) attributable to Class A and Class B common stockholders	$69.3	$(49.8)
Net income (loss) per share attributable to common stockholders, basic	$0.24	$(1.29)
Net income (loss) per share attributable to common stockholders, diluted	$0.20	$(1.29)
Weighted-average Class A and Class B common shares outstanding, basic	288,719,834	38,453,864
Weighted-average Class A and Class B common shares outstanding, diluted	342,101,984	38,453,864
Other comprehensive income (loss):
Net unrealized losses on marketable securities	$(1.3)	$—
Change in foreign currency translation adjustment	3.9	(1.3)
Total other comprehensive income (loss)	2.6	(1.3)
Comprehensive income (loss)	$71.9	$(51.1)

See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$69.3	$(49.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	11.4	7.1
Stock-based compensation expense	29.6	18.7
Non-cash operating lease expense	13.3	9.3
Amortization of premium from marketable securities	1.7	0.3
Other non-cash items	1.4	0.1
Changes in operating assets and liabilities:
Accounts receivable	(15.0)	(2.4)
Inventories	(118.0)	(69.1)
Prepaid expenses and other current assets	(18.2)	1.9
Other assets	5.9	(1.4)
Accounts payable and accrued expenses	156.4	17.5
Customer deposits and deferred revenue	157.4	8.5
Operating lease liabilities, net	11.3	(16.7)
Other liabilities	5.5	(0.1)
Net cash provided by (used in) operating activities	312.1	(76.2)
Cash Flows from Investing Activities:
Maturities of marketable securities	124.5	115.3
Purchases of property and equipment	(49.2)	(19.1)
Capitalization of software costs	(12.9)	(3.4)
Net cash provided by investing activities	62.4	92.8
Cash Flows from Financing Activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	1,195.7
Proceeds from employee stock purchase plan withholdings	3.3	—
Proceeds from exercise of stock options	15.4	2.7
Net cash provided by financing activities	18.8	1,198.4
Effect of exchange rate changes	1.7	(1.3)
Net change in cash, cash equivalents, and restricted cash	395.0	1,213.7
Cash, cash equivalents and restricted cash — Beginning of period	1,037.0	163.0
Cash, cash equivalents and restricted cash — End of period	$1,432.0	$1,376.7
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0.3	$—
Cash paid for income taxes	$0.5	$—
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Conversion of convertible preferred stock to common stock	$—	$941.1
Property and equipment accrued but unpaid	$19.6	$8.9
Stock-based compensation capitalized for software development costs	$0.7	$0.4
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in millions)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – June 30, 2019	210.6	$941.1	25.3	$—	$90.7	$0.2	$(629.5)	$(538.6)
Initial public offering, net of issuance costs of $6.3 million	—	—	43.4	—	1,195.7	—	—	1,195.7
Conversion of redeemable convertible preferred stock to common stock	(210.6)	(941.1)	210.6	—	941.1	—	—	941.1
Exercise of stock options	—	—	0.6	—	2.5	—	—	2.5
Exercise of stock warrants	—	—	0.2	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	19.0	—	—	19.0
Other comprehensive loss	—	—	—	—	—	(1.3)	—	(1.3)
Net loss	—	—	—	—	—	—	(49.8)	(49.8)
Cumulative effect adjustment in connection with adoption of ASU 2016-02	—	—	—	—	—	—	7.2	7.2
Balance – September 30, 2019	—	$—	280.3	$—	$2,249.1	$(1.1)	$(672.0)	$1,576.0

Balance — June 30, 2020	—	$—	288.1	$—	$2,361.8	$10.1	$(693.9)	$1,678.0
Activity related to stock-based compensation	—	—	3.5	—	45.9	—	—	45.9
Issuance of common stock under employee stock purchase plan	—	—	0.2	—	5.1	—	—	5.1
Other comprehensive income	—	—	—	—	—	2.6	—	2.6
Net income	—	—	—	—	—	—	69.3	69.3
Balance — September 30, 2020	—	$—	291.8	$—	$2,412.9	$12.7	$(624.6)	$1,801.0

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
Basis of Presentation and Consolidation
The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed consolidated balance sheet as of June 30, 2020, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on September 10, 2020 (the "Form 10-K"). However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2021, or any other period.
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
Except as described elsewhere in Note 2 of the notes to the condensed consolidated financial statements in the section titled "—Recently Issued Accounting Pronouncements" in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, the realizability of inventory, content costs for past use reserve, fair value measurements, the incremental borrowing rate associated with lease liabilities, useful lives of property and equipment, product warranty, goodwill and finite-lived intangible assets, accounting for income taxes, stock-based compensation expense, transaction price estimates, the fair values of assets acquired and liabilities assumed in business combinations, contingent consideration, and commitments and contingencies. Actual results may differ from these estimates.
Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. This standard changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which may result in earlier recognition of allowances for losses, and require expected credit losses to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The Company adopted this standard and related amendments on July 1, 2020. The adoption of this standard did not materially impact the Company's consolidated financial statements.

ASU 2019-12
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which amends ASC Topic 740, Income Taxes. This ASU simplifies the accounting for income taxes by modifying the treatment of intraperiod tax allocation in certain circumstances, eliminating an exception to recognizing deferred tax liabilities for outside basis differences for foreign equity method investments and foreign subsidiaries when ownership or control changes, and modifying interim period tax calculations when a loss is forecast. In addition, this ASU also requires that enacted changes in tax laws or rates be included in the annual effective rate determination in the period that includes the enactment date and clarifies the tax accounting of a step up in tax basis of goodwill. The Company adopted this standard on July 1, 2020. The adoption of this standard did not materially impact the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Adopted
ASU 2020-01
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance clarifies the interaction of the accounting for equity investments under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the potential impact of adopting this new accounting guidance, but does not expect the adoption of the standard to have a material impact on its consolidated financial statements.

ASU 2020-04
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities' financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied through December 31, 2022. The Company plans to adopt this standard when LIBOR is discontinued. The Company is currently evaluating the potential impact of adopting this new accounting guidance, but does not expect the adoption of the standard to have a material impact on its consolidated financial statements.
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

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's revenue is reported net of sales returns, discounts, and incentives as a reduction of the transaction price. Certain contracts include consideration payable that is accounted for as a payment for distinct goods or services. The Company estimates its liability for product returns based on historical return trends by product category, impact of seasonality, and an evaluation of current economic and market conditions and records the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

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

The Company expenses sales commissions on its Connected Fitness Products when incurred because the amortization period would have been less than one year. These costs are recorded in Sales and marketing expense.
Connected Fitness Products
Connected Fitness Products include the Company’s portfolio of Connected Fitness Products and related accessories, branded apparel, and extended warranty agreements. The Company recognizes Connected Fitness Product revenue net of sales returns and discounts when the product has been delivered to the customer, except for extended warranty revenue which is recognized over the warranty period. The Company allows customers to return products within thirty days of purchase, as stated in its return policy.

The Company records fees paid to third-party financing partners in connection with its consumer financing program as a reduction of revenue, as it considers such costs to be a customer sales incentive. The Company records payment processing fees for its credit card sales for Connected Fitness Products within Sales and marketing in the Company's condensed consolidated statements of operations and comprehensive income (loss).

Subscription
The Company’s subscriptions provide unlimited access to content in its library of live and on-demand fitness classes. The Company’s subscriptions are offered on a month-to-month basis.

Amounts paid for subscription fees are included within customer deposits and deferred revenue and recognized ratably on a month-to-month basis. The Company records payment processing fees for its monthly subscription charges within cost of subscription revenue in the Company's condensed consolidated statements of operations and comprehensive income (loss).

Sales tax collected from customers and remitted to governmental authorities is not included in revenue and is reflected as a liability on the balance sheet.

Product Warranty
The Company offers a standard product warranty that its Connected Fitness Products will operate under normal, non-commercial use for a period of one year covering the touchscreen and most original Bike and Tread components from the date of original delivery. The Company has the obligation, at its option, to either repair or replace the defective product. At the time revenue is recognized, an estimate of future warranty costs, including costs associated with service of Connected Fitness Products outside of the warranty period, is recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices. The Company’s products are manufactured both in-house and by contract manufacturers, and in certain cases, the Company may have recourse to such contract manufacturers.
The Company also offers the option for customers in some markets to purchase an extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Product for an additional period of 12 to 27 months.

Revenue and related fees paid to the third-party provider are recognized on a gross basis as the Company has a continuing obligation to perform over the service period. Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Product revenue in the condensed consolidated statements of operations and comprehensive income (loss).
Disaggregation of Revenue
The Company's revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 12 under the heading "Segment Information".

The Company's revenue disaggregated by geographic region, were as follows:

	Three Months Ended September 30,
	2020	2019
	(in millions)
North America(1)	$721.9	$221.7
Rest of world(2)	36.0	6.3
Total revenue	$757.9	$228.0
_________________________
(1) Consists of United States and Canada.
(2) Consists of United Kingdom and Germany.

The Company's revenue attributable to the United States represented 93% and 95% of total revenue for the three months ended September 30, 2020 and 2019, respectively.

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
As of September 30, 2020 and June 30, 2020, customer deposits of $492.8 million and $341.5 million, respectively, and deferred revenue of $28.5 million and $22.1 million, respectively, were included in customer deposits and deferred revenue on the Company's condensed consolidated balance sheet.
In the three months ended September 30, 2020 and 2019, the Company recognized $22.1 million and $9.5 million, respectively, of revenue that was included in the deferred revenue balance as of June 30, 2020 and 2019, respectively.
4. Investments in Marketable Securities
The following table summarizes the Company's investments in marketable securities:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate bonds	$326.1	$1.5	$—	$327.6
U.S. treasury securities	275.1	1.1	—	276.2
Certificate of deposits	26.7	—	—	26.8
	$628.0	$2.6	$—	$630.6
Less: Restricted marketable securities (1)				$38.2
Total marketable securities				$592.3
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
5. Fair Value Measurements
The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Marketable securities	$630.6	$—	$—	$630.6
Cost-method investments	—	—	0.7	0.7
Total	$630.6	$—	$0.7	$631.3

Liabilities
Other current liabilities:
Contingent consideration	$—	$—	$2.5	$2.5
Other non-current liabilities:
Contingent consideration	—	—	4.5	4.5
Total	$—	$—	$7.0	$7.0

Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are carried at fair value. All investments classified as available-for-sale are recorded at fair value within marketable securities in the condensed consolidated balance sheets. The Company’s investments classified as Level 1 are based on quoted prices that are available in active markets.
The contingent consideration represents the estimated fair value of cash consideration payable in connection with a recent acquisition that is contingent upon the achievement of certain performance milestones. The Company estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of risk associated with the obligation, which are considered to be Level 3 inputs. The fair value of the contingent consideration arrangement is sensitive to change in the expected achievement of the applicable milestones and changes in discount rate. The Company remeasures the fair value of the contingent consideration arrangement each reporting period, including the accretion of the discount, if applicable, and changes are recognized in general and administrative expense in the interim condensed consolidated statements of operations and comprehensive income (loss).
6. Inventory
Inventories were as follows:

	September 30, 2020	June 30, 2020
	(in millions)
Raw materials	$24.1	$17.8
Work-in-process	6.0	4.6
Finished products	345.9	232.5
Total inventories	376.0	254.9
Less: Reserves	(12.0)	(10.5)
Total inventories, net	$364.0	$244.5

7. Debt and Financing Arrangements
Amended and Restated Credit Agreement
In 2019 the Company entered into an amended and restated loan and security agreement (“Amended Credit Agreement”). The Amended Credit Agreement provides for a $250.0 million secured revolving credit facility, including up to the lesser of $150.0 million and the aggregate unused amount of the facility for the issuance of letters of credit. Interest on the Amended Credit Agreement is paid based on LIBOR plus 2.75% or an Alternative Base Rate plus 1.75%. The Company is required to pay an annual commitment fee of 0.375% on a quarterly basis based on the unused portion of the revolving credit facility.

The Company incurred total commitment fees of $0.3 million and $0.2 million during the three months ended September 30, 2020 and 2019, respectively, which are included in interest expense in the condensed consolidated statements of operations and comprehensive income (loss).

The outstanding balance, if any, is payable in full in June 2024. As of September 30, 2020, the Company has not drawn on the credit facility and did not have outstanding borrowings under the Amended Credit Agreement.

In connection with the execution of the Amended Credit Agreement, the Company incurred debt issuance costs of $0.9 million, which are capitalized and presented as other assets on the Company's condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Amended Credit Agreement.
The Company has the option to repay its borrowings under the Amended Credit Agreement without premium or penalty prior to maturity. The Amended Credit Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare cash dividends in the entirety or make certain other distributions, and undergo a merger or consolidation or certain other transactions. The Amended Credit Agreement also contains certain financial condition covenants, including maintaining a total level of liquidity of not less than $125.0 million and maintaining certain minimum total revenue ranging from $725.0 million to $1,985.0 million depending on the applicable date of determination. As of September 30, 2020, the Company was in compliance with the covenants under the Amended Credit Agreement. At September 30, 2020, the Company was contingently liable for approximately $4.8 million in standby letters of credit as security for an operating lease obligation.
8. Commitments and Contingencies
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

Prior to the execution of go-forward music license agreements, the Company estimates and records expenses inclusive of estimated content costs for past use as well as normal and recurring music royalty expenses. During the three months ended September 30, 2020 and 2019, the Company recorded content costs for past use and estimates for normal and recurring royalty expense of $2.4 million and $2.6 million, respectively. The Company includes both of these components in its reserve. As of September 30, 2020 and 2019, the Company recorded reserves of $24.5 million and $20.8 million, respectively, included in accrued expenses in the accompanying condensed consolidated balance sheets.

Legal Proceedings
The Company is, or may become, a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages, such as litigation that centers around intellectual property claims. Accordingly, it is not possible to determine the probability of loss or estimate damages, and therefore, the Company has not established reserves for any of these proceedings. When the Company determines that a loss is both probable and reasonably estimable, the Company records a liability, and, if the liability is material, discloses the amount of the liability reserved. The Company does not believe that the outcome of any existing legal or regulatory proceeding to which it is a party, either individually or in the aggregate, will have a material adverse effect on its results of operations, financial condition or cash flows.
9. Equity-Based Compensation
2019 Equity Incentive Plan
In August 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (the "2019 Plan"), which was subsequently approved by the Company’s stockholders in September 2019. The 2019 Plan serves as the successor to the 2015 Stock Plan (the "2015 Plan"). The 2015 Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. Any reserved shares not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2019 Plan became available for grant under the 2019 Plan and will be issued as Class A common stock. The number of shares reserved for issuance under the 2019 Plan will increase automatically on July 1 of each of 2020 through 2029 by the number of shares of the Company’s Class A common stock equal to 5% of the total outstanding shares of all of the Company’s classes of common stock as of each June 30 immediately preceding the date of increase, or a lesser amount as determined by the Board of Directors. On July 1, 2020, the number of shares of Class A common stock available for issuance under the 2019 Plan was automatically increased according to its terms by 14,401,954 shares. As of September 30, 2020, the number of shares of Class A common stock available for future award under the 2019 Plan is 50,065,240.

Stock Options
The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2020	66,818,860	$10.57	8.0	$3,153.6
Granted	2,155,099	$81.11
Exercised	(3,497,582)	$5.75
Forfeited	(480,418)	$14.58
Outstanding — September 30, 2020	64,995,959	$13.14	7.8	$5,596.0
Vested and Exercisable— September 30, 2020	27,318,967	$5.47	6.8	$2,561.7

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested - June 30, 2020	39,674,590	$7.41
Granted	2,155,099	$33.43
Early exercised unvested	(20,240)	$2.74
Vested	(3,655,136)	$6.09
Forfeited	(477,321)	$6.86
Unvested - September 30, 2020	37,676,992	$9.04

The aggregate intrinsic value of options outstanding, vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2020. Prior to the IPO, the fair value of the Company's common stock was determined by the Board of Directors. After the IPO, the fair value of the common stock is the closing stock price of the Company's Class A common stock as reported on the Nasdaq Global Select Market.

As part of the 2015 Plan and 2019 Plan (collectively, the "Plans"), the Company issued options to certain key management that vest upon the achievement of certain performance milestones. During the three months ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense related to the performance based options of $0.2 million and $3.7 million, respectively.

For the three months ended September 30, 2020 and 2019, the weighted-average grant date fair value per option was $33.43 and $12.80, respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	Three Months Ended September 30,
	2020	2019
Weighted average risk-free interest rate (1)	0.4%	1.6%
Weighted average expected term (in years)	6.3	6.3
Weighted average expected volatility (2)	42.5%	45.0%
Expected dividend yield	—	—
____________________________
(1) Based on U.S. Treasury seven-year constant maturity interest rate whose term is consistent with the expected term of the option.
(2) Expected volatility is based on an analysis of comparable public company volatilities and adjusted for the Company’s stage of development.

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2020	616,113	$32.02
Granted	550,256	$80.08
Cancelled	(189)	$82.59
Outstanding — September 30, 2020	1,166,180	$54.69

Employee Stock Purchase Plan
In August 2019, the Board of Directors adopted, and in September 2019, the Company's stockholders approved, the 2019 Employee Stock Purchase Plan ("ESPP"), through which eligible employees may purchase shares of the Company's Class A common stock at a discount through accumulated payroll deductions. The ESPP became effective on the date the registration statement, in connection with the Company’s IPO, was declared effective by the SEC (the "Effective Date"). The number of shares of the Company's Class A common stock that will be available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2020, the number of shares of Class A common stock available for issuance under the ESPP was automatically increased according to its terms by 2,880,390 shares. As of September 30, 2020, a total of 8,101,657 shares of Class A common stock are available for sale to employees under the ESPP.

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

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods included weighted average expected terms of 1.2 years, weighted average expected volatility of 58.1%, and weighted average risk-free rate of 1.3% for the three months ended September 30, 2020. The expected term assumptions were based on each offering period's respective purchase date. Since the Company does not have a historical trading history of its stock, the expected volatility was derived from the average historical stock volatilities of several unrelated public companies that the Company considers to be comparable to its business over a period equivalent to the expected terms. The risk-free rate assumptions were based on the U.S. treasury yield curve in effect at the time of the grants. The dividend yield assumption was zero as the Company has not historically paid any dividends and does not expect to declare or pay dividends in the foreseeable future.

During the three months ended September 30, 2020, the Company recorded stock-based compensation expense associated with the ESPP of $1.6 million.

During the three months ended September 30, 2020, employees purchased approximately 216,094 shares of Class A common stock, under the ESPP, at a weighted-average price of $23.73. As of September 30, 2020, total unrecognized compensation cost related to the ESPP was $14.6 million, which will be amortized over a weighted-average remaining period of 1.7 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Three Months Ended September 30,
	2020	2019
	(in millions)
Cost of revenue
Connected Fitness Products	$1.5	$0.3
Subscription	4.5	1.0
Total cost of revenue	5.9	1.3
Sales and marketing	3.4	1.6
General and administrative	16.7	13.5
Research and development	3.6	2.3
Total stock-based compensation expense	$29.6	$18.7

As of September 30, 2020, the Company had $376.7 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 3.3 years.
10. Income Taxes
The Company recorded a provision for income taxes of $1.3 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively. Furthermore, our effective tax rates were 1.81% and (0.20)% for the three months ended September 30, 2020 and 2019, respectively. The income tax provision and the increase in effective tax rate is primarily driven by state and international taxes.

The provision for income taxes consists primarily of income taxes related to state and international taxes for jurisdictions in which we conduct business. We maintain a valuation allowance on the majority of our deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.
11. Net Income (Loss) Per Share
The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended September 30,
	2020	2019
	(in millions)
Basic net income (loss) per share:
Net income (loss) attributable to common stockholders	$69.3	$(49.8)
Shares used in computation:
Weighted-average common shares outstanding	288,719,834	38,453,864
Basic net income (loss) per share	$0.24	$(1.29)

Diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$69.3	$(49.8)
Shares used in computation:
Weighted-average common shares outstanding	288,719,834	38,453,864
Weighted-average effect of potentially dilutive securities:
Employee stock options	52,580,485	—
Restricted Stock units	468,732	—
Shares estimated to be purchased under ESPP	332,933	—
Diluted weighted-average common shares outstanding	342,101,984	38,453,864
Diluted net income (loss) per share	$0.20	$(1.29)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended September 30,
	2020	2019
Employee stock options	42,817	38,113,154
Restricted Stock units	8,927	—

12. Segment Information
The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company has two reportable segments: Connected Fitness Products and Subscription. Segment information is presented in the same manner that the chief operating decision maker ("CODM") reviews the operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for both of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment.

No operating segments have been aggregated to form the reportable segments. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis and, accordingly, the Company does not report asset information by segment.

The Connected Fitness Product segment derives revenue from sale of the Company's portfolio of Connected Fitness Products and related accessories, delivery and installation services, branded apparel, and extended warranty agreements. The Subscription segment derives revenue from monthly Subscription fees. There are no internal revenue transactions between the Company’s segments.

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Three Months Ended September 30,
	2020	2019
	(in millions)
Connected Fitness Products:
Revenue	$601.4	$160.8
Cost of revenue	364.2	93.4
Gross profit	$237.2	$67.4
Subscription:
Revenue	$156.5	$67.2
Cost of revenue	65.0	29.5
Gross profit	$91.5	$37.7
Consolidated:
Revenue	$757.9	$228.0
Cost of revenue	429.2	122.9
Gross profit	$328.7	$105.1

Reconciliation of Gross Profit
Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable Segment Gross Profit to consolidated Income (loss) before tax is as follows:

	Three Months Ended September 30,
	2020	2019
	(in millions)
Segment Gross Profit	$328.7	$105.1
Sales and marketing	(114.6)	(77.6)
General and administrative	(108.6)	(60.9)
Research and development	(36.6)	(17.4)
Total other income, net	1.7	1.2
Income (loss) before provision for income taxes	$70.6	$(49.7)

13. Subsequent Events
Acquisitions

In October 2020, the Company entered into two separate agreements to purchase various developed technology, intellectual property and related assets for approximately $74.0 million.
The Company has not yet completed its evaluation and determination of consideration paid, certain assets and liabilities acquired, or treatment of these transactions as either a business combination or asset acquisition in accordance with Topic 805.
Plano Lease
On October 1, 2020, the Company amended its lease of office space in Plano, Texas to add an additional 103,759 square feet of office space (the “Additional Space”) and extend the lease term through January 31, 2029. The amendment results in an additional $19.7 million committed spend through the extended lease term. The Company expects to begin preparing the Additional Space for use as an office facility on December 1, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on September 10, 2020 (the "Form 10-K"). As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Form 10-K.

Overview

Peloton is the largest interactive fitness platform in the world with a loyal community of over 3.6 million Members as of September 30, 2020. We pioneered connected, technology-enabled fitness, and the streaming of immersive, instructor-led boutique classes to our Members anytime, anywhere. We make fitness entertaining, approachable, effective, and convenient while fostering social connections that encourage our Members to be the best versions of themselves. We define a Member as any individual who has a Peloton account through a paid Connected Fitness Subscription, or a paid Peloton Digital subscription.

Our Connected Fitness Product portfolio currently include the Peloton Bike, Bike+, and the Peloton Tread and Tread+. Our revenue is generated primarily from the sale of our Connected Fitness Products and associated recurring subscription revenue. We have experienced significant growth in sales of our Connected Fitness Products, which, when combined with our low Average Net Monthly Connected Fitness Churn has led to significant growth in Connected Fitness Subscriptions. From the three months ended September 30, 2019 to the three months ended September 30, 2020, total revenue grew 232%, and our Connected Fitness Subscription base grew 137%.

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

For the three months ended September 30, 2020 and 2019:

•We generated total revenue of $757.9 million and $228.0 million, respectively, representing 232% year-over-year growth;
•As of September 30, 2020 and 2019, we had 1,334,400 and 562,774 Connected Fitness Subscriptions, respectively, representing 137% year-over-year growth;
•Our Average Net Monthly Connected Fitness Churn was 0.65%, and 0.90%, respectively;
•We recognized net income (loss) of $69.3 million and $(49.8) million, respectively; and
•Our Adjusted EBITDA was $118.9 million and $(21.0) million, respectively.

For a definition of Connected Fitness Subscriptions and Average Net Monthly Connected Fitness Churn, see the section titled “—Key Operational and Business Metrics”.

See the section titled “—Non-GAAP Financial Measures” for definitions of and information regarding our use of Adjusted EBITDA, Adjusted EBITDA Margin, Subscription Contribution and Subscription Contribution Margin, and a reconciliation of each of net income (loss) to Adjusted EBITDA and Subscription Gross Profit to Subscription Contribution.

Q1 update
We continue to work through the many challenges associated with the ongoing COVID-19 pandemic. We were incredibly proud to launch the Peloton Bike+ and to announce the new Peloton Tread, an exciting milestone in our history. However, it drove call volumes and unacceptably long wait times, well beyond our expectations, to reach our Sales and Support teams, which impacted our customer experience. Also, as we rapidly scale our organization to meet the extraordinary demand for our products, we realize that some of our Members have faced frustrating delays associated with receiving our products or having support requests fulfilled.

We will continue to work diligently to address delivery and support issues, as we have long prided ourselves on providing superior customer service. With an understanding of what is required to return to our normal standards, we continue to invest in technology, manufacturing capabilities, and people to help us scale and meet the needs of all our customers.

It has truly been a challenging year for the world and our Member community. We know that Peloton offers a service that many need during this time to sustain their physical and mental heath and well-being and we are doing everything we can to get our products to our prospective Members as quickly as possible. Our hearts go out to all those affected by COVID-19 and we are so thankful for the continued and prolonged efforts of our front line and essential workers.

Our Members, both Connected Fitness and Digital, completed over 90 million workouts in the quarter across over 17,000 classes, up 332% year-over-year. We continue to ramp content production and produced over 2,400 new classes in the quarter.

Our goal is to become the leading connected fitness and wellness platform. In order to do that we have focused on complementing our incredibly effective and immersive cardio offering with world-class strength and wellness content. We will continue to invest in hardware, software, and content to maintain our leadership position.

Strength training is a key pillar of fitness and is a top priority for our teams. In Q1, we increased and improved our strength programming through the introduction of new strength classes in our existing formats and introduced two new exciting strength offerings: Bike Bootcamp and Barre. We also officially launched our U.K. and German strength programming, leveraging the launch of our dedicated U.K. strength studio. And our Members are responding: strength workouts increased nearly 500% year-over-year, significantly outpacing Total Workout growth.

Products
On September 9th we launched Peloton Bike+, a re-envisioning of our award-winning Peloton Bike that incorporates key features requested by our Members. Bike+ was designed to create a challenging total body workout program through the swivel screen, making it easier to complement an indoor cycling class with Peloton’s strength, yoga, stretching, and meditation classes. Key new features include a 24” rotating HD touchscreen, a high-fidelity four-speaker sound system, and Auto-Follow, a feature that automatically scales your resistance based on the instructor’s target metrics.

We anticipate that our new Peloton Tread will be available for purchase starting December 26th in the U.K. The U.S. and Canada markets are scheduled for early next calendar year and the Germany launch is scheduled for later in calendar 2021. We expect to release details soon on our launch timing.

Software
Our frequent software updates are designed to drive easier navigation of our content, increase Member engagement, and deepen the connections within our Peloton community. Recent improvements have included "Skip Intro"— a feature allowing experienced Members to advance past class introductions— and an improved class exit experience to enhance rating and sharing of class content with social media connections. Pelothon, our four week long collaborative Member celebration and engagement campaign, made use of our #Tags software, enabling Members to join one of six workout teams in the friendly competition, driving nearly 10 million Pelothon Member workouts and our single largest day of live classes taken on July 21st.

Content
In conjunction with the introduction of Bike+, we were pleased to debut our groundbreaking Bike Bootcamp classes featuring instruction by Robin Arzon, Cody Rigsby, and Jess Sims. Bike Bootcamp is a series of motivating total body workouts, integrating strength training into our cycling cardio programming for a dynamic workout on and off the Bike. Bike+ Members can challenge themselves using Bike+'s integrated rotating screen, while our Members riding our original Bike can experience Bike Bootcamp through our TV integrations on platforms such as Roku, Apple TV, and Amazon Fire TV. From launch through the end of the quarter, our Members logged over 350,000 Bike Bootcamp workouts.

On September 21st, we further expanded our Strength offering with the launch of Peloton Barre classes. Barre had long been a Member requested addition to our programming, and the launch of classes led by Hannah Corbin and Ally Love were quickly embraced by our Member community. From launch through the end of the quarter, our 10 Barre classes were taken over 530,000 times. We’re excited to debut additional new fitness modalities in the future.

Key Operational and Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended September 30,
	2020	2019
Ending Connected Fitness Subscriptions	1,334,400	562,774
Average Net Monthly Connected Fitness Churn	0.65%	0.90%
Total Workouts (in millions)	77.8	19.2
Average Monthly Workouts per Connected Fitness Subscription	20.7	11.7
Subscription Gross Profit (in millions)	$91.5	$37.7
Subscription Contribution (in millions)(1)	$100.4	$42.4
Subscription Gross Margin	58.5%	56.1%
Subscription Contribution Margin(1)	64.1%	63.0%
Net Income (loss) (in millions)	$69.3	$(49.8)
Adjusted EBITDA (in millions)(2)	$118.9	$(21.0)
Adjusted EBITDA Margin(2)	15.7%	(9.2)%
______________________________
(1) Please see the section titled “Non-GAAP Financial Measures—Subscription Contribution and Subscription Contribution Margin” for a reconciliation of Subscription Gross Profit to Subscription Contribution and an explanation of why we consider Subscription Contribution and Subscription Contribution Margin to be helpful metrics for investors.
(2) Please see the section titled “Non-GAAP Financial Measures—Adjusted EBITDA and Adjusted EBITDA Margin” for a reconciliation of Net income (loss) to Adjusted EBITDA and an explanation of why we consider Adjusted EBITDA to be a helpful metric for investors.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended September 30,
	2020	2019
	(in millions)
Net income (loss)	$69.3	$(49.8)
Adjusted to exclude the following:
Other (income), net	(1.7)	(1.2)
Income tax expense	1.3	0.1
Depreciation and amortization expense	11.4	7.1
Stock-based compensation expense	29.6	18.7
Litigation and settlement expenses	3.1	3.9
Other adjustment items (1)	5.9	0.3
Adjusted EBITDA	$118.9	$(21.0)
Adjusted EBITDA Margin	15.7%	(9.2)%
______________________

(1) Includes incremental costs associated with COVID-19 of $5.9 million for the three months ended September 30, 2020 and $0.3 million of transaction costs for the three months ended September 30, 2019.

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

The following table presents a reconciliation of Subscription Contribution to Subscription Gross Profit, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,
	2020	2019
	(in millions)
Subscription Revenue	$156.5	$67.2
Less: Cost of Subscription	65.0	29.5
Subscription Gross Profit	$91.5	$37.7
Subscription Gross Margin	58.5%	56.1%
Add back:
Depreciation and amortization expense	$4.4	$3.7
Stock-based compensation expense	4.5	1.0
Subscription Contribution	$100.4	$42.4
Subscription Contribution Margin	64.1%	63.0%

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

Components of our Results of Operations
Revenue
Connected Fitness Products
Connected Fitness Product revenue consists of sales of our portfolio of Connected Fitness Products and related accessories, delivery and installation services, branded apparel, and extended warranty agreements. Connected Fitness Product revenue is recognized at the time of delivery, except for extended warranty revenue which is recognized over the warranty period, and is recorded net of returns and discounts and third-party financing program fees, when applicable.

Subscription
Subscription revenue consists of revenue generated from our monthly $39.00 Connected Fitness Subscription and $12.99 Peloton Digital subscription.
As of September 30, 2020, 96% and 100% of our Connected Fitness Subscription and Peloton Digital subscription bases were paying month-to-month, respectively.
If a Connected Fitness Subscription owns both a Bike and Tread product in the same household, the price of the Subscription remains $39.00 monthly. As of September 30, 2020, approximately 3% of our Connected Fitness Subscriptions owned both a Bike and a Tread.

Cost of revenue
Connected Fitness Products
Connected Fitness Product cost of revenue consists of our portfolio of Connected Fitness Products and branded apparel product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement and service costs, fulfillment costs, warehousing costs, and certain allocated costs related to management, facilities, and personnel-related expenses associated with supply chain logistics. As we launch new Connected Fitness Products and continue to grow our presence in new regions where we have not yet achieved economies of scale, we expect to incur higher cost of revenue (as a percentage of sales) for our Connected Fitness Products.

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

Other income, net
Other income, net consists of interest (expense) income, realized gains (losses) on investments, amortization of debt issuance costs, and impacts from foreign exchange transactions.

Provision for income taxes
The provision for income taxes consists primarily of income taxes related to state and international taxes for jurisdictions in which we conduct business. We maintain a valuation allowance on the majority of our deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Results of Operations
The following tables set forth our condensed consolidated results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,
	2020	2019
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$601.4	$160.8
Subscription	156.5	67.2
Total revenue	757.9	228.0
Cost of revenue(1)(2)
Connected Fitness Products	364.2	93.4
Subscription	65.0	29.5
Total cost of revenue	429.2	122.9
Gross profit	328.7	105.1
Operating expenses
Sales and marketing(1)(2)	114.6	77.6
General and administrative(1)(2)	108.6	60.9
Research and development(1)(2)	36.6	17.4
Total operating expenses	259.8	156.0
Income (loss) from operations	68.9	(50.9)
Other income, net	1.7	1.2
Income (loss) before provision for income tax	70.6	(49.7)
Income tax expense	1.3	0.1
Net income (loss)	$69.3	$(49.8)
____________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,
	2020	2019
	(in millions)
Cost of revenue
Connected Fitness Products	$1.5	$0.3
Subscription	4.5	1.0
Total cost of revenue	5.9	1.3
Sales and marketing	3.4	1.6
General and administrative	16.7	13.5
Research and development	3.6	2.3
Total stock-based compensation expense	$29.6	$18.7
____________________
(2) Includes depreciation and amortization expense as follows:

	Three Months Ended September 30,
	2020	2019
	(in millions)
Cost of revenue
Connected Fitness Products	$1.2	$0.5
Subscription	4.4	3.7
Total cost of revenue	5.6	4.2
Sales and marketing	2.9	1.6
General and administrative	2.8	1.3
Research and development	0.1	—
Total depreciation and amortization expense	$11.4	$7.1

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended September 30,
	2020	2019	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$601.4	$160.8	273.9%
Subscription	156.5	67.2	133.0
Total revenue	$757.9	$228.0	232.4%
Percentage of revenue
Connected Fitness Products	79.3%	70.5%
Subscription	20.7	29.5
Total	100.0%	100.0%

Connected Fitness Products revenue for the three months ended September 30, 2020 increased $440.5 million, or 273.9%, compared to the three months ended September 30, 2019. This increase was primarily attributable to the significant growth in the number of Connected Fitness Products delivered during the period, which was the result of investments made in brand and product awareness, compounded by a strong increase in demand driven by the stay-at-home orders issued by governments around the world in response to the COVID-19 pandemic.

Subscription revenue for the three months ended September 30, 2020 increased $89.4 million, or 133.0%, compared to the three months ended September 30, 2019. This increase was primarily attributable to the year-over-year growth in our Connected Fitness Subscriptions from 562,774 to 1,334,400. The growth of our Connected Fitness Subscriptions was primarily driven by the increased number of Connected Fitness Products delivered during the period and our low Average Net Monthly Connected Fitness Churn of 0.65% for the three months ended September 30, 2020. We believe engagement is a leading indicator of retention. Our Member engagement continued to grow with 20.7 Average Monthly Workouts per Connected Fitness Subscription during the three months ended September 30, 2020 versus 11.7 Average Monthly Workouts per Connected Fitness Subscription for the three months ended September 30, 2019. Members with Connected Fitness Subscriptions worked out with us 77.8 million times in the three months ended September 30, 2020, up from 19.2 million workouts during the three months ended September 30, 2019, representing 306% year-over-year growth.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2020	2019	% Change
	(dollars in millions)
Cost of Revenue:
Connected Fitness Products	$364.2	$93.4	289.8%
Subscription	65.0	29.5	120.4
Total cost of revenue	$429.2	$122.9	249.1%
Gross Profit:
Connected Fitness Products	$237.2	$67.4	251.9%
Subscription	91.5	37.7	142.9
Total Gross profit	$328.7	$105.1	212.8%
Gross Margin:
Connected Fitness Products	39.4%	41.9%
Subscription	58.5	56.1

Connected Fitness Products cost of revenue for the three months ended September 30, 2020 increased $270.7 million, or 289.8%, compared to the three months ended September 30, 2019. This increase was primarily driven by costs associated with the growth in the number of Connected Fitness Products delivered during the period.

Our Connected Fitness Product Gross Margin decreased by 246 basis points for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily driven by the price reduction on our Bike from $2,245 to $1,895, partially offset by product cost efficiencies.

Subscription cost of revenue for the three months ended September 30, 2020 increased $35.5 million, or 120.4%, compared to the three months ended September 30, 2019. This increase was primarily driven by an increase of $23.0 million in music royalty and streaming delivery fees driven by increased usage of our platform as Member engagement continued to increase, an increase of $4.8 million in personnel-related expenses excluding stock-based compensation expense, due to increased headcount, an increase of $3.5 million in stock-based compensation expense, and an increase of $2.4 million in payment processing fees for our monthly subscription billing.

Subscription Gross Margin increased by 238 basis points for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily driven by fixed cost leverage with more Connected Fitness Subscriptions.

Operating Expenses
Sales and Marketing

	Three Months Ended September 30,
	2020	2019	% Change
	(dollars in millions)
Sales and marketing	$114.6	$77.6	47.8%
As a percentage of total revenue	15.1%	34.0%

Sales and marketing expense for the three months ended September 30, 2020 increased $37.1 million, or 47.8%, compared to the three months ended September 30, 2019. The increase was due primarily to an increase in personnel-related expenses of $12.6 million, excluding stock-based compensation expense, due to increased headcount, an increase in payment processing fees of $12.0 million, an increase in expenses related to our showrooms of $4.4 million, an increase in spending on advertising and marketing programs of $2.3 million, and an increase in stock-based compensation expense of $1.8 million. Total sales and marketing spend as a percentage of revenue decreased, driven by elevated demand due to stay-at-home orders issued by governments around the world in response to the COVID-19 pandemic.

General and Administrative

	Three Months Ended September 30,
	2020	2019	% Change
	(dollars in millions)
General and administrative	$108.6	$60.9	78.2%
As a percentage of total revenue	14.3%	26.7%

General and administrative expense for the three months ended September 30, 2020 increased $47.7 million, or 78.2%, compared to the three months ended September 30, 2019. The increase was primarily due to an increase in personnel-related expenses of $16.5 million, excluding stock-based compensation expense, due to increased headcount, an increase in professional fees, comprised of legal, audit and consulting fees of $10.2 million, an increase in facilities costs from additional leased spaces of $6.6 million, additional costs due to system implementations of $4.4 million, and an increase in stock-based compensation expense of $3.2 million.

Research and Development

	Three Months Ended September 30,
	2020	2019	% Change
	(dollars in millions)
Research and development	$36.6	$17.4	109.7%
As a percentage of total revenue	4.8%	7.7%

Research and development expense for the three months ended September 30, 2020 increased $19.1 million, or 109.7%, compared to the three months ended September 30, 2019. This increase was due primarily to an increase in personnel-related expenses, which, excluding stock-based compensation expense, increased $8.9 million, due to increased headcount, an increase of $4.4 million in product development and research costs associated with development of new software features and products, and an increase of $3.8 million in software expense.

Other Income, Net and Income Tax Expense

	Three Months Ended September 30,
	2020	2019	% Change
	(dollars in millions)
Other income, net	$1.7	$1.2	44.0%
Income tax expense	$1.3	$0.1	NM
___________________________
*NM - not meaningful

Other income, net, was $1.7 million for the three months ended September 30, 2020 compared to $1.2 million for the three months ended September 30, 2019. The increase was primarily due to an increase of $2.6 million of unrealized gains from impacts of changes in foreign exchange rates, and an increase of $1.0 million in interest earned on cash, cash equivalents, and short-term investments, partially offset by foreign exchanges losses of $2.8 million. Income tax expense increased primarily due to state and international taxes.
Liquidity and Capital Resources
Our operations have been funded primarily through cash flow from operating activities and net proceeds from the sales of our equity securities. As of September 30, 2020, we had cash and cash equivalents of approximately $1.4 billion and marketable securities of $592.3 million.

As of September 30, 2020, our marketable securities portfolio primarily consists of U.S. government notes and investment grade corporate securities. Given market volatility since March 2020 we have taken actions to protect against principal risk such as moving cash to government money market funds, closely monitoring credit default spreads as well as downgraded and other securities that may bear increased risk, and selling certain securities that may no longer align with our investment strategy.

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

The Amended Credit Agreement provides for a $250.0 million secured revolving credit facility, including up to the lesser of $150.0 million and the aggregate unused amount of the facility for the issuance of letters of credit. Interest on the Amended Credit Agreement is paid based on LIBOR plus 2.75% or an Alternative Base Rate plus 1.75%. We are required to pay an annual commitment fee of 0.375% on a quarterly basis based on the unused portion of the revolving credit facility. The principal amount, if any, is payable in full in June 2024. As of September 30, 2020, we had not drawn on the credit facility and did not have outstanding borrowings under the Amended Credit Agreement.  As of September 30, 2020, we had outstanding letters of credit totaling $4.8 million issued primarily to cover security deposits for an operating lease obligation.

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

Cash Flows

	Three Months Ended September 30,
	2020	2019
	(in millions)
Net cash flows provided by (used in) operating activities	$312.1	$(76.2)
Net cash flows provided by investing activities	62.4	92.8
Net cash flow provided by financing activities	18.8	1,198.4

Operating Activities
Net cash provided by operating activities of $312.1 million for the three months ended September 30, 2020 was primarily due to an increase in net change in operating assets and liabilities of $185.3 million, net income of $69.3 million and non-cash adjustments of $57.5 million. The increase in net operating assets and liabilities was primarily due to a $156.4 million increase in accounts payable and accrued expenses related to increased expenditures to support general business growth, as well as the timing of payments, and a $157.4 million increase in customer deposits and deferred revenue driven by elevated sales volumes and longer delivery windows, partially offset by a $118.0 million increase in inventory levels as we ramped up supply to meet the current increased demand. Non-cash adjustments primarily consisted of stock-based compensation expense, right-of use-asset operating lease expense, and depreciation and amortization expense.

Net cash used in operating activities of $76.2 million for three months ended September 30, 2019 was primarily due to a net loss of $49.8 million and a decrease in net change in operating assets and liabilities of $61.8 million, partially offset by non-cash adjustments of $35.4 million. The decrease in net operating assets and liabilities was primarily due to a $69.1 million increase in inventory levels as we ramped up supply to support demand ahead of the holiday season; partially offset by a $17.5 million increase in accounts payable and accrued expenses related to increased expenditures to support general business growth as well as the timing of payments, and an $8.5 million increase in customer deposits and deferred revenue driven by increased sales and timing. Non-cash adjustments primarily consisted of stock-based compensation, right-of-use-asset operating lease expense, and depreciation and amortization expense.

Investing activities
Net cash provided by investing activities for the three months ended September 30, 2020 of $62.4 million was primarily related to maturities of marketable securities of $124.5 million, partially offset by $49.2 million used for capital expenditures primarily related to the continued build out of our New York City headquarters, our new Peloton studios in London, our new manufacturing facilities in Taiwan, and new showrooms.

Net cash provided by investing activities for the three months ended September 30, 2019 of $92.8 million was primarily related to maturities of marketable securities of $115.3 million, partially offset by $19.1 million used for capital expenditures primarily related to the continued build out of our new Peloton Studios in New York and London, our New York City headquarters, and new showrooms.

Financing activities
Net cash provided by financing activities of $18.8 million for the three months ended September 30, 2020 was primarily related to proceeds from exercise of stock options of $15.4 million and $3.3 million in net proceeds from withholdings under the 2019 employee stock purchase plan.

Net cash provided by financing activities of $1.2 billion for the three months ended September 30, 2019 was primarily related to proceeds from our IPO and concurrent private placement, net of the underwriting discount and before deducting offering costs of $6.3 million.

Contractual Obligations
There were no material changes in our contractual obligations and commitments during the three months ended September 30, 2020 from the contractual obligations and commitments disclosed in the Form 10-K. See Note 8 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of September 30, 2020.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity/deficit, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Note 2 of the notes to our condensed consolidated financial statements in the section titled “—Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk
We had cash and cash equivalents and marketable securities of approximately $2.0 billion as of September 30, 2020. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

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

Foreign Currency Risk
Our international sales are primarily denominated in foreign currencies and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our revenue. We source and manufacture inventory primarily in U.S. dollars and Taiwanese dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. For example, we recently purchased Tonic, a contract manufacturer, and our operating expenses incurred in manufacturing our products in Tonic's facilities in Taiwan are denominated in foreign currencies and not in U.S. dollars. In addition, our suppliers incur many costs, including labor and supply costs, in other currencies. While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses. We use derivative instruments, such as foreign currency forwards, and have the ability to use option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. Our exposure to foreign currency exchange rates has historically been partially hedged as our foreign currency denominated inflows create a natural hedge against our foreign currency denominated expenses.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 8 in the “Notes to our Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the accompanying notes and the information contained in our other public filings before deciding whether to invest in shares of our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

These challenges, and others concerning the licensing of music on our platform, may subject us to significant liability for copyright infringement, breach of contract, or other claims. For additional information, see Note 8 of the notes to our condensed consolidated financial statements and the section titled “—Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.

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

We have expanded our operations rapidly and have limited operating experience at our current size. For example, between June 30, 2017 and September 30, 2020, our employee headcount increased from 443 to 4,404, and we expect headcount growth to continue for the foreseeable future. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. Moreover, the vertically integrated nature of our business, where we design our own Connected Fitness Products, develop our own software, produce original fitness and wellness programming, sell our products exclusively through our own sales teams and e-commerce site, and assemble, deliver, and service our Connected Fitness Products, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. For example, as a result of the current COVID-19 pandemic we may not be able to manage our business effectively and, in particular, we may experience difficulties in meeting consumer demand for our Connected Fitness Products and services, due to our employees becoming ill, being unable to travel to our facilities, and constraints within our supply chain. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed.

Our growth strategy contemplates a significant increase in our advertising and other marketing spending and expanding our retail showroom presence. Many of our existing retail showrooms are relatively new and we cannot assure you that these showrooms or that future showrooms will generate revenue and cash flow comparable with those generated by our more mature locations, especially as we move to new geographic markets. Moreover, certain occurrences outside of our control may result in the closure of our retail showrooms. For example, as a result of the ongoing COVID-19 pandemic, we temporarily closed all of our retail showrooms, and while we have reopened retail showrooms, it has been under new operating limitations such as shorter operating hours, mask guidelines for employees and customers, and other constraints on our previous retail sales strategies. We have also had to temporarily close certain showrooms due to employee illness, and may need to do so in the future. We are unable to predict whether consumer shopping behaviors will change as we make these changes to adjust to the COVID-19 pandemic. Further, many of our retail showrooms are leased pursuant to multi-year short-term leases, and our ability to negotiate favorable terms on an expiring lease or for a lease renewal option may depend on factors that are not within our control. We may also open additional production studios as we expand internationally, which will require significant additional investment. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.

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

Once our Connected Fitness Products are purchased, our Members rely on our high-touch delivery and set up service to deliver and install their equipment in a professional and efficient manner. Our Members also rely on our support services to resolve any issues related to the use of our Connected Fitness Products and content. Providing a high-quality Member experience is vital to our success in generating word-of-mouth referrals to drive sales and for retaining existing Members. Due to the COVID-19 pandemic, our ability to provide high-quality Member support has been significantly impacted. For example, due to COVID-19, we have at times been unable to provide in-home servicing of our Connected Fitness Products, we have at times had to pause and temporarily suspend the sale, delivery, and installation of the Tread, and delivery procedures for the Bike are still limited in some locations where we are unable to provide in-home delivery and set up services. In addition, the closure of our offices has forced our Member support staff to work from home, which may result in work-productivity issues or a decrease in efficiencies, particularly during times of high call volume as we have seen when delivery lead times get longer. The importance of high-quality support will increase as we expand our business and introduce new products and services. If we do not help our Members quickly resolve issues and provide effective ongoing support, our reputation may suffer and our ability to retain and attract Members, or to sell additional products and services to existing Members, could be harmed.

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

Moreover, volatile economic conditions may make it more likely that our suppliers and logistics providers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. In addition, international supply chains may be impacted by events outside of our control and limit our ability to procure timely delivery of supplies or finished goods and services. Importing and exporting has involved more risk, since the beginning of 2018, as there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. Several of the components that go into the manufacturing of our Connected Fitness Products are sourced internationally, including from China, where the United States has imposed tariffs on specified products imported therefrom following the U.S. Trade Representative Section 301 Investigation. These issues could be further exacerbated by the progression of the COVID-19 outbreak. We have seen, and may continue to see, increased congestion and/or new import/export restrictions implemented at ports that we rely on for our business. In many cases, we have had to secure alternative transportation, such as air freight, or use alternative routes, at increased costs to run our supply chain. These tariffs have an impact on our component costs and have the potential to have an even greater impact depending on the outcome of the current trade negotiations, which have been protracted and recently resulted in increases in U.S. tariff rates on specified products from China. Increases in our component costs could have a material effect on our gross margins. The loss of a significant supplier, an increase in component costs, or delays or disruptions in the delivery of components, could adversely impact our ability to generate future revenue and earnings and have an adverse effect on our business, financial condition, and operating results.

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

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers, based on our estimates of future demand for particular products and services. Failure to accurately forecast our needs may result in manufacturing delays or increased costs. Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products and services, changes in demand for the products and services of our competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions, such as those caused by the current COVID-19 outbreak. This risk will be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. For example, we have experienced an unexpected increase in demand for our Connected Fitness Products as a result of government shelter-in-place orders and other stay-at-home dynamics in response to the COVID-19 pandemic, which has resulted in inventory shortages, delayed delivery timelines and delays in fulfilling support requests. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale.

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

If we are unable to sustain pricing levels for our portfolio of Connected Fitness Products and subscription services, whether due to competitive pressure or otherwise, our gross margins could be significantly reduced. Further, our decisions around the development of new products and services are grounded in assumptions about eventual pricing levels. If there is price compression in the market after these decisions are made, it could have a negative effect on our business.

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

We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our “One Peloton” culture, which is based on the idea that if we work together, we will be more efficient and perform better because of one another. As we continue to grow, including geographically expanding our presence outside of our headquarters in New York City, and developing the infrastructure associated with being a public company, we will need to maintain our “One Peloton” culture among a larger number of employees, dispersed across various geographic regions. The widespread stay-at-home orders and other limitations requiring work from home resulting from the COVID-19 pandemic have required us to make substantial changes to the way that the vast majority of our employee population does their work, and we have faced new and unforeseen challenges arising from the management of remote, geographically dispersed teams. Our response to the changing work environment has included a number of employee-focused benefits initiatives, such as child care and work from home technology reimbursements, which are aimed at increasing productivity and employee morale and which have increased our costs. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

We have a limited operating history with which to evaluate and predict the profitability of our subscription model. Additionally, we may introduce new revenue models in the future.

The majority of our Subscribers are on month-to-month subscription terms and may cancel their subscriptions at any time. We have limited historical data with respect to subscription renewals, so we may be unable to accurately predict customer renewal rates. Additionally, prior renewal rates may not accurately predict future Subscriber renewal rates for a variety of reasons, such as Subscribers’ dissatisfaction with our offerings and the cost of our subscriptions, macroeconomic conditions, or new offering introductions by us or our competitors. If our Subscribers do not renew their subscriptions, our revenue may decline and our business will suffer. Moreover, while we have experienced a significant increase in our Subscriber base since the outbreak of COVID-19, it remains uncertain how the COVID-19 pandemic will impact Subscriber renewal rates in the long-term.

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

In order to protect our brand and intellectual property rights, we spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights can be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our failure to secure, protect, and enforce our intellectual property rights could seriously damage our brand and our business.

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

Our Member engagement on mobile devices depends upon effective operation with mobile and streaming device operating systems, networks, and standards that we do not control.

A significant and growing portion of our Members access our platform through the Peloton App and there is no guarantee that popular mobile devices or television streaming devices will continue to support the Peloton App or that device users will use the Peloton App rather than competing products. We are dependent on the interoperability of the Peloton App with popular mobile and television streaming operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our digital offering or give preferential treatment to competitors could adversely affect our platform’s usage on mobile devices and televisions. Additionally, in order to deliver high-quality content, it is important that our digital offering is designed effectively and works well with a range of mobile and streaming technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile and streaming industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our Members to access and use our platform on their mobile devices or TVs, or Members find our App does not effectively meet their needs, our competitors develop products and services that are perceived to operate more effectively on mobile devices or TVs, or if our Members choose not to access or use our platform on their mobile devices or TVs or use products that do not offer access to our platform, our Member growth and Member engagement could be adversely impacted.

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

We generally provide a minimum 12-month limited warranty on all of our Connected Fitness Products. In addition, we permit returns of our Bike by first-time purchasers for a full refund within 30 days of delivery. The occurrence of any defects in our Connected Fitness Products could result in an increase in returns or make us liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if returns or warranty claims were to materially exceed anticipated levels. Due to the current COVID-19 pandemic, we may experience higher product returns as consumer discretionary spending decreases. Moreover, in light of changes we have made to our delivery procedures in connection with the current COVID-19 outbreak, it is possible that warranty claims may increase above historical rates, and we may be unable to satisfactorily validate and resolve warranty claims where the COVID-19 pandemic prevents us from performing in-home service appointments. For example, if we are unable to resolve warranty claims through in-home service appointments, in some cases we have sent the Member a replacement Bike frame and have requested that they hold the impaired Bike frame until a later date when we can safely retrieve it. In addition, we have been, and in the future could be, subject to costs related to product recalls, and we could incur significant costs to correct any defects, warranty claims, or other problems. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease consumer and Member confidence and demand, and adversely affect our financial condition and operating results. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and operating results.

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

From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. Litigation and regulatory proceedings, and particularly the intellectual property infringement matters that we are currently facing or could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable, or require us to stop offering certain features, all of which could negatively affect our membership and revenue growth. See Note 8 of the notes to our condensed consolidated financial statements and the section titled “—Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.

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

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, and other factors, such as consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, levels of unemployment, and tax rates. In particular, we believe that the current COVID-19 outbreak and its resulting global macroeconomic impact may adversely affect consumer discretionary spending and, though demand for our Connected Fitness Products and services has remained high due to government shelter-in-place orders and other stay at home trends, may result in decreased demand for our Connected Fitness Products in the long-term. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, including due to the COVID-19 outbreak, trends in consumer discretionary spending also remain unpredictable and subject to reductions. To date, our business has operated almost exclusively in a relatively strong economic environment and, therefore, we cannot be sure the extent to which we may be affected by recessionary conditions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services could have an adverse effect on our business, financial condition, and operating results.

Covenants in the loan and security agreement governing our revolving credit facility may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely impacted.

We entered into the Amended Credit Agreement with JPMorgan Chase Bank, N.A., Bank of America, N.A., Barclays Bank PLC, Goldman Sachs Lending Partners LLC, and Silicon Valley Bank in June 2019, which amended and restated the loan and security agreement that we previously entered into in November 2017, providing for a $250.0 million secured revolving line of credit. The term loan and revolving credit facility contains various restrictive covenants, including, among other things, minimum liquidity and revenue requirements, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related party transactions. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Pursuant to the agreement, we granted the parties thereto a security interest in substantially all of our assets. See Note 7 of the notes to our consolidated financial statements and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Amended Credit Agreement” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We have undergone three ownership changes on November 30, 2015 and April 18, 2017 and February 24, 2020 and our NOLs arising before those dates are subject to one or more Section 382 limitations which may materially limit the use of such NOLs to offset our future taxable income. In addition, future changes in our stock ownership, the causes of which may be outside of our control, could result in an additional ownership change under Section 382 of the Code. Our NOLs may also be impaired under state laws. In addition, under the 2017 Tax Cuts and Jobs Act, or Tax Act, tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act, was signed into law. The CARES Act changes certain provisions of the Tax Act. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

Recent or future changes to U.S., U.K. and other foreign tax laws could impact the tax treatment of our foreign earnings. We generally conduct our international operations through wholly owned subsidiaries, branches, or representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Further, we are in the process of implementing an international structure that aligns with our financial and operational objectives as evaluated based on our international markets, expansion plans, and operational needs for headcount and physical infrastructure outside the United States. The intercompany relationships between our legal entities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Although we believe we are compliant with applicable transfer pricing and other tax laws in the United States, the United Kingdom, and other relevant countries, changes in such laws and rules may require the modification of our international structure in the future, which will incur costs, may increase our worldwide effective tax rate, and may adversely affect our financial position and operating results. In addition, significant judgment is required in evaluating our tax positions and determining our provision for income taxes.

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

The new rules and regulations applicable to public companies, and stockholder litigation brought recently against public companies, have made it more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members on our board of directors, or our Board of Directors, and qualified executive officers.

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

Because we ceased to be an "emerging growth company" on June 30, 2020, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting beginning with our first annual report for the fiscal year ending June 30, 2021. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in September 2019 at a price of $29.00 per share, our stock price has ranged from $17.70 to $139.75 through October 30, 2020. In addition, the trading prices of securities of technology companies in general have been highly volatile. Moreover, while the market price of the common stock of many technology companies have fallen significantly since the outbreak of the COVID-19 pandemic, the trading price of our Class A common has increased. There are no assurances that the trading price of our Class A common stock will continue at this level for any period of time and the extent to which, and for how long, the COVID-19 pandemic may impact the market price of our Class A common stock is unclear. Moreover, the trading price of our Class A common stock could experience a significant decrease once the longer-term scope and impact of COVID-19 is better understood.

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

There were a total of 291,812,498 shares of our Class A common stock and Class B common stock outstanding as of September 30, 2020. All shares of our Class A common stock and Class B common stock are freely tradable, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

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
In addition, as of September 30, 2020, we had options outstanding that, if fully exercised, would result in the issuance of 52,015,849 shares of Class B common stock and 12,980,110 shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the open market.

The dual class structure of our common stock has the effect of concentrating voting control with our directors, executive officers, and certain other holders of our Class B common stock; this will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. As of September 30, 2020, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the voting power of our capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) ten years from the closing of the IPO, and (iii) the date the shares of Class B common stock cease to represent at least 1% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Date : November 5, 2020

PELOTON INTERACTIVE, INC.
By:	/s/ John Foley
John Foley Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jill Woodworth
Jill Woodworth Chief Financial Officer (Principal Financial Officer)