Form 10-Q
period 2020-12-31
PELOTON INTERACTIVE, INC.
filed 2021-02-05
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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

As of January 29, 2021, the number of shares of the registrant's Class A common stock outstanding was 263,637,415 and the number of shares of the registrant's Class B common stock outstanding was 30,864,250.

	TABLE OF CONTENTS
		Page

	Special Note Regarding Forward Looking Statements	3

	Part I. Financial Information
Item 1	Financial Statements	5
	Condensed Consolidated Balance Sheets as of December 31, 2020 and June 30, 2020 (unaudited)	5
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended December 31, 2020 and 2019 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2020 and 2019 (unaudited)	6
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended December 31, 2020 and 2019 (unaudited) and Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity for the Six Months Ended December 31, 2020 and 2019 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	11
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4	Controls and Procedures	37

	Part II. Other Information
Item 1	Legal Proceedings	39
Item 1A	Risk Factors	39
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 6	Exhibits	66

SIGNATURES		67

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

•our ability to further penetrate our existing Subscription base and maintain and expand our Subscription base;

•the expected timing for completion of our acquisition of Precor Incorporated, a Delaware corporation ("Precor");

•the expected benefits of the proposed acquisition of Precor;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,	June 30,
	2020	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,248.4	$1,035.5
Marketable securities	862.1	719.5
Accounts receivable, net	54.1	34.6
Inventories, net	522.8	244.5
Prepaid expenses and other current assets	172.6	124.5
Total current assets	2,860.0	2,158.6
Property and equipment, net	405.1	242.3
Intangible assets, net	38.9	16.0
Goodwill	40.8	39.1
Restricted cash	1.5	1.5
Operating lease right-of-use assets, net	537.6	492.5
Other assets	26.5	31.8
Total assets	$3,910.5	$2,981.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$721.4	$361.7
Customer deposits and deferred revenue	611.0	363.6
Operating lease liabilities, current	41.7	33.1
Other current liabilities	10.2	13.9
Total current liabilities	1,384.4	772.2
Operating lease liabilities, non-current	577.5	508.2
Other non-current liabilities	20.2	23.4
Total liabilities	1,982.1	1,303.8
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 Class A shares authorized, 263,239,900 and 237,518,574 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively; 2,500,000,000 and 2,500,000,000 Class B shares authorized, 31,033,183 and 50,538,538 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively.	—	—
Additional paid-in capital	2,472.7	2,361.8
Accumulated other comprehensive income	16.6	10.1
Accumulated deficit	(561.0)	(693.9)
Total stockholders’ equity	1,928.3	1,678.0
Total liabilities and stockholders’ equity	$3,910.5	$2,981.8
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Revenue:
Connected Fitness Products	$870.1	$389.1	$1,471.5	$550.0
Subscription	194.7	77.1	351.2	144.3
Total revenue	1,064.8	466.3	1,822.7	694.3
Cost of revenue:
Connected Fitness Products	562.8	236.7	927.0	330.1
Subscription	77.2	32.4	142.2	61.9
Total cost of revenue	640.0	269.1	1,069.2	392.1
Gross profit	424.8	197.1	753.5	302.2
Operating expenses:
Sales and marketing	177.4	160.5	292.1	238.1
General and administrative	141.1	77.5	249.7	138.5
Research and development	47.5	20.7	84.1	38.1
Total operating expenses	366.0	258.7	625.8	414.6
Income (loss) from operations	58.8	(61.5)	127.7	(112.4)
Other income, net:
Interest income, net	1.9	5.9	4.3	7.1
Other expense, net	(0.1)	(0.1)	(0.9)	(0.2)
Total other income, net	1.8	5.7	3.5	6.9
Income (loss) before provision for income taxes	60.6	(55.8)	131.2	(105.5)
Income tax benefit	(3.0)	(0.4)	(1.7)	(0.4)
Net income (loss)	$63.6	$(55.4)	$132.8	$(105.2)
Net income (loss) attributable to Class A and Class B common stockholders	$63.6	$(55.4)	$132.8	$(105.2)
Net income (loss) per share attributable to common stockholders, basic	$0.22	$(0.20)	$0.46	$(0.66)
Net income (loss) per share attributable to common stockholders, diluted	$0.18	$(0.20)	$0.39	$(0.66)
Weighted-average Class A and Class B common shares outstanding, basic	292,462,184	279,974,823	290,591,037	159,214,343
Weighted-average Class A and Class B common shares outstanding, diluted	347,886,695	279,974,823	344,994,314	159,214,343
Other comprehensive income (loss):
Net unrealized losses on marketable securities	$(1.3)	$(0.2)	$(2.6)	$(0.2)
Change in foreign currency translation adjustment	5.3	4.7	9.1	3.4
Total other comprehensive income	4.0	4.5	6.5	3.1
Comprehensive income (loss)	$67.5	$(50.9)	$139.4	$(102.0)

See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$132.8	$(105.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	24.2	17.2
Stock-based compensation expense	67.1	35.8
Non-cash operating lease expense	28.2	21.4
Amortization of premium from marketable securities	3.5	(0.5)
Other non-cash items	2.3	—
Changes in operating assets and liabilities:
Accounts receivable	(18.0)	23.8
Inventories	(273.0)	(94.2)
Prepaid expenses and other current assets	(35.2)	(12.5)
Other assets	0.7	(8.1)
Accounts payable and accrued expenses	331.9	98.0
Customer deposits and deferred revenue	245.7	68.3
Operating lease liabilities, net	4.1	(17.5)
Other liabilities	(3.9)	6.7
Net cash provided by operating activities	510.5	33.2
Cash Flows from Investing Activities:
Purchases of marketable securities	(449.1)	(973.1)
Maturities of marketable securities	300.6	141.5
Sales of marketable securities	—	55.4
Cash paid for cost method investment	(0.1)	—
Purchases of property and equipment	(119.4)	(45.3)
Capitalization of internal-use software costs	(0.7)	(3.4)
Business combination, net of cash acquired	—	(45.9)
Asset acquisitions, net of cash acquired	(78.1)	—
Net cash used in investing activities	(346.7)	(870.8)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	1,195.7
Proceeds from employee stock purchase plan withholdings	7.2	2.0
Proceeds from exercise of stock options	53.3	4.2
Taxes withheld and paid on employee stock awards	(16.5)	—
Principal repayments of finance leases	(0.5)	—
Net cash provided by financing activities	43.6	1,201.9
Effect of exchange rate changes	5.5	7.1
Net change in cash, cash equivalents, and restricted cash	212.9	371.4
Cash, cash equivalents and restricted cash — Beginning of period	1,037.0	163.0
Cash, cash equivalents and restricted cash — End of period	$1,249.9	$534.4
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0.3	$—
Cash paid for income taxes	$1.3	$—
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Conversion of convertible preferred stock to common stock	$—	$941.1
Property and equipment accrued but unpaid	$47.2	$7.7
Stock-based compensation capitalized for software development costs	$1.8	$0.9

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance – September 30, 2019	280.3	$—	$2,249.1	$(1.1)	$(672.0)	$1,576.0
Exercise of stock options	0.3	—	2.6	—	—	2.6
Stock-based compensation expense	—	—	17.6	—	—	17.6
Other comprehensive income	—	—	—	4.5	—	4.5
Net loss	—	—	—	—	(55.4)	(55.4)
Balance – December 31, 2019	280.6	$—	$2,269.3	$3.3	$(727.4)	$1,545.2

Balance — September 30, 2020	291.8	$—	$2,412.9	$12.7	$(624.6)	$1,801.0
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	2.4	—	21.4	—	—	21.4
Stock-based compensation expense	—	—	38.5	—	—	38.5
Other comprehensive income	—	—	—	4.0	—	4.0
Net income	—	—	—	—	63.6	63.6
Balance — December 31, 2020	294.3	$—	$2,472.7	$16.6	$(561.0)	$1,928.3

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance - June 30, 2019	210.6	$941.1	25.3	$—	$90.7	$0.2	$(629.5)	$(538.6)
Initial public offering, net of issuance costs of $6.3 million	—	—	43.4	—	1,195.7	—	—	1,195.7
Conversion of redeemable convertible preferred stock to common stock	(210.6)	(941.1)	210.6	—	941.1	—	—	941.1
Exercise of stock options	—	—	1.0	—	5.1	—	—	5.1
Exercise of stock warrants	—	—	0.2	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	36.7	—	—	36.7
Other comprehensive income	—	—	—	—	—	3.1	—	3.1
Net loss	—	—	—	—	—	—	(105.2)	(105.2)
Cumulative effect adjustment in connection with adoption of ASU 2016-02	—	—	—	—	—	—	7.2	7.2
Balance - December 31, 2019	—	$—	280.6	$—	$2,269.3	$3.3	$(727.4)	$1,545.2

Balance - June 30, 2020	—	$—	288.1	$—	$2,361.8	$10.1	$(693.9)	$1,678.0
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	5.9	—	36.9	—	—	36.9
Issuance of common stock under employee stock purchase plan	—	—	0.2	—	5.1	—	—	5.1
Stock-based compensation expense	—	—	—	—	68.9	—	—	68.9
Other comprehensive income	—	—	—	—	—	6.5	—	6.5
Net income	—	—	—	—	—	—	132.8	132.8
Balance - December 31, 2020	—	$—	294.3	$—	$2,472.7	$16.6	$(561.0)	$1,928.3

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
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows and the changes in equity for the interim periods. The results for the three and six months ended December 31, 2020 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2021, or any other period.
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

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, the realizability of inventory, content costs for past use reserve, fair value measurements, the incremental borrowing rate associated with lease liabilities, useful lives of property and equipment, product warranty, goodwill and finite-lived intangible assets, accounting for income taxes, stock-based compensation expense, transaction price estimates, the fair values of assets acquired and liabilities assumed in business combinations, contingent consideration, and commitments and contingencies. Actual results may differ from these estimates.
Recently Issued Accounting Pronouncements
ASU 2016-13
In June 2016, the Financial Accounting Standards Board (“FASB") issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. This standard changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which may result in earlier recognition of allowances for losses, and require expected credit losses to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The Company adopted this standard and related amendments on July 1, 2020. The adoption of this standard did not materially impact the Company's consolidated financial statements.

ASU 2019-12
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which amends ASC Topic 740, Income Taxes. This ASU simplifies the accounting for income taxes by modifying the treatment of intraperiod tax allocation in certain circumstances, eliminating an exception to recognizing deferred tax liabilities for outside basis differences for foreign equity method investments and foreign subsidiaries when ownership or control changes, and modifying interim period tax calculations when a loss is forecast. In addition, this ASU also requires that enacted changes in tax laws or rates be included in the annual effective rate determination in the period that includes the enactment date and clarifies the tax accounting of a step up in tax basis of goodwill. The Company adopted this standard on July 1, 2020. The adoption of this standard did not materially impact the Company's condensed consolidated financial statements.

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

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's revenue is reported net of sales returns, discounts, and incentives as a reduction of the transaction price. Certain contracts include consideration payable that is accounted for as a payment for distinct goods or services. The Company estimates its liability for product returns and concessions based on historical trends by product category, impact of seasonality, and an evaluation of current economic and market conditions and records the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

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

Amounts paid for subscription fees are included within customer deposits and deferred revenue on the Company's condensed consolidated balance sheets and recognized ratably on a month-to-month basis. The Company records payment processing fees for its monthly subscription charges within cost of subscription revenue in the Company's condensed consolidated statements of operations and comprehensive income (loss).

Sales tax collected from customers and remitted to governmental authorities is not included in revenue and is reflected as a liability on the Company's condensed consolidated balance sheets.

Product Warranty
The Company offers a standard product warranty that its Connected Fitness Products will operate under normal, non-commercial use for a period of one year covering the touchscreen and most original Bike, Bike+, Tread, and Tread+ components from the date of original delivery. The Company has the obligation, at its option, to either repair or replace the defective product. At the time revenue is recognized, an estimate of future warranty costs, including costs associated with service of Connected Fitness Products outside of the warranty period, is recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices. The Company’s products are manufactured both in-house and by contract manufacturers, and in certain cases, the Company may have recourse to such contract manufacturers.
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
Disaggregation of Revenue
The Company's revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 13 under the heading "Segment Information".

The Company's revenue disaggregated by geographic region, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(in millions)
North America(1)	$1,007.8	$451.0	$1,729.7	$672.7
Rest of world(2)	57.0	15.2	93.0	21.5
Total revenue	$1,064.8	$466.3	$1,822.7	$694.3

_________________________
(1) Consists of United States and Canada.
(2) Consists of United Kingdom and Germany.

During the three and six months ended December 31, 2020, the Company's revenue attributable to the United States represented 91% and 92% of total revenue, respectively, and 94% and 95% of total revenue for the three and six months ended December 31, 2019, respectively.

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
As of December 31, 2020 and June 30, 2020, customer deposits of $576.3 million and $341.5 million, respectively, and deferred revenue of $34.8 million and $22.1 million, respectively, were included in customer deposits and deferred revenue on the Company's condensed consolidated balance sheet.
In the six months ended December 31, 2020 and 2019, the Company recognized revenue of $22.1 million and $9.5 million, respectively, that was included in the deferred revenue balance as of June 30, 2020 and 2019, respectively.
4. Investments in Marketable Securities
The following table summarizes the Company's investments in marketable securities:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate bonds	$630.9	$0.8	$(0.1)	$631.6
U.S. treasury securities	166.2	0.6	—	166.8
Commercial paper	62.9	—	—	62.9
Supranational securities	31.3	—	—	31.3
Certificate of deposits	7.8	—	—	7.8
	$899.1	$1.4	$(0.1)	$900.4
Less: Restricted marketable securities (1)				$38.4
Total marketable securities				$862.1
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
5. Fair Value Measurements
The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Marketable securities	$900.4	$—	$—	$900.4
Cost-method investments	—	—	0.7	0.7
Total	$900.4	$—	$0.7	$901.1

Liabilities
Other current liabilities:
Contingent consideration	$—	$—	$2.4	$2.4
Other non-current liabilities:
Contingent consideration	—	—	2.2	2.2
Total	$—	$—	$4.6	$4.6

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
The contingent consideration represents the estimated fair value of cash consideration payable in connection with an acquisition that is contingent upon the achievement of certain performance milestones. The Company estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of risk associated with the obligation, which are considered to be Level 3 inputs. The fair value of the contingent consideration arrangement is sensitive to change in the expected achievement of the applicable milestones and changes in discount rate. The Company remeasures the fair value of the contingent consideration arrangement each reporting period, including the accretion of the discount, if applicable, and changes are recognized in general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).
6. Inventory
Inventories were as follows:

	December 31, 2020	June 30, 2020
	(in millions)
Raw materials	$34.0	$17.8
Work-in-process	7.3	4.6
Finished products	495.3	232.5
Total inventories	536.6	254.9
Less: Reserves	(13.7)	(10.5)
Total inventories, net	$522.8	$244.5

7. Acquisitions
Asset Acquisitions
During the three months ended December 31, 2020, the Company completed three separate transactions to acquire certain software, developed technology, and an assembled workforce for use in the development of the Company's connected fitness products and services, for total net cash consideration paid of approximately $78.1 million, inclusive of $2.4 million of direct transaction costs. The Company accounted for each transaction as an asset acquisition in accordance with ASC 805.
Total aggregate consideration allocated for the three transactions was $84.0 million, inclusive of the deferred tax liability of $5.9 million. The Company allocated the consideration based on the relative fair values of the assets acquired in each transaction, resulting in $57.4 million being allocated to developed software, $22.7 million being allocated to developed technology, and $3.9 million being allocated to the assembled workforce.

The developed software acquired was assigned a useful life of 5 years, and is recorded in Property and equipment, net. The developed technology assets acquired were assigned a useful life of 3 years and the assembled workforce was assigned a useful life of 4 years. Both of these acquired assets are recorded in Intangible assets, net.
Pending Transaction
On December 21, 2020, the Company entered into a Stock and Purchase Agreement ("Purchase Agreement") with Amer Sports Corporation ("Parent"), a Finnish corporation, pursuant to which the Company will acquire Precor Incorporated, a Delaware corporation (“Precor”), and certain related entities and assets from Parent and certain of its subsidiaries. Precor manufactures, sells, and distributes cardiovascular and strength-building exercise machines, fitness equipment, and associated technical and digital services.
Under the terms of the Purchase Agreement, the Company has agreed to acquire Precor for $420.0 million in cash, subject to customary adjustments for working capital, transaction expenses, cash, and indebtedness.
The closing of the transactions contemplated by the Purchase Agreement is anticipated to occur during early calendar 2021 and is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Purchase Agreement also provides customary termination rights to each of the parties.

8. Debt and Financing Arrangements
Amended and Restated Credit Agreement
In 2019, the Company entered into an amended and restated loan and security agreement (“Amended Credit Agreement”). The Amended Credit Agreement provides for a $250.0 million secured revolving credit facility, including up to the lesser of $150.0 million and the aggregate unused amount of the facility for the issuance of letters of credit. Interest on the Amended Credit Agreement is paid based on LIBOR plus 2.75% or an Alternative Base Rate plus 1.75%. The Company is required to pay an annual commitment fee of 0.375% on a quarterly basis based on the unused portion of the revolving credit facility.

During the three and six months ended December 31, 2020, the Company incurred total commitment fees of $0.2 million and $0.5 million, respectively, and $0.2 million and $0.4 million during the three and six months ended December 31, 2019, respectively, which are included in interest expense in the condensed consolidated statements of operations and comprehensive income (loss).

The outstanding balance, if any, is payable in full in June 2024. As of December 31, 2020, the Company has not drawn on the credit facility and did not have outstanding borrowings under the Amended Credit Agreement.
In connection with the execution of the Amended Credit Agreement, the Company incurred debt issuance costs of $0.9 million, which are capitalized and presented as other assets on the Company's condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Amended Credit Agreement.
The Company has the option to repay its borrowings under the Amended Credit Agreement without premium or penalty prior to maturity. The Amended Credit Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that include limitations on the Company's ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare cash dividends in the entirety or make certain other distributions, and undergo a merger or consolidation or certain other transactions. The Amended Credit Agreement also contains certain financial condition covenants, including maintaining a total level of liquidity of not less than $125.0 million and maintaining certain minimum total revenue ranging from $725.0 million to $1,985.0 million depending on the applicable date of determination. As of December 31, 2020, the Company was in compliance with the covenants under the Amended Credit Agreement. At December 31, 2020, the Company was contingently liable for approximately $4.8 million in standby letters of credit as security for an operating lease obligation.
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

Prior to the execution of go-forward music license agreements, the Company estimates and records expenses inclusive of estimated content costs for past use as well as normal and recurring music royalty expenses. During the three and six months ended December 31, 2020, the Company recorded content costs for past use and estimates for normal and recurring royalty expense of $3.3 million and $5.6 million, respectively, and $0.9 million and $3.5 million during the three and six months ended December 31, 2019, respectively. The Company includes both of these components in its reserve. As of December 31, 2020 and 2019, the Company recorded reserves of $17.6 million and $21.7 million, respectively, included in Accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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
10. Equity-Based Compensation
2019 Equity Incentive Plan
In August 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (the "2019 Plan"), which was subsequently approved by the Company’s stockholders in September 2019. The 2019 Plan serves as the successor to the 2015 Stock Plan (the "2015 Plan"). The 2015 Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. Any reserved shares not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2019 Plan became available for grant under the 2019 Plan and will be issued as Class A common stock. The number of shares reserved for issuance under the 2019 Plan will increase automatically on July 1 of each of 2020 through 2029 by the number of shares of the Company’s Class A common stock equal to 5% of the total outstanding shares of all of the Company’s classes of common stock as of each June 30 immediately preceding the date of increase, or a lesser amount as determined by the Board of Directors. On July 1, 2020, the number of shares of Class A common stock available for issuance under the 2019 Plan was automatically increased according to its terms by 14,401,954 shares. As of December 31, 2020, the number of shares of Class A common stock available for future award under the 2019 Plan is 50,054,907.

Stock Options
The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2020	66,818,860	$10.57	8.0	$3,153.6
Granted	2,653,078	$86.81
Exercised	(6,031,747)	$7.31
Forfeited	(1,141,370)	$17.24
Outstanding — December 31, 2020	62,298,821	$14.01	7.6	$8,578.9
Vested and Exercisable— December 31, 2020	28,599,374	$6.28	6.7	$4,159.6

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested - June 30, 2020	39,674,590	$7.41
Granted	2,653,078	$36.05
Early exercised unvested	(39,117)	$3.31
Vested	(7,454,067)	$6.62
Forfeited	(1,135,037)	$7.88
Unvested - December 31, 2020	33,699,447	$9.83

During the six months ended December 31, 2020, 633,896 shares of common stock were issued upon cashless exercise of 898,390 options.

The aggregate intrinsic value of options outstanding, vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2020. The fair value of the common stock is the closing stock price of the Company's Class A common stock as reported on the Nasdaq Global Select Market.

As part of the 2015 Plan and 2019 Plan (collectively, the "Plans"), the Company issued options to certain key management that vest upon the achievement of certain performance milestones. During the three and six months ended December 31, 2020, the Company recorded stock-based compensation expense related to the performance-based options of $0.2 million and $0.4 million, respectively, and $0.1 million and $3.9 million for the three and six months ended December 31, 2019, respectively.

For the six months ended December 31, 2020 the weighted-average grant date fair value per option was $36.05. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

Six Months Ended December 31, 2020
Weighted average risk-free interest rate (1)	0.4%
Weighted average expected term (in years)	6.2
Weighted average expected volatility (2)	42.8%
Expected dividend yield	—
____________________________
(1) Based on U.S. Treasury seven-year constant maturity interest rate whose term is consistent with the expected term of the option.
(2) Expected volatility is based on an analysis of comparable public company volatilities and adjusted for the Company’s stage of development.

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2020	616,113	$32.02
Granted	804,740	$89.09
Vested and converted to shares	(159,381)	$39.88
Cancelled	(8,172)	$86.67
Outstanding — December 31, 2020	1,253,300	$67.31

Employee Stock Purchase Plan
In August 2019, the Board of Directors adopted, and in September 2019, the Company's stockholders approved, the 2019 Employee Stock Purchase Plan ("ESPP"), through which eligible employees may purchase shares of the Company's Class A common stock at a discount through accumulated payroll deductions. The ESPP became effective on the date the registration statement, in connection with the Company’s IPO, was declared effective by the SEC (the "Effective Date"). The number of shares of the Company's Class A common stock that will be available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2020, the number of shares of Class A common stock available for issuance under the ESPP was automatically increased according to its terms by 2,880,390 shares. As of December 31, 2020, a total of 8,101,657 shares of Class A common stock are available for sale to employees under the ESPP.

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

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods were as follows:

Six Months Ended December 31, 2020
Weighted average risk-free interest rate	1.1%
Weighted average expected term (in years)	1.2
Weighted average expected volatility	60.0%
Expected dividend yield	—

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

During the three and six months ended December 31, 2020, the Company recorded stock-based compensation expense associated with the ESPP of $2.2 million and $3.8 million, respectively and $0.9 million for each of the three and six months ended December 31, 2019.

In connection with the offering period which ended on August 31, 2020, employees purchased approximately 216,094 shares of Class A common stock at a weighted-average price of $23.73 under the ESPP. As of December 31, 2020, total unrecognized compensation cost related to the ESPP was $12.1 million, which will be amortized over a weighted-average remaining period of 1.4 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(in millions)
Cost of revenue
Connected Fitness Products	$2.0	$0.5	$3.5	$0.7
Subscription	5.1	1.2	9.5	2.2
Total cost of revenue	7.1	1.6	13.0	2.9
Sales and marketing	4.6	2.0	8.0	3.6
General and administrative	21.2	11.2	37.8	24.6
Research and development	4.6	2.4	8.2	4.7
Total stock-based compensation expense	$37.5	$17.1	$67.1	$35.8

As of December 31, 2020, the Company had $385.3 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 3.2 years.
11. Income Taxes
The Company recorded a benefit from income taxes of $3.0 million and $1.7 million for the three and six months ended December 31, 2020, respectively, and $0.4 million for each of the three and six months ended December 31, 2019. Furthermore, the Company's effective tax rates were (4.60)% and (1.24)% for the three and six months ended December 31, 2020, respectively, and 0.79% and 0.32% for the three and six months ended December 31, 2019, respectively. The income tax benefit is driven by adjustments to the valuation allowance resulting from the acquisitions disclosed in Note 7, partially offset by state and international taxes.

The Company maintains a valuation allowance on the majority of its deferred tax assets as it has concluded that it is more likely than not that the deferred assets will not be utilized.
12. Net Income (Loss) Per Share
The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(in millions, except share and per share amounts)
Basic net income (loss) per share:
Net income (loss) attributable to common stockholders	$63.6	$(55.4)	$132.8	$(105.2)
Shares used in computation:
Weighted-average common shares outstanding	292,462,184	279,974,823	290,591,037	159,214,343
Basic net income (loss) per share	$0.22	$(0.20)	$0.46	$(0.66)

Diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$63.6	$(55.4)	$132.8	$(105.2)
Shares used in computation:
Weighted-average common shares outstanding	292,462,184	279,974,823	290,591,037	159,214,343
Weighted-average effect of potentially dilutive securities:
Employee stock options	54,271,831	—	53,426,104	—
Restricted stock units and awards	636,056	—	552,394	—
Shares estimated to be purchased under ESPP	516,624	—	424,779	—
Diluted weighted-average common shares outstanding	347,886,695	279,974,823	344,994,314	159,214,343
Diluted net income (loss) per share	$0.18	$(0.20)	$0.39	$(0.66)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Employee stock options	65,236	40,863,282	206,467	39,488,218
Restricted Stock units and awards	590	—	6,761	—

13. Segment Information
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

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(in millions)
Connected Fitness Products:
Revenue	$870.1	$389.1	$1,471.5	$550.0
Cost of revenue	562.8	236.7	927.0	330.1
Gross profit	$307.3	$152.4	$544.5	$219.8
Subscription:
Revenue	$194.7	$77.1	$351.2	$144.3
Cost of revenue	77.2	32.4	142.2	61.9
Gross profit	$117.5	$44.7	$209.0	$82.4
Consolidated:
Revenue	$1,064.8	$466.3	$1,822.7	$694.3
Cost of revenue	640.0	269.1	1,069.2	392.1
Gross profit	$424.8	$197.1	$753.5	$302.2

Reconciliation of Gross Profit
Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable Segment Gross Profit to consolidated Income (loss) before tax is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(in millions)
Segment Gross Profit	$424.8	$197.1	$753.5	$302.2
Sales and marketing	(177.4)	(160.5)	(292.1)	(238.1)
General and administrative	(141.1)	(77.5)	(249.7)	(138.5)
Research and development	(47.5)	(20.7)	(84.1)	(38.1)
Total other income, net	1.8	5.7	3.5	6.9
Income (loss) before provision for income taxes	$60.6	$(55.8)	$131.2	$(105.5)

14. Subsequent Events
On January 31, 2021, the Company entered into an agreement and plan of merger to purchase various developed technology, intellectual property and related assets for approximately $57.5 million.
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

Overview

Peloton is the largest interactive fitness platform in the world with a loyal community of over 4.4 million Members as of December 31, 2020. We pioneered connected, technology-enabled fitness, and the streaming of immersive, instructor-led boutique classes to our Members anytime, anywhere. We make fitness entertaining, approachable, effective, and convenient while fostering social connections that encourage our Members to be the best versions of themselves. We define a Member as any individual who has a Peloton account through a paid Connected Fitness Subscription, or a paid Peloton Digital subscription.

Our Connected Fitness Product portfolio currently include the Peloton Bike, Bike+, and the Peloton Tread and Tread+. Our revenue is generated primarily from the sale of our Connected Fitness Products and associated recurring subscription revenue. We have experienced significant growth in sales of our Connected Fitness Products, which, when combined with our low Average Net Monthly Connected Fitness Churn has led to significant growth in Connected Fitness Subscriptions. From the three months ended December 31, 2019 to the three months ended December 31, 2020, total revenue grew 128%, and our Connected Fitness Subscription base grew 134%.

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

For the three months ended December 31, 2020 and 2019:

•We generated total revenue of $1,064.8 million and $466.3 million, respectively, representing 128% year-over-year growth;
•As of December 31, 2020 and 2019, we had 1,667,223 and 712,005 Connected Fitness Subscriptions, respectively, representing 134% year-over-year growth;
•Our Average Net Monthly Connected Fitness Churn was 0.76%, and 0.74%, respectively;
•We recognized net income (loss) of $63.6 million and $(55.4) million, respectively; and
•Our Adjusted EBITDA was $116.9 million and $(28.4) million, respectively.

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

Q2 update

We were pleased to announce strong results for the quarter ended December 31, 2020. We continued to see robust demand for our connected fitness platform through the Holiday selling season, and Member engagement gains continue to validate our hardware, software, and content investments. Our new Peloton Tread officially debuted in the U.K. on December 26th and we look forward to extending distribution to additional geographies in the coming months.

On December 21, 2020, we entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Amer Sports Corporation, a Finnish corporation, pursuant to which we will acquire Precor Incorporated, a Delaware corporation (“Precor”), and certain related entities and assets for $420.0 million in cash, subject to customary adjustments for working capital, transaction expenses, cash and indebtedness. Precor manufactures, sells and distributes cardiovascular and strength-building exercise machines, fitness equipment, and associated technical and digital services. The consummation of the acquisition is subject to customary closing conditions, including regulatory approval among other conditions. We currently anticipate that the closing of the transactions contemplated by the Purchase Agreement will occur in early calendar year 2021 and is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Precor has long been a leader in the commercial fitness industry and brings substantial domestic manufacturing capabilities and a deep bench of R&D and manufacturing talent to Peloton. With Precor we see an opportunity to accelerate our plan to produce Peloton products domestically and further enhance our consumer and commercial offerings.

The ongoing COVID-19 pandemic continues to present a challenging operating landscape and we continue to work to address long order-to-delivery timeframes. However, our supply chain investments over the last several months are helping us better match our supply and demand going forward. Our manufacturing output has significantly increased and we have officially begun ramping up production at our new Shin Ji factory in Taiwan. Unfortunately, well-publicized West Coast port delays and COVID-related factors continue to present challenges to returning our delivery times to pre-pandemic levels. With many of our markets reaching record level COVID-19 cases and new stay-at-home orders, we continue to see robust demand for our products. As a consequence, we are carrying a substantial number of deliveries into our fiscal third quarter. While we have significantly increased Bike and Bike+ production over the last several months, we remain supply constrained with longer than acceptable wait times for the delivery of our products. To directly address this situation, we will making significant additional investments in the near term in order to improve our order-to-delivery windows. While this investment will dampen our near-term profitability, improving our Member experience is our first priority.

Content
Our global Content team was exceptionally busy in the quarter. In December, we introduced Peloton Pilates, an eagerly awaited series of 20 classes led by instructors Hannah Corbin, Emma Lovewell, Kristin McGee, Aditi Shah and Sam Yo. Members immediately responded, driving over 650,000 workouts in just three weeks.

Seasonally themed content featured the debut of Gratitude Week, encompassing the Thanksgiving holiday, featured 17 classes across 9 fitness disciplines, driving over 870,000 workouts. A perennial favorite among our Member base, our Annual Thanksgiving Day Turkey Burn live rides led by Robin Arzón and Alex Toussaint were our single largest live rides ever, with a combined live audience of over 88,000 Connected Fitness Members. Another highlight of Gratitude Week was our first ever Live Fit Family class. The quarter we also launched Pre/Postnatal classes led by Robin Arzón.

Heritage months have become widely popular points of engagement on the Peloton platform. This quarter we celebrated LatinX/Hispancic Heritage Month, producing over 25 classes and driving over 330,000 workouts. This year we also extended our Heritage celebrations to our international markets, launching Black History Month in the U.K., and produced a series of Unification Rides hosted by our German instructors Irène Scholz and Erik Jäger.

From the beginning it has been clear that music is a critical component of the Peloton workout experience for our Members. Our music team is committed to providing the most compelling music experience in Connected Fitness, continuing to produce collaborations with artists and music rights holders to bring exclusive “only on Peloton” experiences to our Members. During the quarter ended December 31, 2020, we proudly announced our Beyoncé partnership with seven Beyoncé-themed classes. These classes drove over 1 million workouts in the quarter and included our largest live audiences to date for Yoga and Bike Bootcamp. Other Artist Series launches in the quarter included Metallica, Outkast and--on Christmas Day--The Beatles. Overall, our Artist Series themed classes were taken over 3.6 million times in the quarter, with over 148,000 live class participants across ten fitness disciplines.

And, in another first for our Peloton Music team, this quarter we partnered with the Elvis Presley Estate and Sony Music to produce three original Elvis remixes featuring Big Boi, Dillon Francis and Chromeo. These remixes debuted exclusively on our platform, providing a unique music discovery experience for our Member base.

We were also excited by the early results of our November “Sessions” beta test. Sessions offers Connected Fitness Members the ability to take pre-recorded classes with a synchronized start time, providing Members with a live leaderboard experience and the ability to more easily schedule shared rides with other Peloton Community Members. Sessions represented our first platform-wide feature beta test, logging over 2.1 million workouts by 890,000 Members over just a three-week period. After further refinements, we are looking forward to the relaunch of Sessions in the coming months.

As our international Member community grows, so too does our investment in foreign language content. This quarter we were excited to announce the addition of two German language instructors: Mayla Wedekind and Cliff Dwenger. Based in London, Mayla and Cliff will lead cycling classes in both German and English.

Key Operational and Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended December 31,
	2020	2019
Ending Connected Fitness Subscriptions	1,667,223	712,005
Average Net Monthly Connected Fitness Churn	0.76%	0.74%
Total Workouts (in millions)	98.1	24.3
Average Monthly Workouts per Connected Fitness Subscription	21.1	12.6
Subscription Gross Profit (in millions)	$117.5	$44.7
Subscription Contribution (in millions)(1)	$127.2	$49.7
Subscription Gross Margin	60.3%	58.0%
Subscription Contribution Margin(1)	65.3%	64.4%
Net Income (loss) (in millions)	$63.6	$(55.4)
Adjusted EBITDA (in millions)(2)	$116.9	$(28.4)
Adjusted EBITDA Margin(2)	11.0%	(6.1)%
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
Adjusted EBITDA and Adjusted EBITDA Margin
We calculate Adjusted EBITDA as net income (loss) adjusted to exclude: other (income) expense, net; income tax (benefit); depreciation and amortization expense; stock-based compensation expense; transaction costs; certain litigation expenses, consisting of legal settlements and related fees for specific proceedings that arise outside of the ordinary course of our business; and specific non-recurring costs associated with COVID-19. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue.
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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(in millions)
Net income (loss)	$63.6	$(55.4)	$132.8	$(105.2)
Adjusted to exclude the following:
Other (income), net	(1.8)	(5.7)	(3.5)	(6.9)
Income tax (benefit)	(3.0)	(0.4)	(1.7)	(0.4)
Depreciation and amortization expense	12.8	10.1	24.2	17.2
Stock-based compensation expense	37.5	17.1	67.1	35.8
Litigation and settlement expenses	4.4	5.8	7.5	9.7
Other adjustment items (1)	3.4	0.1	9.4	0.3
Adjusted EBITDA	$116.9	$(28.4)	$235.8	$(49.4)
Adjusted EBITDA Margin	11.0%	(6.1)%	12.9%	(7.1)%
______________________

(1) Includes incremental costs associated with COVID-19 of zero and $5.9 million, respectively, and transaction costs of $3.4 million for each of the three and six months ended December 31, 2020, respectively, and $0.1 million and $0.3 million of transaction costs for the three and six months ended December 31, 2019, respectively.

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

The following table presents a reconciliation of Subscription Contribution to Subscription Gross Profit, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(in millions)
Subscription Revenue	$194.7	$77.1	$351.2	$144.3
Less: Cost of Subscription	77.2	32.4	142.2	61.9
Subscription Gross Profit	$117.5	$44.7	$209.0	$82.4
Subscription Gross Margin	60.3%	58.0%	59.5%	57.1%
Add back:
Depreciation and amortization expense	$4.6	$3.8	$9.0	$7.5
Stock-based compensation expense	5.1	1.2	9.5	2.2
Subscription Contribution	$127.2	$49.7	$227.6	$92.0
Subscription Contribution Margin	65.3%	64.4%	64.8%	63.8%

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
As of December 31, 2020, 97% and 100% of our Connected Fitness Subscription and Peloton Digital subscription bases were paying month-to-month, respectively.
If a Connected Fitness Subscription owns both a Bike and Tread product in the same household, the price of the Subscription remains $39.00 monthly. As of December 31, 2020, approximately 3% of our Connected Fitness Subscriptions owned both a Bike and Tread product.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$870.1	$389.1	$1,471.5	$550.0
Subscription	194.7	77.1	351.2	144.3
Total revenue	1,064.8	466.3	1,822.7	694.3
Cost of revenue(1)(2)
Connected Fitness Products	562.8	236.7	927.0	330.1
Subscription	77.2	32.4	142.2	61.9
Total cost of revenue	640.0	269.1	1,069.2	392.1
Gross profit	424.8	197.1	753.5	302.2
Operating expenses
Sales and marketing(1)(2)	177.4	160.5	292.1	238.1
General and administrative(1)(2)	141.1	77.5	249.7	138.5
Research and development(1)(2)	47.5	20.7	84.1	38.1
Total operating expenses	366.0	258.7	625.8	414.6
Income (loss) from operations	58.8	(61.5)	127.7	(112.4)
Other income, net	1.8	5.7	3.5	6.9
Income (loss) before provision for income tax	60.6	(55.8)	131.2	(105.5)
Income tax benefit	(3.0)	(0.4)	(1.7)	(0.4)
Net income (loss)	$63.6	$(55.4)	$132.8	$(105.2)
____________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(in millions)
Cost of revenue
Connected Fitness Products	$2.0	$0.5	$3.5	$0.7
Subscription	5.1	1.2	9.5	2.2
Total cost of revenue	7.1	1.6	13.0	2.9
Sales and marketing	4.6	2.0	8.0	3.6
General and administrative	21.2	11.2	37.8	24.6
Research and development	4.6	2.4	8.2	4.7
Total stock-based compensation expense	$37.5	$17.1	$67.1	$35.8
____________________
(2) Includes depreciation and amortization expense as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(in millions)
Cost of revenue
Connected Fitness Products	$1.6	$0.8	$2.9	$1.3
Subscription	4.6	3.8	9.0	7.5
Total cost of revenue	6.2	4.6	11.8	8.8
Sales and marketing	3.3	2.2	6.2	3.8
General and administrative	2.0	3.2	4.8	4.5
Research and development	1.3	0.1	1.4	0.1
Total depreciation and amortization expense	$12.8	$10.1	$24.2	$17.2

Comparison of the Three and Six Months Ended December 31, 2020 and 2019

Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
	2020	2019	% Change	2020	2019	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$870.1	$389.1	123.6%	$1,471.5	$550.0	167.6%
Subscription	194.7	77.1	152.4	351.2	144.3	143.4
Total revenue	$1,064.8	$466.3	128.4%	$1,822.7	$694.3	162.5%
Percentage of revenue
Connected Fitness Products	81.7%	83.5%		80.7%	79.2%
Subscription	18.3	16.5		19.3	20.8
Total	100.0%	100.0%		100.0%	100.0%

Three and Six Months Ended December 31, 2020 and 2019

Connected Fitness Products revenue increased $481.0 million and $921.5 million for the three and six month periods ended December 31, 2020 compared to the three and six month periods ended December 31, 2019, respectively. These increases were primarily attributable to the significant growth in the number of Connected Fitness Products delivered during the periods, which was the result of investments made in brand and product awareness, compounded by a strong increase in demand driven by the stay-at-home orders issued by governments around the world in response to the COVID-19 pandemic. This was partially impacted by the longer wait times for deliveries of our products due to slower than anticipated deliveries due to port congestion and unforeseen COVID -19 related closures.

Subscription revenue increased $117.5 million and $206.9 million for the three and six months ended December 31, 2020 compared to the three and six months ended December 31, 2019, respectively. These increases were primarily attributable to the year-over-year growth in our Connected Fitness Subscriptions. The growth of our Connected Fitness Subscriptions was primarily driven by the increased number of Connected Fitness Products delivered during the period and our low Average Net Monthly Connected Fitness Churn of 0.76% and 0.71% for the three and six months ended December 31, 2020, respectively. We believe engagement is a leading indicator of retention. Our Member engagement continued to grow with 21.1 and 20.9 Average Monthly Workouts per Connected Fitness Subscription during the three and six months ended December 31, 2020 compared to 12.6 and 12.2 Average Monthly Workouts per Connected Fitness Subscription for the three and six months ended December 31, 2019, respectively. Members with Connected Fitness Subscriptions worked out with us 98.1 million and 175.8 million times in the three and six months ended December 31, 2020, up from 24.3 million and 43.5 million workouts during the three and six months ended December 31, 2019, respectively, representing over 300% year-over-year growth.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended December 31,			Six Months Ended December 31,
	2020	2019	% Change	2020	2019	% Change
	(dollars in millions)
Cost of Revenue:
Connected Fitness Products	$562.8	$236.7	137.8%	$927.0	$330.1	180.8%
Subscription	77.2	32.4	138.0	142.2	61.9	129.6
Total cost of revenue	$640.0	$269.1	137.8%	$1,069.2	$392.1	172.7%
Gross Profit:
Connected Fitness Products	$307.3	$152.4	101.6%	$544.5	$219.8	147.7%
Subscription	117.5	44.7	162.8	209.0	82.4	153.7
Total Gross profit	$424.8	$197.1	115.5%	$753.5	$302.2	149.3%
Gross Margin:
Connected Fitness Products	35.3%	39.2%		37.0%	40.0%
Subscription	60.3	58.0		59.5	57.1

Three Months Ended December 31, 2020 and 2019

Connected Fitness Products cost of revenue for the three months ended December 31, 2020 increased $326.1 million, or 137.8%, compared to the three months ended December 31, 2019. This increase was primarily driven by costs associated with the growth in the number of Connected Fitness Products delivered during the period.

Our Connected Fitness Product Gross Margin decreased by 385 basis points for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily driven by the price reduction on our Bike from $2,245 to $1,895 as well as increased shipping costs associated with temporary expedited shipping costs.

Subscription cost of revenue for the three months ended December 31, 2020 increased $44.8 million, or 138.0%, compared to the three months ended December 31, 2019. This increase was primarily driven by an increase of $27.2 million in music royalty and streaming delivery fees driven by increased usage of our platform as our Subscription base and engagement continued to increase, an increase of $4.9 million in personnel-related expenses excluding stock-based compensation expense, due to increased headcount, an increase of $3.9 million in stock-based compensation expense, and an increase of $3.1 million in payment processing fees for our monthly subscription billing.

Subscription Gross Margin increased by 240 basis points for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily driven by fixed cost leverage with more Connected Fitness Subscriptions.

Six Months Ended December 31, 2020 and 2019

Connected Fitness Products cost of revenue for the six months ended December 31, 2020 increased $596.9 million, or 180.8%, compared to the six months ended December 31, 2019. This increase was primarily driven by costs associated with the growth in the number of Connected Fitness Products delivered during the period.

Our Connected Fitness Product Gross Margin decreased by 297 basis points for the six months ended December 31, 2020 compared to the six months ended December 31, 2019 primarily driven by the price reduction on our Bike from $2,245 to $1,895 as well as temporary expedited shipping costs.

Subscription cost of revenue for the six months ended December 31, 2020 increased $80.3 million, or 129.6%, compared to the six months ended December 31, 2019. This increase was primarily driven by an increase of $50.2 million in music royalty and streaming delivery fees driven by increased usage of our platform as our Subscription base and engagement continued to increase, an increase of $9.7 million in personnel-related expenses excluding stock-based compensation expense, due to increased headcount, an increase of $7.4 million in stock-based compensation expense, and an increase of $5.5 million in payment processing fees for our monthly subscription billing.

Subscription Gross Margin increased by 243 basis points for the six months ended December 31, 2020 compared to the six months ended December 31, 2019 primarily driven by fixed cost leverage with more Connected Fitness Subscriptions.

Operating Expenses
Sales and Marketing

	Three Months Ended December 31,			Six Months Ended December 31,
	2020	2019	% Change	2020	2019	% Change
	(dollars in millions)
Sales and marketing	$177.4	$160.5	10.6%	$292.1	$238.1	22.7%
As a percentage of total revenue	16.7%	34.4%		16.0%	34.3%

Three and Six Months Ended December 31, 2020 and 2019

Sales and marketing expense increased $16.9 million and $54.0 million when comparing the three and six months ended December 31, 2020 with the three and six months ended December 31, 2019, respectively. These increases were primarily due to a volume-based increase in payment processing fees of $13.4 million and $25.4 million, an increase in personnel-related expenses of $12.9 million and $25.5 million, excluding stock-based compensation expense, due to increased headcount, an increase in expenses related to our showrooms of $5.1 million and $9.5 million, and an increase in stock-based compensation expense of $2.6 million and $4.4 million, partially offset by a deliberate and temporary decrease in spending on advertising and marketing programs of $19.2 million and $16.9 million, respectively to allow us the ability to alleviate our current supply chain challenges.

General and Administrative

	Three Months Ended December 31,			Six Months Ended December 31,
	2020	2019	% Change	2020	2019	% Change
	(dollars in millions)
General and administrative	$141.1	$77.5	82.0%	$249.7	$138.5	80.3%
As a percentage of total revenue	13.2%	16.6%		13.7%	19.9%

Three and Six Months Ended December 31, 2020 and 2019

General and administrative expense increased $63.5 million and $111.2 million when comparing the three and six months ended December 31, 2020 with the three and six months ended December 31, 2019, respectively. These increases were primarily due to our build out of our corporate support teams as we comply with additional public company requirements in our second year, as well as our Member support teams to support our growing Member base. This drove an increase in personnel-related expenses of $24.1 million and $40.6 million, excluding stock-based compensation expense, due to increased headcount, an increase in professional fees, comprised of legal, audit and consulting fees of $19.9 million and $31.8 million, and an increase in stock-based compensation expense of $10.0 million and $13.2 million, respectively.

Research and Development

	Three Months Ended December 31,			Six Months Ended December 31,
	2020	2019	% Change	2020	2019	% Change
	(dollars in millions)
Research and development	$47.5	$20.7	129.9%	$84.1	$38.1	120.7%
As a percentage of total revenue	4.5%	4.4%		4.6%	5.5%

Three and Six Months Ended December 31, 2020 and 2019

Research and development expense increased $26.8 million and $46.0 million when comparing the three and six months ended December 31, 2020 with the three and six months ended December 31, 2019, respectively. These increases were primarily due to an increase in personnel-related expenses, which, excluding stock-based compensation expense, increased $12.2 million and $21.1 million, due to increased headcount, an increase of $6.7 million and $11.1 million in product development and research costs associated with development of new software features and products, and an increase of $4.4 million and $7.9 million in software expense, respectively.

Other Income, Net and Income Tax Benefit

	Three Months Ended December 31,			Six Months Ended December 31,
	2020	2019	% Change	2020	2019	% Change
	(dollars in millions)
Other income, net	$1.8	$5.7	(68.6)%	$3.5	$6.9	(49.5)%
Income tax benefit	$(3.0)	$(0.4)	NM	$(1.7)	$(0.4)	NM
___________________________
*NM - not meaningful

Three and Six Months Ended December 31, 2020 and 2019

Other income, net, was comprised of the following for the three and six months ended December 31, 2020:

•Unrealized gains from the impacts of changes in foreign exchange rates of $4.0 million and $6.5 million;
•Net interest earned on cash, cash equivalents, and short-term investments of $1.9 million and $4.3 million; and
•Foreign exchange losses of $(4.1) million and $(7.3) million, respectively.

Other income, net, was comprised of the following for the three and six months ended December 31, 2019:

•Net interest earned on cash, cash equivalents, and short-term investments of $5.9 million and $7.1 million; and
•Foreign exchange losses of $(0.1) million and $(0.1) million, respectively.

Income tax benefit increased for the three and six months ended December 31, 2020 primarily due to adjustments to the valuation allowance resulting from acquisitions during the period, partially offset by state and international taxes.
Liquidity and Capital Resources
Our operations have been funded primarily through cash flow from operating activities and net proceeds from the sales of our equity securities. As of December 31, 2020, we had cash and cash equivalents of approximately $1.2 billion and marketable securities of $862.1 million.

As of December 31, 2020, our marketable securities portfolio primarily consists of U.S. government notes and investment grade corporate securities.

We believe our existing cash and cash equivalent balances, cash flow from operations, marketable securities portfolio, and amounts available for borrowing under our Amended Credit Agreement (described below) will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, timing and amount of spending related to acquisitions, the timing and amount of spending on research and development, growth in sales and marketing activities, the timing of new Connected Fitness Product introductions, market acceptance of our Connected Fitness Products, timing and investments needed for international expansion, and overall economic conditions. Further, we may use cash to satisfy exercise payments and/or tax withholdings in connection with the settlement of equity awards, or other stock buyback programs. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

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

The Amended Credit Agreement provides for a $250.0 million secured revolving credit facility, including up to the lesser of $150.0 million and the aggregate unused amount of the facility for the issuance of letters of credit. Interest on the Amended Credit Agreement is paid based on LIBOR plus 2.75% or an Alternative Base Rate plus 1.75%. We are required to pay an annual commitment fee of 0.375% on a quarterly basis based on the unused portion of the revolving credit facility. The principal amount, if any, is payable in full in June 2024. As of December 31, 2020, we had not drawn on the credit facility and did not have outstanding borrowings under the Amended Credit Agreement.  As of December 31, 2020, we had outstanding letters of credit totaling $4.8 million issued primarily to cover security deposits for an operating lease obligation.

We have the option to repay our borrowings under the Amended Credit Agreement without premium or penalty prior to maturity. The Amended Credit Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that include limitations on our ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Amended Credit Agreement also contains certain financial condition covenants, including maintaining a total level of liquidity of not less than $125.0 million and maintaining certain minimum total revenue ranging from $725.0 million to $1,985.0 million depending on the applicable date of determination.

Cash Flows

	Six Months Ended December 31,
	2020	2019
	(in millions)
Net cash flows provided by operating activities	$510.5	$33.2
Net cash flows used in investing activities	(346.7)	(870.8)
Net cash flows provided by financing activities	43.6	1,201.9

Operating Activities
Net cash provided by operating activities of $510.5 million for the six months ended December 31, 2020 was primarily due to an increase in net change in operating assets and liabilities of $252.3 million, net income of $132.8 million and non-cash adjustments of $125.3 million. The increase in net operating assets and liabilities was primarily due to a $331.9 million increase in accounts payable and accrued expenses related to increased inventory and other expenditures to support general business growth, as well as the timing of payments, and a $245.7 million increase in customer deposits and deferred revenue driven by elevated sales volumes and longer delivery windows, partially offset by a $273.0 million increase in inventory levels as we ramped up supply to meet the current increased demand. Non-cash adjustments primarily consisted of stock-based compensation expense, operating lease expense, and depreciation and amortization expense.

Investing activities
Net cash used in investing activities for the six months ended December 31, 2020 of $346.7 million was primarily related to purchases of marketable securities of $449.1 million, $119.4 million used for capital expenditures primarily related to the continued build out of our New York City headquarters, our new Peloton studios in London, our new manufacturing facilities in Taiwan, and new showrooms, and $78.1 million relating to acquisitions, partially offset by maturities of marketable securities of $300.6 million.

Financing activities
Net cash provided by financing activities of $43.6 million for the six months ended December 31, 2020 was primarily related to proceeds from exercise of stock options of $53.3 million, partially offset by $7.2 million of taxes withheld and paid on employee stock awards.

Contractual Obligations
As of December 31, 2020, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$908.9	$40.9	$153.1	$156.2	$558.7
Minimum guarantees (2)	47.4	38.1	9.3	—	—
Unused credit facility fee payments (3)	3.2	0.9	1.8	0.4	—
Other purchase obligations (4)	69.4	33.9	33.1	2.5	—
Acquisition of Precor (5)	420.0	420.0	—	—	—
Total	$1,448.9	$533.8	$197.3	$159.1	$558.7
____________________
(1) Lease obligations relate to our office space, warehouses, production studios, equipment, and retail showrooms and microstores. The lease terms are between one and twenty-one years, and the majority of the lease agreements are renewable at the end of the lease period.
(2) We are subject to minimum royalty payments associated with our license agreements for the use of licensed content. See "Risk Factors --Our Most Material Financial, Operational, and Execution Risks— We are a party to many music license agreements that are complex and impose numerous obligations upon us that may make it difficult to operate our business, and a breach of such agreements could adversely affect our business, operating results, and financial condition."
(3) We are required to pay a commitment fee of 0.375% based on the unused portion of the revolving credit facility. As of December 31, 2020, we were contingently liable for approximately $4.8 million in standby letters of credit for our operating lease obligations.
(4) Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to cloud computing costs.
(5) On December 21, 2020, we entered into a Stock and Purchase Agreementv with Amer Sports Corporation pursuant to which we will acquire Precor in cash, subject to customary adjustments for working capital, transaction expenses, cash, and indebtedness. See Note 7 in the “Notes to our Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk
We had cash and cash equivalents and marketable securities of approximately $2.1 billion as of December 31, 2020. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 9 in the “Notes to our Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Risk Factors Summary

Consistent with the foregoing, our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following, which we consider our most material risks:

•We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.
•We may be unable to attract and retain Subscribers, which could have an adverse effect on our business and rate of growth.
•If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative, and updated products and services in a timely manner or effectively manage the introduction of new or enhanced products and services, our business may be adversely affected.
•The market for our products and services is still in the early stages of growth and if it does not continue to grow, grows more slowly than we expect, or fails to grow as large as we expect, our business, financial condition, and operating results may be adversely affected.
•We have a limited operating history and our past financial results may not be indicative of our future performance. Further, our revenue growth rate is likely to slow as our business matures.
•The outbreak of the COVID-19 coronavirus pandemic, or COVID-19, could have an adverse effect on our business, results of operations, and financial condition.
•We operate in a highly competitive market and we may be unable to compete successfully against existing and future competitors.
•We derive a significant majority of our revenue from sales of our Bike. A decline in sales of our Bike would negatively affect our future revenue and operating results.
•We rely on a limited number of suppliers, contract manufacturers, and logistics partners for our Connected Fitness Products. A loss of any of these partners could negatively affect our business.
•We have limited control over our suppliers, contract manufacturers, and logistics partners, which may subject us to significant risks, including the potential inability to produce or obtain quality products and services on a timely basis or in sufficient quantity.
•We depend upon third-party licenses for the use of music in our content. An adverse change to, loss of, or claim that we do not hold necessary licenses may have an adverse effect on our business, operating results, and financial condition.
•Our success depends on our ability to maintain the value and reputation of the Peloton brand.

Risks Factors

Our Most Material Financial, Operational and Execution Risks

We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.

While we had net income of $63.6 million and $132.8 million in the three and six months ended December 31, 2020, respectively, we have incurred operating losses each year since our inception in 2012, including net losses of $(71.6) million, $(195.6) million, and $(47.9) million for fiscal 2020, 2019, and 2018, respectively, and may continue to incur net losses in the future. We expect our operating expenses to increase in the future as we continue our sales and marketing efforts, continue to invest in research and development, expand our operating and retail infrastructure, add content and software features to our platform, expand into new geographies, develop new Connected Fitness Products, and in connection with legal, accounting, and other expenses related to operating as a new public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products and services, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from the COVID-19 pandemic, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.

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

The full effect of the COVID-19 coronavirus pandemic, or COVID-19, is uncertain and cannot be predicted. The COVID-19 pandemic could worsen, or its effects may be prolonged, which could have an adverse effect on our business, results of operations, and financial condition.

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
•our inability to meet consumer demand and delays in the delivery of our products to our customers, resulting in reputational harm and damaged customer relationships;
•increased rates of post-purchase order cancellation, or consumer or consumer protection agency claims and litigation as a result of long delivery lead times and delivery reschedules;
•increased return rates due to a decrease in consumer discretionary spending;
•inventory shortages caused by a combination of increased demand for our Connected Fitness Products that has been difficult to predict with accuracy, and longer lead-times and component shortages in the manufacturing of our Connected Fitness Products, due to work restrictions related to COVID-19, import/export conditions such as port congestion, and local government orders;
•interruptions in our ability to offer live studio classes and produce new content;
•interruptions in manufacturing (including the sourcing of key components), shipment and delivery of our products; for example, in certain instances, we have temporarily closed certain of our field operations warehouses for short periods of time for deep cleanings following confirmed cases of COVID-19;
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

Despite the uncertainties caused by COVID-19, sales of our Connected Fitness Products have increased each quarter during the pandemic as consumers have invested in at-home fitness equipment due to government mandated stay-at-home orders. As a result of our increased sales, the price of our Class A common stock has increased significantly over the course of the past nine months, but has also fluctuated based on developments surrounding COVID-19. For example, when the effectiveness of the first COVID-19 vaccination was announced in November 2020, the stock price of our Class A common stock dropped, and as reports of COVID-19 increased during the 2020 holiday season, the stock price of our Class A common stock rose.

The full extent of the impact of COVID-19 on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak and related stay-at-home orders, the impact on capital and financial markets and global supply chains, and the related impact on the financial circumstances of our Members, all of which are highly uncertain and cannot be predicted. (See also " - Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.") This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

These challenges, and others concerning the licensing of music on our platform, may subject us to significant liability for copyright infringement, breach of contract, or other claims. For additional information, see Note 9 of the notes to our condensed consolidated financial statements and the section titled “—Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.

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

Other Risks Related to Our Business and Financial Condition

We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.

We have expanded our operations rapidly and have limited operating experience at our current size. For example, between June 30, 2017 and December 31, 2020, our employee headcount increased from 443 to 5,862, and we expect headcount growth to continue for the foreseeable future. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. Moreover, the vertically integrated nature of our business, where we design our own Connected Fitness Products, develop our own software, produce original fitness and wellness programming, sell our products exclusively through our own sales teams and e-commerce site, and assemble, deliver, and service our Connected Fitness Products, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. For example, as a result of the current COVID-19 pandemic we may not be able to manage our business effectively and, in particular, we may experience difficulties in meeting consumer demand for our Connected Fitness Products and services, due to our employees becoming ill, being unable to travel to our facilities, and constraints within our supply chain. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed.

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

The pending acquisition of Precor presents risks and we may not realize the strategic and financial goals that were contemplated at the time we entered into the purchase agreement.

Risks we may face in connection with the pending acquisition and subsequent integration of Precor include:

•The closing conditions to the acquisition may not be satisfied or waived, including that the expiration or termination of the applicable waiting period may not be satisfied or waived under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;
•We may not realize the benefits we expect to receive from the transaction, such as anticipated synergies;
•We may have difficulties managing Precor’s technologies and lines of business or retaining key personnel from Precor;
•The acquisition may not further our business strategy as we expected, we may not successfully integrate Precor as planned, there could be unanticipated adverse impacts on Precor’s business, or we may otherwise not realize the expected return on our investments, which could adversely affect our business or operating results and potentially cause impairment to assets that we record as a part of an acquisition including intangible assets and goodwill;
•Our operating results or financial condition may be adversely impacted by (i) claims or liabilities related to Precor’s business including, among others, claims from government agencies, terminated employees, current or former customers, consumers or business partners, or other third parties; (ii) pre-existing contractual relationships or lines of business of Precor that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (iii) unfavorable accounting treatment as a result of Precor’s practices; and (iv) intellectual property claims or disputes;
•Precor may not have been required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002. The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of Precor’s financial and disclosure controls and procedures;
•The acquisition will result in us owning and operating our first U.S.-based manufacturing facilities and we may have difficultly incorporating Precor’s manufacturing and supply chain operations into our existing manufacturing and supply chain infrastructure, potentially resulting in new and unexpected operational complexities and costs;
•Precor operates in segments of the commercial market that we have less experience with, including traditional gyms, multifamily residences, hotels and college and corporate campuses, and any further expansion of our operations into these segments could present various integration challenges and result in increased costs and other unforeseen challenges;
•Precor serves more than 100 countries worldwide, and the acquisition will result in an expansion of our operations into new jurisdictions, which could present significant integration challenges and result in significant increased risks and costs inherent in doing business in international markets (see “—We plan to expand into international markets, which will expose us to significant risks”);
•Precor's employees in a number of countries around the world will become Peloton employees upon closing, and we may face new and unanticipated challenges in employing this significant workforce, including integrating these employees into our existing business units, providing benefits and working conditions that comply with the laws in jurisdictions in which we haven't operated before, and maintaining our One Peloton culture; and
•We may fail to identify or assess the magnitude of certain liabilities, shortcomings or other risks in Precor's business prior to finalizing the acquisition of Precor, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, a diversion of management’s attention and resources, and other adverse effects on our business, financial condition, and operating results;

The occurrence of any of these risks could have a material adverse effect on our business, financial condition, and operating results. See “—We may engage in merger and acquisition activities, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.

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

In addition to expanding our operations into international markets through the sale of our Connected Fitness Products and the production of our platform content, we have, and may in the future, expand our international operations through acquisitions of, or investments in, foreign entities, which may result in additional operational costs and risks. For example, as a result of our recent acquisition of Tonic, one of our manufacturing partners and a Taiwanese entity, we own and are responsible for managing a manufacturing plant in Taiwan. This acquisition requires us to, among other things, fulfill Tonic’s obligations under existing service contracts that are unrelated to our current business, address the difficulties of managing a new workforce in a foreign country with different labor laws, customs, and language barriers, and successfully maintain relationships with Tonic’s current suppliers and contract partners. Additionally, in December 2020, we announced our pending acquisition of Precor which serves more than 100 countries worldwide. As a result, we will need to increase our operations and efforts abroad, which could result in various integration challenges and amplify the various risks and costs of doing business in international markets described above

We have limited experience with international regulatory environments and market practices and may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. We may face limited brand recognition in certain parts of the world that could lead to non-acceptance or delayed acceptance of our products and services by consumers in new markets. We may also face challenges to acceptance of our fitness and wellness content in new markets. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, financial condition, and operating results.

We may engage in merger and acquisition activities, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.

As part of our business strategy, we have made and, in the future, intend to continue to make investments in other companies, products, or technologies, including acquisitions that may result in our entering markets or lines of business in which we do not currently have expertise. For example, in June 2018, we acquired Neurotic Media to develop a proprietary music platform that our instructors use to curate class playlists, and in October 2019, we acquired Tonic, one of our manufacturing partners. In December 2020, we announced our pending acquisition of Precor in order to establish U.S. manufacturing capacity, boost research and development capabilities, and accelerate our penetration of the commercial market.

We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all, in the future. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by Members, prospective Members, employees, or investors. Moreover, an acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition, and operating results. Some acquisitions may require us to spend considerable time, effort, and resources to integrate employees from the acquired business into our teams, and acquisitions of companies in lines of business in which we lack expertise may require considerable management time, oversight, and research before we see the desired benefit of such acquisitions. Therefore, we may be exposed to unknown liabilities and the anticipated benefits of any acquisition, investment, or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company.

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

We entered into the Amended Credit Agreement with JPMorgan Chase Bank, N.A., Bank of America, N.A., Barclays Bank PLC, Goldman Sachs Lending Partners LLC, and Silicon Valley Bank in June 2019, which amended and restated the loan and security agreement that we previously entered into in November 2017, providing for a $250.0 million secured revolving line of credit. The term loan and revolving credit facility contains various restrictive covenants, including, among other things, minimum liquidity and revenue requirements, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related party transactions. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Pursuant to the agreement, we granted the parties thereto a security interest in substantially all of our assets. See Note 8 of the notes to our consolidated financial statements and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Amended Credit Agreement” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

Other Risks Related to Our Connected Fitness Products and Members

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

Risks Related to Laws, Regulation, and Legal Proceedings

From time to time, we may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. Litigation and regulatory proceedings, and particularly the intellectual property infringement matters that we are currently facing or could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable, or require us to stop offering certain features, all of which could negatively affect our membership and revenue growth. See Note 9 of the notes to our condensed consolidated financial statements and the section titled “—Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.

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

Risks Related to Intellectual Property

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

Risks Related to Service Providers and Our Employees

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

Other General Risk Factors

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in September 2019 at a price of $29.00 per share, our stock price has ranged from $17.70 to $171.09 through January 29, 2021. In addition, the trading prices of securities of technology companies in general have been highly volatile. Moreover, while the market price of the common stock of many technology companies have fallen significantly since the outbreak of the COVID-19 pandemic, the trading price of our Class A common has increased. There are no assurances that the trading price of our Class A common stock will continue at this level for any period of time and the extent to which, and for how long, the COVID-19 pandemic may impact the market price of our Class A common stock is unclear. Moreover, the trading price of our Class A common stock could experience a significant decrease once the longer-term scope and impact of COVID-19 is better understood.

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
•the pending acquisition of Precor;
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

There were a total of 294,273,083 shares of our Class A common stock and Class B common stock outstanding as of December 31, 2020. All shares of our Class A common stock and Class B common stock are freely tradable, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

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
In addition, as of December 31, 2020, we had options outstanding that, if fully exercised, would result in the issuance of 49,395,498 shares of Class B common stock and 12,903,323 shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the open market.

The dual class structure of our common stock has the effect of concentrating voting control with our directors, executive officers, and certain other holders of our Class B common stock; this will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. As of December 31, 2020, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the voting power of our capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) ten years from the closing of the IPO, and (iii) the date the shares of Class B common stock cease to represent at least 1% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
2.1	Stock and Asset Purchase Agreement, dated December 21, 2020, by and between Peloton Interactive, Inc. and Amer Sports Corporation					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)					X

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

Date : February 4, 2021

PELOTON INTERACTIVE, INC.
By:	/s/ John Foley
John Foley Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jill Woodworth
Jill Woodworth Chief Financial Officer (Principal Financial Officer)