Form 10-Q
period 2021-03-31
PELOTON INTERACTIVE, INC.
filed 2021-05-07
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
(917) 671-9198 (Registrant's telephone number, including area code)
Not Applicable (former name, former address and former fiscal year, if changed since last report)

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

As of April 30, 2021, the number of shares of the registrant's Class A common stock outstanding was 268,744,362 and the number of shares of the registrant's Class B common stock outstanding was 29,548,911.

	TABLE OF CONTENTS
		Page

	Special Note Regarding Forward Looking Statements	3

	Part I. Financial Information
Item 1	Financial Statements	5
	Condensed Consolidated Balance Sheets as of March 31, 2021 and June 30, 2020 (unaudited)	5
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended March 31, 2021 and 2020 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2021 and 2020 (unaudited)	6
	Condensed Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2021 and 2020 (unaudited) and Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity for the Nine Months Ended March 31, 2021 and 2020 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	11
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4	Controls and Procedures	39

	Part II. Other Information
Item 1	Legal Proceedings	41
Item 1A	Risk Factors	41
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 6	Exhibits	71

SIGNATURES		74

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

•actual or perceived defects in, or safety of, our products, including any impact of product recalls or legal or regulatory claims or proceedings involving our products;

•market acceptance of our Connected Fitness Products and services;

•beliefs and objectives for future operations;

•our ability to increase sales of our Connected Fitness Products and services;

•our ability to further penetrate our existing Subscription base and maintain and expand our Subscription base;

•the expected benefits of the acquisition of Precor Incorporated, a Delaware corporation ("Precor");

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions and other factors that could cause actual results to differ materially from those stated, including those described in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, as such factors may be updated in our filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In particular, the impact of the current COVID-19 pandemic to economic conditions and the fitness industry in general and our financial position and operating results in particular have been material, are changing rapidly, and cannot be predicted.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

In this Quarterly Report on Form 10-Q, the words "we," "us," "our" and "Peloton" refer to Peloton Interactive, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	March 31,	June 30,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,055.9	$1,035.5
Marketable securities	629.4	719.5
Accounts receivable, net	30.3	34.6
Inventories, net	614.2	244.5
Prepaid expenses and other current assets	184.0	124.5
Total current assets	3,513.8	2,158.6
Property and equipment, net	473.0	242.3
Intangible assets, net	78.5	16.0
Goodwill	65.3	39.1
Restricted cash	1.5	1.5
Operating lease right-of-use assets, net	550.7	492.5
Other assets	29.7	31.8
Total assets	$4,712.4	$2,981.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$855.2	$361.7
Customer deposits and deferred revenue	363.7	363.6
Operating lease liabilities, current	45.2	33.1
Other current liabilities	18.6	13.9
Total current liabilities	1,282.7	772.2
Convertible senior notes, net	821.5	—
Operating lease liabilities, non-current	589.3	508.2
Other non-current liabilities	25.6	23.4
Total liabilities	2,719.1	1,303.8
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 Class A shares authorized, 268,115,347 and 237,518,574 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively; 2,500,000,000 and 2,500,000,000 Class B shares authorized, 29,746,911 and 50,538,538 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively.	—	—
Additional paid-in capital	2,548.9	2,361.8
Accumulated other comprehensive income	14.1	10.1
Accumulated deficit	(569.6)	(693.9)
Total stockholders’ equity	1,993.4	1,678.0
Total liabilities and stockholders’ equity	$4,712.4	$2,981.8
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Revenue:
Connected Fitness Products	$1,022.9	$426.4	$2,494.4	$976.3
Subscription	239.4	98.2	590.6	242.5
Total revenue	1,262.3	524.6	3,085.0	1,218.8
Cost of revenue:
Connected Fitness Products	732.5	237.4	1,659.5	567.6
Subscription	84.8	41.4	227.0	103.3
Total cost of revenue	817.4	278.8	1,886.6	670.9
Gross profit	444.9	245.8	1,198.4	548.0
Operating expenses:
Sales and marketing	208.2	154.8	500.3	392.8
General and administrative	180.6	126.9	430.3	265.4
Research and development	69.8	22.5	153.9	60.6
Total operating expenses	458.6	304.2	1,084.4	718.8
(Loss) income from operations	(13.7)	(58.4)	113.9	(170.8)
Other (expense) income, net:
Interest expense	(4.9)	(0.4)	(5.7)	(1.6)
Interest income	1.6	5.9	6.7	14.3
Foreign exchange losses	(0.7)	(3.0)	(1.5)	(3.2)
Other income, net	—	0.1	—	0.1
Total other (expense) income, net	(4.0)	2.7	(0.5)	9.6
(Loss) income before provision for income taxes	(17.7)	(55.7)	113.4	(161.2)
Income tax benefit	(9.1)	(0.1)	(10.8)	(0.5)
Net (loss) income	$(8.6)	$(55.6)	$124.2	$(160.7)
Net (loss) income attributable to Class A and Class B common stockholders	$(8.6)	$(55.6)	$124.2	$(160.7)
Net (loss) income per share attributable to common stockholders, basic	$(0.03)	$(0.20)	$0.43	$(0.80)
Net (loss) income per share attributable to common stockholders, diluted	$(0.03)	$(0.20)	$0.36	$(0.80)
Weighted-average Class A and Class B common shares outstanding, basic	295,646,824	280,879,011	292,276,299	199,769,233
Weighted-average Class A and Class B common shares outstanding, diluted	295,646,824	280,879,011	348,094,379	199,769,233
Other comprehensive (loss) income:
Net unrealized losses on marketable securities	$(0.6)	$(3.1)	$(3.2)	$(3.3)
Change in foreign currency translation adjustment	(2.0)	0.1	7.2	3.4
Total other comprehensive (loss) income	(2.6)	(3.0)	4.0	0.1
Comprehensive (loss) income	$(11.2)	$(58.6)	$128.2	$(160.6)

See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$124.2	$(160.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	38.8	28.2
Stock-based compensation expense	108.8	56.3
Non-cash operating lease expense	44.4	33.5
Amortization of premium from marketable securities	7.4	3.8
Amortization of debt discount and issuance costs	4.6	0.2
Impairment of long-lived assets	3.3	—
Changes in operating assets and liabilities:
Accounts receivable	6.0	(5.4)
Inventories	(363.7)	(46.2)
Prepaid expenses and other current assets	(34.7)	(24.3)
Other assets	(13.7)	(18.2)
Accounts payable and accrued expenses	444.2	64.0
Customer deposits and deferred revenue	(2.0)	124.0
Operating lease liabilities, net	(9.8)	(20.7)
Other liabilities	1.5	14.5
Net cash provided by operating activities	359.3	49.1
Cash Flows from Investing Activities:
Purchases of marketable securities	(449.1)	(1,199.6)
Maturities of marketable securities	517.8	331.5
Sales of marketable securities	6.6	118.0
Purchases of property and equipment	(167.9)	(106.6)
Business combination, net of cash acquired	(57.7)	(45.6)
Asset acquisitions, net of cash acquired	(78.1)	—
Capitalization of internal-use software costs and other	(5.0)	(3.5)
Net cash used in investing activities	(233.4)	(905.9)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	1,195.7
Proceeds from issuance of convertible notes, net of issuance costs	977.2	—
Purchase of capped calls	(81.3)	—
Proceeds from employee stock purchase plan withholdings	12.2	4.6
Proceeds from exercise of stock options	37.0	9.0
Taxes withheld and paid on employee stock awards	(53.9)	—
Principal repayments of finance leases	(0.7)	—
Net cash provided by financing activities	890.5	1,209.3
Effect of exchange rate changes	4.1	(5.0)
Net change in cash, cash equivalents, and restricted cash	1,020.4	347.5
Cash, cash equivalents and restricted cash — Beginning of period	1,037.0	163.0
Cash, cash equivalents and restricted cash — End of period	$2,057.4	$510.5
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0.6	$—
Cash paid for income taxes	$2.9	$1.0
Supplemental Disclosures of Non-Cash Investing and Financing Information:

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

Conversion of convertible preferred stock to common stock	$—	$(941.1)
Property and equipment accrued but unpaid	$42.4	$21.2
Stock-based compensation capitalized for software development costs	$3.1	$1.5
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Class A and Class B Common Stock				Additional Paid-In Capital	Other Comprehensive Income		Accumulated Deficit		Total Stockholders’ Equity
	Shares		Amount
Balance – December 31, 2019	280.6		$—		$2,269.3	$3.3		$(727.4)		$1,545.2
Exercise of stock options	1.5		—		5.9	—		—		5.9
Issuance of common stock under employee stock purchase plan	0.2	#REF!	—	—	3.7	—		—		3.7
Stock-based compensation expense	—		—		21.1	—		—		21.1
Other comprehensive loss	—		—		—	(3.0)		—		(3.0)
Net loss	—		—		—	—		(55.6)		(55.6)
Balance – March 31, 2020	282.2		$—		$2,300.0	$0.3		$(783.0)		$1,517.3

Balance – December 31, 2020	294.3		$—		$2,472.7	$16.6		$(561.0)		$1,928.3
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	3.4		—		(53.6)	—		—		(53.6)
Issuance of common stock under employee stock purchase plan	0.2		—		8.0	—		—		8.0
Stock-based compensation expense	—		—		43.1	—	—	—	—	43.1
Equity component of convertible senior notes, net of issuance costs	—		—		160.1	—		—		160.1
Purchases of capped calls related to convertible senior notes	—		—		(81.3)	—		—		(81.3)
Other comprehensive loss	—		—		—	(2.6)		—		(2.6)
Net loss	—		—		—	—		(8.6)		(8.6)
Balance — March 31, 2021	297.9		$—		$2,548.9	$14.1		$(569.6)		$1,993.4

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(unaudited)
(in millions)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance - June 30, 2019	210.6	$941.1	25.3	$—	$90.7	$0.2	$(629.5)	$(538.6)
Initial public offering, net of issuance costs of $6.3 million	—	—	43.4	—	1,195.7	—	—	1,195.7
Conversion of redeemable convertible preferred stock to common stock	(210.6)	(941.1)	210.6	—	941.1	—	—	941.1
Exercise of stock options	—	—	2.4	—	11.0	—	—	11.0
Exercise of stock warrants	—	—	0.2	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	0.2	—	3.7	—	—	3.7
Stock-based compensation expense	—	—	—	—	57.8	—	—	57.8
Other comprehensive income	—	—	—	—	—	0.1	—	0.1
Net loss	—	—	—	—	—	—	(160.7)	(160.7)
Cumulative effect adjustment in connection with adoption of ASU 2016-02	—	—	—	—	—	—	7.2	7.2
Balance - March 31, 2020	—	$—	282.2	$—	$2,300.0	$0.3	$(783.0)	$1,517.3

Balance - June 30, 2020	—	$—	288.1	$—	$2,361.8	$10.1	$(693.9)	$1,678.0
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	9.3	—	(16.7)	—	—	(16.7)
Issuance of common stock under employee stock purchase plan	—	—	0.4	—	13.1	—	—	13.1
Stock-based compensation expense	—	—	—	—	111.9	—	—	111.9
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	160.1	—	—	160.1
Purchases of capped calls related to convertible senior notes	—	—	—	—	(81.3)	—	—	(81.3)
Other comprehensive income	—	—	—	—	—	4.0	—	4.0
Net income	—	—	—	—	—	—	124.2	124.2
Balance - March 31, 2021	—	$—	297.9	$—	$2,548.9	$14.1	$(569.6)	$1,993.4

See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except share and per share amounts)

1. Description of Business and Basis of Presentation
Description and Organization
Peloton Interactive, Inc. ("Peloton" or the “Company”) is the largest interactive fitness platform in the world with a loyal community of Members, which we define as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid Peloton Digital Subscription. The Company pioneered connected, technology-enabled fitness with the creation of its interactive fitness equipment ("Connected Fitness Products") and the streaming of immersive, instructor-led boutique classes to its Members anytime, anywhere. The Company makes fitness entertaining, approachable, effective, and convenient while fostering social connections that encourage its Members to be the best versions of themselves.
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
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows, and the changes in equity for the interim periods. The results for the three and nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2021, or any other period.
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

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, the realizability of inventory, content costs for past use reserve, fair value measurements, the incremental borrowing rate associated with lease liabilities, useful lives of property and equipment, product warranty, goodwill and finite-lived intangible assets, accounting for income taxes, stock-based compensation expense, transaction price estimates, the fair values of assets acquired and liabilities assumed in business combinations and asset acquisitions, valuation of the debt component of convertible senior notes, contingent consideration, and commitments and contingencies. Actual results may differ from these estimates.
Convertible Senior Notes
In February 2021, the Company issued in a private offering $1.0 billion aggregate principal amount of 0% Convertible Senior Notes due 2026 (the "Notes"), including the initial purchasers’ exercise in full of their option to purchase additional notes. See Note 8 for additional details.

The Notes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument.

The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option using a market-based approach. The amount of the equity component is then calculated by deducting the fair value of the liability component from the initial proceeds of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.

Derivative Instruments and Hedging
The Company measures derivative financial instruments at fair value and recognizes them as either assets or liabilities on our condensed consolidated balance sheets. The Company evaluates its convertible instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company's financial statements in accordance with the criteria under ASC 815-15. As of March 31, 2021, the Company did not have any material derivative contracts or contracts with material embedded derivative features requiring bifurcation.
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

ASU 2019-12
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which amends ASC Topic 740, Income Taxes. This ASU simplifies the accounting for income taxes by modifying the treatment of intraperiod tax allocation in certain circumstances, eliminating an exception to recognizing deferred tax liabilities for outside basis differences for foreign equity method investments and foreign subsidiaries when ownership or control changes, and modifying interim period tax calculations when a loss is forecasted. In addition, this ASU also requires that enacted changes in tax laws or rates be included in the annual effective rate determination in the period that includes the enactment date and clarifies the tax accounting of a step up in tax basis of goodwill. The Company adopted this standard on July 1, 2020. The adoption of this standard did not materially impact the Company's condensed consolidated financial statements.

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

ASU 2020-04 and ASU 2021-01

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities' financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic ASC 848 and clarifies some of its guidance. The amendments in ASU 2021-01 are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The guidance in both updates was effective upon issuance and generally can be applied through December 31, 2022. The Company plans to adopt this standard when LIBOR is discontinued. The Company is currently evaluating the potential impact of adopting this new accounting guidance, but does not expect the adoption of the standard to have a material impact on its condensed consolidated financial statements.
ASU 2020-06
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The guidance will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock, thereby limiting the accounting results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on the Company’s condensed consolidated financial statements.
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

The Company expenses sales commissions on its Connected Fitness Products when incurred because the amortization period would have been less than one year. These costs are recorded in Sales and marketing in the Company's condensed consolidated statements of operations and comprehensive (loss) income.
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

The Company records fees paid to third-party financing partners in connection with its consumer financing program as a reduction of revenue, as it considers such costs to be a customer sales incentive. The Company records payment processing fees for its credit card sales for

Connected Fitness Products within Sales and marketing in the Company's condensed consolidated statements of operations and comprehensive (loss) income.

Subscription
The Company’s subscriptions provide unlimited access to content in its library of live and on-demand fitness classes. The Company’s subscriptions are offered on a month-to-month basis.

Amounts paid for subscription fees are included within customer deposits and deferred revenue on the Company's condensed consolidated balance sheets and recognized ratably on a month-to-month basis. The Company records payment processing fees for its monthly subscription charges within cost of subscription revenue in the Company's condensed consolidated statements of operations and comprehensive (loss) income.

Sales tax collected from customers and remitted to governmental authorities is not included in revenue and is reflected as a liability on the Company's condensed consolidated balance sheets.

Standard Product Warranty
The Company offers a standard product warranty that its Connected Fitness Products will operate under normal, non-commercial use for a period of one year covering the touchscreen and most original Bike, Bike+, Tread, and Tread+ components from the date of original delivery. The Company has the obligation, at its option, to either repair or replace the defective product. At the time revenue is recognized, an estimate of future warranty costs are recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices. The Company’s products are manufactured both in-house and by contract manufacturers, and in certain cases, the Company may have recourse to such contract manufacturers.
Activity related to the Company's accrual for our estimated future product warranty obligation was as follows:

	Nine Months Ended March 31,
	2021	2020
	(in millions)
Balance at beginning of period	$34.2	$10.5
Provision for warranty accrual	54.3	21.1
Warranty claims	(37.4)	(11.8)
Balance at end of period	$51.1	$19.9

The Company also offers the option for customers in some markets to purchase an extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Product for an additional period of 12 to 27 months.

Revenue and related fees paid to the third-party provider are recognized on a gross basis as the Company has a continuing obligation to perform over the service period. Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Product revenue in the condensed consolidated statements of operations and comprehensive (loss) income.
Disaggregation of Revenue
The Company's revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 13 under the heading "Segment Information".

The Company's revenue disaggregated by geographic region, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
North America(1)	$1,167.7	$503.9	$2,897.4	$1,176.7
EMEA(2)	94.5	20.6	187.6	42.2
Total revenue	$1,262.3	$524.6	$3,085.0	$1,218.8
_________________________
(1) Consists of United States and Canada.
(2) Consists of United Kingdom and Germany (formerly Rest of world).

During the three and nine months ended March 31, 2021, the Company's revenue attributable to the United States represented 87% and 90% of total revenue, respectively, and 94% of total revenue for the three and nine months ended March 31, 2020.

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
As of March 31, 2021 and June 30, 2020, customer deposits of $321.5 million and $341.5 million, respectively, and deferred revenue of $42.2 million and $22.1 million, respectively, were included in customer deposits and deferred revenue on the Company's condensed consolidated balance sheets.
In the nine months ended March 31, 2021 and 2020, the Company recognized revenue of $22.1 million and $9.5 million, respectively, that was included in the deferred revenue balance as of June 30, 2020 and 2019, respectively.
4. Investments in Marketable Securities
The following table summarizes the Company's investments in marketable securities:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate bonds	$472.3	$0.4	$—	$472.6
U.S. treasury securities	97.4	0.3	—	97.7
Commercial paper	63.0	—	—	63.0
Supranational securities	31.1	—	—	31.1
Certificate of deposits	7.8	—	—	7.8
	$671.5	$0.8	$—	$672.2
Less: Restricted marketable securities (1)				$42.8
Total marketable securities				$629.4
_________________________
(1) The Company is required to pledge or otherwise restrict a portion of cash, cash equivalents, and marketable securities as collateral for standby letters of credit. The Company classifies marketable securities with use restrictions of less than twelve months as "Prepaid expenses and other current assets" and of twelve months or longer as non-current "Other assets" on its condensed consolidated balance sheets.

5. Fair Value Measurements
The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Marketable securities	$672.2	$—	$—	$672.2
Total	$672.2	$—	$—	$672.2

Liabilities
Other current liabilities:
Contingent consideration	$—	$—	$2.4	$2.4
Other non-current liabilities:
Contingent consideration	—	—	2.2	2.2
Total	$—	$—	$4.6	$4.6

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
The contingent consideration represents the estimated fair value of cash consideration payable in connection with an acquisition that is contingent upon the achievement of certain performance milestones. The Company estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of risk associated with the obligation, which are considered to be Level 3 inputs. The fair value of the contingent consideration arrangement is sensitive to change in the expected achievement of the applicable milestones and changes in discount rate. The Company remeasures the fair value of the contingent consideration arrangement each reporting period, including the accretion of the discount, if applicable, and changes are recognized in general and administrative expense in the condensed consolidated statements of operations and comprehensive (loss) income.
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company's financial instruments that are not recorded at fair value on the condensed consolidated balance sheets:

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Convertible Senior Notes	$—	$801.1	$—	$801.1
The fair value of the Notes is determined based on the closing price on the last trading day of the reporting period.
6. Inventory
Inventories were as follows:

	March 31, 2021	June 30, 2020
	(in millions)
Raw materials	$54.7	$17.8
Work-in-process	9.2	4.6
Finished products	557.1	232.5
Total inventories	621.0	254.9
Less: Reserves	(6.9)	(10.5)
Total inventories, net	$614.2	$244.5

7. Acquisitions

Business Combination
On February 9, 2021, the Company acquired Aiqudo, Inc. and its subsidiaries (collectively, "Aiqudo") for a purchase price of approximately $57.7 million, net of cash acquired, which was paid in cash. Upon completion of the transaction, Aiqudo became a wholly-owned subsidiary of the Company. The Company acquired Aiqudo to bolster product research and development capabilities.
The operating results of Aiqudo have been included in the Company's condensed consolidated statements of operations since the acquisition date. Actual and pro forma revenue and results of operations for the acquisition have not been presented because they do not have a material impact to the consolidated revenue and results of operations, either individually or in the aggregate.
The Company recognized $1.0 million of acquisition-related costs that were expensed as incurred during the three and nine months ended March 31, 2021. These costs are included in general and administrative expense in the condensed consolidated statement of operations and comprehensive (loss) income.
The acquisition was accounted for under the acquisition method in accordance with ASC 805. The following table summarizes the initial estimate of the fair values of assets acquired and liabilities assumed at the closing date:

As of February 9, 2021
(in millions)
Developed Technology	$44.2
Goodwill	25.0
Other assets	3.3
Total assets	$72.5
Current liabilities	(3.3)
Deferred tax liability	$(11.5)
Total liabilities	$(14.8)
Net assets acquired	$57.7
The preliminary purchase price allocation resulted in the recognition of $25.0 million of goodwill. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including an experienced workforce and expected future synergies. The Company allocated the goodwill to its Connected Fitness segment. None of the goodwill is expected to be deductible for tax purposes.
The Company expects to finalize its purchase price allocation after management has further analyzed and assessed a number of the factors used in establishing the fair values of assets acquired and liabilities assumed as of the acquisition date including, but not limited to, the working capital acquired. The final fair value determination could result in adjustments to the values presented in the preliminary purchase price allocation.
Asset Acquisitions
During the nine months ended March 31, 2021, the Company completed three separate transactions to acquire certain software, developed technology, and an assembled workforce for use in the development of the Company's connected fitness products and services, for total net cash consideration paid of approximately $78.1 million, inclusive of $2.4 million of direct transaction costs. The Company accounted for each transaction as an asset acquisition in accordance with ASC 805.
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
The developed software acquired was assigned a useful life of 5 years, and is recorded in Property and equipment, net. The developed technology assets acquired were assigned a useful life of 3 years and the assembled workforce was assigned a useful life of 4 years. Both of these acquired assets are recorded in Intangible assets, net of the Company's condensed consolidated balance sheets.
8. Debt and Financing Arrangements
Convertible Notes and the Indenture
In February 2021, the Company issued $1.0 billion aggregate principal amount of 0% Convertible Senior Notes due February 15, 2026 (the "Notes") in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $125.0 million. The Notes were issued pursuant to an Indenture (the "Indenture") between the Company and U.S. Bank National Association, as trustee. The Notes are senior unsecured obligations of the Company and do not bear regular interest, and the principal amount of the Notes does not accrete. The net proceeds from this offering were approximately $977.2 million, after deducting the initial purchasers' discounts and commissions and the Company's offering expenses.

Each $1,000 principal amount of the Notes is initially convertible into 4.1800 shares of the Company's Class A Common Stock, which is equivalent to an initial conversion price of approximately $239.23 per share. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the Indenture. In addition, if certain corporate events that constitute a make-whole fundamental change occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Notes will mature on February 15, 2026, unless earlier converted, redeemed, or repurchased. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price of the Company’s Class A common stock, par value $0.000025 per share exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter on each applicable trading day; (2) during the five consecutive business day period after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Class A Common Stock on such trading day and the conversion rate on such trading day; (3) if the Company calls such Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; (4) upon the occurrence of specified corporate events or distributions on the Class A Common Stock.

On or after August 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Class A Common Stock or a combination of cash and shares of the Class A Common Stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. It is the Company's current intent to settle the principal amount of the Notes with cash.

The Company may redeem for cash all or any portion of the Notes, at its option, on or after February 20, 2024 and on or before the 20th scheduled trading day immediately before the maturity date, if the last reported sale price per share of the Class A Common Stock exceeds 130% of the conversion price then in effect on (1) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (2) the trading day immediately before the date the Company sends such notice at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid special interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the Notes, which means that the Company is not required to redeem or retire the Notes periodically.

Upon the occurrence of a fundamental change (as defined in the Indenture), subject to certain conditions, holders may require the Company to repurchase all or a portion of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.

The Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively subordinated in right of payment to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities of current or future subsidiaries of the Company (including trade payables and to the extent the Company is not a holder thereof, preferred equity, if any, of the Company's subsidiaries).

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components, using an effective interest rate of 3.69% to determine the fair value of the liability component. The carrying amount of the equity component representing the conversion option was $163.8 million and was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the Notes as a whole. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense using the effective interest method over the contractual term of the Notes.

In accounting for the transaction costs related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component recorded as additional debt discount were $19.0 million and will be amortized to interest expense using the effective interest method over the contractual terms of the Notes. Issuance costs attributable to the equity component of $3.7 million were netted with the equity component in stockholders' equity.

The net carrying amount of the liability component of the Notes was as follows:

March 31, 2021
(in millions)
Principal	$1,000.0
Unamortized debt discount	(159.9)
Unamortized debt issuance costs	(18.6)
Net carrying amount	$821.5

The net carrying amount of the equity component of the Notes was as follows:

March 31, 2021
(in millions)
Proceeds allocated to the conversion option (debt discount)	$163.8
Issuance costs	(3.7)
Net carrying amount	$160.1

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2021	2021
	(in millions)
Amortization of debt discount	$3.9	$3.9
Amortization of debt issuance costs	0.4	0.4
Total interest expense related to the Notes	$4.3	$4.3

Capped Call Transactions
In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the "Capped Call Transactions"). The Capped Call Transactions have an initial strike price of approximately $239.23 per share, subject to adjustments, which corresponds to the approximate initial conversion price of the Notes. The cap price of the Capped Call Transactions will initially be approximately $362.48 per share. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, 6.9 million shares of Class A Common Stock. The Capped Call Transactions are expected generally to reduce potential dilution to the Class A Common Stock upon any conversion of Notes and/or offset any potential cash payments the Company would be required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. If, however, the market price per share of Class A Common Stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the Class A Common Stock exceeds the cap price of the Capped Call Transactions.

For accounting purposes, the Capped Call Transactions are separate transactions, and are not part of the terms of the Notes. The net cost of $81.3 million incurred to purchase the Capped Call Transactions was recorded as a reduction to Additional paid-in capital on the Company's condensed consolidated balance sheets.

Amended and Restated Credit Agreement
In 2019, the Company entered into an amended and restated loan and security agreement (“Amended Credit Agreement”). The Amended Credit Agreement provided for a $250.0 million secured revolving credit facility, including up to the lesser of $150.0 million and the aggregate unused amount of the facility for the issuance of letters of credit. Interest on the Amended Credit Agreement is paid based on LIBOR plus 2.75% or an Alternative Base Rate plus 1.75%. The Company is required to pay an annual commitment fee of 0.375% on a quarterly basis based on the unused portion of the revolving credit facility.

On February 8, 2021, the Company entered into a First Amendment (the “First Amendment”) to the Amended Credit Agreement to revise certain covenants that restricted the incurrence of indebtedness to permit the Capped Call Transactions and issuance of the Notes.

On March 18, 2021, the Company entered into a Joinder Agreement (the "Joinder") to the Amended Credit Agreement, as amended by the First Amendment, to provide for an increase of the commitments available under the revolving credit facility by $35.0 million from $250.0 million to $285.0 million.

During the three and nine months ended March 31, 2021, the Company incurred total commitment fees of $0.2 million and $0.7 million, respectively, and $0.2 million and $0.6 million during the three and nine months ended March 31, 2020, respectively, which are included in interest expense in the condensed consolidated statements of operations and comprehensive (loss) income.

The outstanding balance, if any, is payable in full in June 2024. As of March 31, 2021, the Company has not drawn on the credit facility and did not have outstanding borrowings under the Amended Credit Agreement.
In connection with the execution of the Amended Credit Agreement, the Company incurred debt issuance costs of $0.9 million, which are capitalized and presented as other assets on the Company's condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Amended Credit Agreement.
The Company has the option to repay its borrowings under the Amended Credit Agreement without premium or penalty prior to maturity. The Amended Credit Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that include limitations on the Company's ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare cash dividends in the entirety or make certain other distributions, and undergo a merger or consolidation or certain other transactions. The Amended Credit Agreement also contains certain financial condition covenants, including maintaining a total level of liquidity of not less than $125.0 million and maintaining certain minimum total revenue ranging from $725.0 million to $1,985.0 million depending on the applicable date of determination. As of March 31, 2021, the Company was in compliance with the covenants under the Amended Credit Agreement. At March 31, 2021, the Company was contingently liable for approximately $4.8 million in standby letters of credit as security for an operating lease obligation.
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

Prior to the execution of go-forward music license agreements, the Company estimates and records expenses inclusive of estimated content costs for past use as well as normal and recurring music royalty expenses. The Company includes both of these components in its reserve. As of March 31, 2021 and 2020, the Company recorded reserves of $13.3 million and $11.6 million, respectively, included in Accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Legal and Regulatory Proceedings
The Company is, or may become, a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business.
For example, we have received reports of a number of injuries associated with our Tread+ product, one of which led to the death of a child. As a result of the aforementioned injuries associated with these reported Tread+ incidents, in April 2021, the U.S. Consumer Product Safety Commission (“CPSC”) unilaterally issued a warning to consumers about the safety hazards associated with the Tread+ and is continuing to investigate the matter. In addition to the CPSC investigation, we are presently subject to class action litigation and private personal injury claims related to these perceived defects in the Tread+ and incidents reported to result from its use. On April 20, 2021, purported Peloton Member Shannon Albright filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of California captioned Albright v. Peloton Interactive, Inc., Case No. 3:21-02858 (N.D. Cal.) (the "Albright Action"). The Albright Action alleges violations of various California state laws related to the Tread+ and the matters contained in the CPSC warning, including violation of the Consumer Legal Remedies Act, breach of the Implied Warranty of Merchantability, and violations of California Business and Professions Code Sections 17200, et seq., and 17500, et seq.
In addition, on April 29, 2021, Ashley Wilson ("Plaintiff Wilson") filed a putative securities class action lawsuit against the Company, our Chief Executive Officer, and our Chief Financial Officer (collectively, the "Defendants") in the United States District Court for the Eastern District of New York, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between September 11, 2020 and April 16, 2021 (the "Wilson Action"). The complaint in the Wilson Action alleges that the Defendants made false and/or misleading statements in violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff Wilson does not quantify any damages in her complaint but, in addition to attorneys' fees and costs, she seeks to recover damages on behalf of herself and other persons who purchased or otherwise acquired our stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result.
We dispute the allegations in the above-referenced matters, intend to defend the matters vigorously, and believe that the claims are without merit. Some of our legal and regulatory proceedings, such as the above-referenced matters and litigation that centers around intellectual property claims, may be based on complex claims involving substantial uncertainties and unascertainable damages. Accordingly, it is not possible to determine the probability of loss or estimate damages for any of the above matters, and therefore, the Company has not established reserves for any of these proceedings. When the Company determines that a loss is both probable and reasonably estimable, the Company records a liability, and, if the liability is material, discloses the amount of the liability reserved. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

10. Equity-Based Compensation
2019 Equity Incentive Plan
In August 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (the "2019 Plan"), which was subsequently approved by the Company’s stockholders in September 2019. The 2019 Plan serves as the successor to the 2015 Stock Plan (the "2015 Plan"). The 2015 Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. Any reserved shares not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2019 Plan became available for grant under the 2019 Plan and will be issued as Class A common stock. The number of shares reserved for issuance under the 2019 Plan will increase automatically on July 1 of each of 2020 through 2029 by the number of shares of the Company’s Class A common stock equal to 5% of the total outstanding shares of all of the Company’s classes of common stock as of each June 30 immediately preceding the date of increase, or a lesser amount as determined by the Board of Directors. On July 1, 2020, the number of shares of Class A common stock available for issuance under the 2019 Plan was automatically increased according to its terms by 14,401,954 shares. As of March 31, 2021, the number of shares of Class A common stock available for future award under the 2019 Plan is 50,026,067.

Stock Options
The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2020	66,818,860	$10.57	8.0	$3,153.6
Granted	4,397,985	$102.21
Exercised	(9,814,464)	$7.69
Forfeited	(1,337,472)	$21.31
Outstanding — March 31, 2021	60,064,909	$17.52	7.5	$5,724.5
Vested and Exercisable— March 31, 2021	28,534,393	$7.17	6.6	$3,003.9

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested - June 30, 2020	39,674,590	$7.41
Granted	4,397,985	$43.45
Early exercised unvested	(54,446)	$3.16
Vested	(11,157,887)	$6.93
Forfeited	(1,329,726)	$9.62
Unvested - March 31, 2021	31,530,516	$12.53
During the nine months ended March 31, 2021, 1,254,151 shares of common stock were issued upon cashless exercise of 1,887,030 options.

The aggregate intrinsic value of options outstanding, vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2021. The fair value of the common stock is the closing stock price of the Company's Class A common stock as reported on the Nasdaq Global Select Market.

As part of the 2015 Plan and 2019 Plan (collectively, the "Plans"), the Company issued options to certain key management that vest upon the achievement of certain performance milestones. During the three and nine months ended March 31, 2021, the Company recorded stock-based compensation expense related to the performance-based options of $0.1 million and $0.5 million, respectively, and $0.1 million and $4.0 million for the three and nine months ended March 31, 2020, respectively.

For the nine months ended March 31, 2021 the weighted-average grant date fair value per option was $43.45. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

Nine Months Ended March 31, 2021
Weighted average risk-free interest rate (1)	0.6%
Weighted average expected term (in years)	6.2
Weighted average expected volatility (2)	43.3%
Expected dividend yield	—
____________________________
(1) Based on U.S. Treasury seven-year constant maturity interest rate whose term is consistent with the expected term of the option.
(2) Expected volatility is based on an analysis of comparable public company volatilities and adjusted for the Company’s stage of development.

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2020	616,113	$32.02
Granted	1,374,092	$104.99
Vested and converted to shares	(195,678)	$62.49
Cancelled	(16,204)	$97.19
Outstanding — March 31, 2021	1,778,323	$85.81

Employee Stock Purchase Plan
In August 2019, the Board of Directors adopted, and in September 2019, the Company's stockholders approved, the 2019 Employee Stock Purchase Plan ("ESPP"), through which eligible employees may purchase shares of the Company's Class A common stock at a discount through accumulated payroll deductions. The ESPP became effective on the date the registration statement, in connection with the Company’s IPO, was declared effective by the SEC (the "Effective Date"). The number of shares of the Company's Class A common stock that will be available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2020, the number of shares of Class A common stock available for issuance under the ESPP was automatically increased according to its terms by 2,880,390 shares. As of March 31, 2021, a total of 7,853,764 shares of Class A common stock are available for sale to employees under the ESPP.

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

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods were as follows:

Nine Months Ended March 31, 2021
Weighted average risk-free interest rate	1.0%
Weighted average expected term (in years)	1.2
Weighted average expected volatility	61.0%
Expected dividend yield	—

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

During the three and nine months ended March 31, 2021, the Company recorded stock-based compensation expense associated with the ESPP of $2.8 million and $6.6 million, respectively and $1.1 million and $2.0 million for the three and nine months ended March 31, 2020, respectively.

In connection with the offering period which ended on August 31, 2020, employees purchased approximately 216,094 shares of Class A common stock at a weighted-average price of $23.73 under the ESPP. In connection with the offering period which ended February 28, 2021, employees purchased approximately 247,893 shares of Class A common stock at a weighted average price of $33.62 under the ESPP. As of March 31, 2021, total unrecognized compensation cost related to the ESPP was $19.8 million, which will be amortized over a weighted-average remaining period of 1.5 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Cost of revenue
Connected Fitness Products	$3.3	$0.5	$6.8	$1.2
Subscription	4.3	1.4	13.9	3.6
Total cost of revenue	7.6	1.9	20.6	4.8
Sales and marketing	5.7	2.4	13.7	6.0
General and administrative	22.5	13.5	60.4	38.1
Research and development	5.9	2.8	14.1	7.5
Total stock-based compensation expense	$41.7	$20.5	$108.8	$56.3

As of March 31, 2021, the Company had $508.3 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 3.3 years.
11. Income Taxes
The Company recorded a benefit from income taxes of $9.1 million and $10.8 million for the three and nine months ended March 31, 2021, respectively, and $0.1 million and $0.5 million for the three and nine months ended March 31, 2020, respectively. Furthermore, the Company's effective tax rates were 51.67% and (9.53)% for the three and nine months ended March 31, 2021, respectively, and 0.18% and 0.31% for the three and nine months ended March 31, 2020, respectively. The income tax benefit is driven by adjustments to the valuation allowance resulting from the acquisitions disclosed in Note 7, partially offset by state and international taxes.

The Company maintains a valuation allowance on the majority of its deferred tax assets as it has concluded that it is more likely than not that the deferred assets will not be utilized.
12. Net (Loss) Income Per Share
The computation of basic and diluted net (loss) income per share is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in millions, except share and per share amounts)
Basic net (loss) income per share:
Net (loss) income attributable to common stockholders	$(8.6)	$(55.6)	$124.2	$(160.7)
Shares used in computation:
Weighted-average common shares outstanding	295,646,824	280,879,011	292,276,299	199,769,233
Basic net (loss) income per share	$(0.03)	$(0.20)	$0.43	$(0.80)

Diluted net (loss) income per share:
Net (loss) income attributable to common stockholders	$(8.6)	$(55.6)	$124.2	$(160.7)
Shares used in computation:
Weighted-average common shares outstanding	295,646,824	280,879,011	292,276,299	199,769,233
Weighted-average effect of potentially dilutive securities:
Employee stock options	—	—	54,623,068	—
Restricted stock units and awards	—	—	611,364	—
Shares estimated to be purchased under ESPP	—	—	583,648	—
Diluted weighted-average common shares outstanding	295,646,824	280,879,011	348,094,379	199,769,233
Diluted net (loss) income per share	$(0.03)	$(0.20)	$0.36	$(0.80)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Employee stock options	57,016,995	40,901,883	78,887	39,959,440
Restricted stock units and awards	729,305	—	14,406	—
Shares estimated to be purchased under ESPP	359,350	—	—	—

The Company expects to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. The conversion option will have a dilutive impact on net income per share of common stock when the average market price per share of the Company's Class A common stock for a given period exceeds the conversion price of the Notes of $239.23 per share. During the three and nine months ended March 31, 2021, the weighted average price per share of the Company's Class A common stock was below the conversion price of the Notes.

The denominator for diluted net (loss) income per share does not include any effect from the Capped Call Transactions the Company entered into concurrently with the issuance of the Notes as this effect would be anti-dilutive. In the event of conversion of the Notes, if shares are delivered to the Company under the Capped Call Transactions, they will offset the dilutive effect of the shares that the Company would issue under the Notes.
13. Segment Information
The Company applies ASC 280, Segment Reporting, in determining reportable segments. The Company has two reportable segments: Connected Fitness Products and Subscription. Segment information is presented in the same manner that the chief operating decision maker ("CODM") reviews the operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for both of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment.

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

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Connected Fitness Products:
Revenue	$1,022.9	$426.4	$2,494.4	$976.3
Cost of revenue	732.5	237.4	1,659.5	567.6
Gross profit	$290.4	$189.0	$834.8	$408.8
Subscription:
Revenue	$239.4	$98.2	$590.6	$242.5
Cost of revenue	84.8	41.4	227.0	103.3
Gross profit	$154.5	$56.8	$363.6	$139.2
Consolidated:
Revenue	$1,262.3	$524.6	$3,085.0	$1,218.8
Cost of revenue	817.4	278.8	1,886.6	670.9
Gross profit	$444.9	$245.8	$1,198.4	$548.0

Reconciliation of Gross Profit
Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable Segment Gross Profit to consolidated (loss) income before tax is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Segment Gross Profit	$444.9	$245.8	$1,198.4	$548.0
Sales and marketing	(208.2)	(154.8)	(500.3)	(392.8)
General and administrative	(180.6)	(126.9)	(430.3)	(265.4)
Research and development	(69.8)	(22.5)	(153.9)	(60.6)
Total other income (expense), net	(4.0)	2.7	(0.5)	9.6
(Loss) income before provision for income taxes	$(17.7)	$(55.7)	$113.4	$(161.2)

14. Subsequent Events
Precor Acquisition
On December 21, 2020, the Company entered into a Stock and Purchase Agreement ("Purchase Agreement") with Amer Sports Corporation ("Amer"), a Finnish corporation, pursuant to which the Company would acquire Precor Incorporated, a Delaware corporation (“Precor”), and certain related entities and assets from Amer and certain of its subsidiaries. Precor manufactures, sells, and distributes cardiovascular and strength-building exercise machines, fitness equipment, and associated technical and digital services.
On April 1, 2021, the Company completed its previously announced acquisition of Precor from Amer pursuant to the terms of the Purchase Agreement. Under the terms of the Purchase Agreement, the Company acquired Precor for $431.1 million in cash (the “Consideration”). The Consideration paid at the closing date of the acquisition was subject to customary adjustments for working capital, transaction expenses, cash, and indebtedness.
Product Recalls
On April 17, 2021, the U.S. Consumer Product Safety Commission (“CPSC”) unilaterally issued a warning to consumers about the safety hazards associated with the Tread+. Thereafter, on May 5, 2021, the Company announced separate, voluntary recalls of each of its Tread+ and Tread products in collaboration with the CPSC and has halted sales of these products while the Company works on developing product enhancements. Following the CPSC’s announcement, the Company has seen increases in Tread+ and Tread order cancellations and returns. As the obligations associated with these voluntary recalls arose upon the May 5, 2021 announcement, for the fourth quarter of fiscal 2021 the Company estimates a reduction to connected fitness products revenue for estimated returns of approximately $50 million. The Company also expects to incur additional costs which could include: Increases to the return reserves, Tread+ inventory write-downs, logistics costs associated with Member requests for refunds on Tread and Tread+, the cost to move the Tread+ for those that elect that option, subscription waiver costs of service, anticipated recall-related hardware development costs, and related legal and advisory fees. Recall charges are based upon estimates associated with the Company's expected and historical consumer response rates. The Company's plans for the recalls are still being finalized and actual costs related to these matters may vary from estimates, and may result in further impacts to our future results of operations and business. See Note 9, Commitments and Contingencies for additional information.

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

Overview
Peloton is the largest interactive fitness platform in the world with a loyal community of over 5.4 million Members as of March 31, 2021. We pioneered connected, technology-enabled fitness, and the streaming of immersive, instructor-led boutique classes to our Members anytime, anywhere. We make fitness entertaining, approachable, effective, and convenient while fostering social connections that encourage our Members to be the best versions of themselves. We define a Member as any individual who has a Peloton account through a paid Connected Fitness Subscription, or a paid Peloton Digital subscription.

Our Connected Fitness Product portfolio includes the Peloton Bike, Bike+, and the Peloton Tread and Tread+. Our revenue is generated primarily from the sale of our Connected Fitness Products and associated recurring subscription revenue. We have historically experienced significant growth in sales of our Connected Fitness Products, which, when combined with our low Average Net Monthly Connected Fitness Churn has led to significant growth in Connected Fitness Subscriptions. From the three months ended March 31, 2020 to the three months ended March 31, 2021, total revenue grew 141%, and our Connected Fitness Subscription base grew 135%.

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

For the three months ended March 31, 2021 and 2020:

•We generated total revenue of $1,262.3 million and $524.6 million, respectively, representing 141% year-over-year growth;
•As of March 31, 2021 and 2020, we had 2,080,860 and 886,100 Connected Fitness Subscriptions, respectively, representing 135% year-over-year growth;
•Our Average Net Monthly Connected Fitness Churn was 0.31%, and 0.46%, respectively;
•We recognized net loss of $(8.6) million and $(55.6) million, respectively; and
•Our Adjusted EBITDA was $63.2 million and $23.5 million, respectively.

For a definition of Connected Fitness Subscriptions and Average Net Monthly Connected Fitness Churn, see the section titled “—Key Operational and Business Metrics”.

See the section titled “—Non-GAAP Financial Measures” for definitions of and information regarding our use of Adjusted EBITDA, Adjusted EBITDA Margin, Subscription Contribution and Subscription Contribution Margin, and a reconciliation of each of net (loss) income to Adjusted EBITDA and Subscription Gross Profit to Subscription Contribution.

Q3 update and recent developments
Over the past year we have invested aggressively in the continued expansion of our supply chain, and you will recall that in the Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, we disclosed incremental investments in expedited shipping to reduce the wait times for our Connected Fitness Products. Today we are pleased to say that these investments have yielded significant improvements for our Members, as average wait times for our original Bike are now back to pre-COVID-19 levels. While progress has been made, additional work remains to reduce delivery times across the remainder of our product portfolio and regions.

Member engagement in the quarter was very strong, as our continued investments in content and software features clearly resonated with our Members. Average Monthly Workouts per Connected Fitness Subscription reached new all-time highs during what is traditionally our highest engagement quarter. Beyond validating our investments, strong engagement is the most powerful driver behind Member retention.

Content
Live Barre is the most recent modality addition to our Live class lineup, with new live classes offered weekly. Expanding our floor-based Strength offering remains a key content priority as we seek to build the most comprehensive fitness platform, and we’re excited to report that our Strength vertical continues to be the fastest growing of our floor-based modalities. Bradley Rose, our newest UK-based instructor, made his debut in March, breaking Peloton records with 12,000 Members joining his inaugural live class, a 5x increase over our next most popular instructor premiere.

Themed content in the quarter included Black History Month and Women’s History Month, with both recording over 1 million Member workouts. Responding to strong demand from our Member base, we've increased the release frequency of our ever-popular Artist Series classes, where we've now reached a weekly cadence. Grammy award winner Megan Thee Stallion posted the highest engagement among artists launched in the quarter, with over 430,000 classes taken by our Members. Capping the quarter, our content team announced an exclusive year-long partnership with music industry legends and super-producers Timbaland and Swizz Beatz, the creators of "Verzuz," a series of head-to-head musical celebrations featuring iconic artists such as Brandy and Monica.

Software
New software features are key drivers of user engagement and we were pleased to launch two frequently requested additions this quarter. Introduced on January 14th, the Stacked Classes feature enables our Members to pre-program sequential classes to create a more seamless, cross-functional workout experience, similar to creating a music playlist. Enthusiastically embraced by Members, the Stacked Classes feature has averaged over 1.2 million daily users since launch. We also debuted the beta version of our class scheduling feature on iOS. Class Scheduling offers Members a convenient way to plan their workouts in advance and easily set up calendar reminders to keep them on track. In the coming months, we plan to roll out Class Scheduling across our full connected fitness platform.

Australia launch
On March 8, 2021, we announced our plan to expand to Australia, where fitness and wellness are embraced by millions and boutique fitness classes exhibited years of strong growth prior to the COVID-19 pandemic. We will initially offer our Bike and Bike+ products, which will be available through our e-commerce platform and three retail locations in Sydney and Melbourne. Peloton Digital will also be available, and Australian Members will have access to our full library of content, including new classes taught by Australian instructors. Looking ahead, we see significant growth opportunities in a broad range of international markets.

Precor acquisition
A key component of our supply chain investments is our recently completed acquisition of Precor, which we officially closed on April 1, 2021. We’re excited to report that integration efforts associated with mapping out our commercial product and go-to-market strategies are well underway. As previously mentioned, we plan to begin limited manufacturing of Peloton products at Precor’s North Carolina facility by the close of this calendar year, with a goal to ramp production further in 2022.

Product recalls
In April 2021, the U.S. Consumer Product Safety Commission (“CPSC”) unilaterally issued a warning to consumers about the safety hazards associated with the Tread+. Thereafter, on May 5, 2021, we announced separate, voluntary recalls of each of our Tread+ and Tread products in collaboration with the CPSC and have halted sales of these products while we work on developing product enhancements. Following the CPSC’s announcement, we have seen increases in Tread and Tread+ order cancellations and returns. During the fourth quarter of fiscal 2021, we estimate a reduction to connected fitness products revenue for estimated returns of approximately $50 million. We also expect to incur additional costs which could include: Increases to the return reserves, Tread+ inventory write-downs, logistics costs associated with Member requests for refunds on Tread and Tread+, the cost to move the Tread+ for those that elect that option, subscription waiver costs of service, anticipated recall-related hardware development costs, and related legal and advisory fees. Recall charges are based upon estimates associated with our expected and historical consumer response rates. Our plans for the recalls are still being finalized and actual costs related to this matter may vary from the estimate, and may result in further impacts to our future results of operations and business.
Key Operational and Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended March 31,
	2021	2020
Ending Connected Fitness Subscriptions	2,080,860	886,100
Average Net Monthly Connected Fitness Churn	0.31%	0.46%
Total Workouts (in millions)	149.5	44.2
Average Monthly Workouts per Connected Fitness Subscription	26.0	17.7
Subscription Gross Profit (in millions)	$154.5	$56.8
Subscription Contribution (in millions)(1)	$163.7	$62.4
Subscription Gross Margin	64.6%	57.8%
Subscription Contribution Margin(1)	68.4%	63.6%
Net loss (in millions)	$(8.6)	$(55.6)
Adjusted EBITDA (in millions)(2)	$63.2	$23.5
Adjusted EBITDA Margin(2)	5.0%	4.5%
______________________________
(1) Please see the section titled “Non-GAAP Financial Measures—Subscription Contribution and Subscription Contribution Margin” for a reconciliation of Subscription Gross Profit to Subscription Contribution and an explanation of why we consider Subscription Contribution and Subscription Contribution Margin to be helpful metrics for investors.
(2) Please see the section titled “Non-GAAP Financial Measures—Adjusted EBITDA and Adjusted EBITDA Margin” for a reconciliation of net (loss) income to Adjusted EBITDA and an explanation of why we consider Adjusted EBITDA to be a helpful metric for investors.

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

As of March 31, 2021, 98% and 100% of our Connected Fitness Subscription and Peloton Digital subscription bases were paying month-to-month, respectively.
If a Connected Fitness Subscription owns both a Bike and Tread product in the same household, the price of the Subscription remains $39.00 monthly. As of March 31, 2021, approximately 4% of our Connected Fitness Subscriptions owned both a Bike and Tread product.

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

Non-operating income and expenses
Other (expense) income, net
Other (expense) income, net consists of interest (expense) income, realized gains (losses) on investments, amortization of debt issuance costs, and impacts from foreign exchange transactions.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$1,022.9	$426.4	$2,494.4	$976.3
Subscription	239.4	98.2	590.6	242.5
Total revenue	1,262.3	524.6	3,085.0	1,218.8
Cost of revenue(1)(2)
Connected Fitness Products	732.5	237.4	1,659.5	567.6
Subscription	84.8	41.4	227.0	103.3
Total cost of revenue	817.4	278.8	1,886.6	670.9
Gross profit	444.9	245.8	1,198.4	548.0
Operating expenses
Sales and marketing(1)(2)	208.2	154.8	500.3	392.8
General and administrative(1)(2)	180.6	126.9	430.3	265.4
Research and development(1)(2)	69.8	22.5	153.9	60.6
Total operating expenses	458.6	304.2	1,084.4	718.8
(Loss) income from operations	(13.7)	(58.4)	113.9	(170.8)
Other (expense) income, net	(4.0)	2.7	(0.5)	9.6
(Loss) income before provision for income tax	(17.7)	(55.7)	113.4	(161.2)
Income tax benefit	(9.1)	(0.1)	(10.8)	(0.5)
Net (loss) income	$(8.6)	$(55.6)	$124.2	$(160.7)
____________________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Cost of revenue
Connected Fitness Products	$3.3	$0.5	$6.8	$1.2
Subscription	4.3	1.4	13.9	3.6
Total cost of revenue	7.6	1.9	20.6	4.8
Sales and marketing	5.7	2.4	13.7	6.0
General and administrative	22.5	13.5	60.4	38.1
Research and development	5.9	2.8	14.1	7.5
Total stock-based compensation expense	$41.7	$20.5	$108.8	$56.3
____________________
(2) Includes depreciation and amortization expense as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Cost of revenue
Connected Fitness Products	$1.3	$0.9	$4.2	$2.2
Subscription	4.9	4.3	13.9	11.7
Total cost of revenue	6.2	5.1	18.0	13.9
Sales and marketing	4.0	2.7	10.2	6.5
General and administrative	0.8	3.1	5.6	7.6
Research and development	3.6	0.1	5.0	0.2
Total depreciation and amortization expense	$14.5	$11.0	$38.8	$28.2

Comparison of the Three and Nine Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$1,022.9	$426.4	139.9%	$2,494.4	$976.3	155.5%
Subscription	239.4	98.2	143.7	590.6	242.5	143.5
Total revenue	$1,262.3	$524.6	140.6%	$3,085.0	$1,218.8	153.1%
Percentage of revenue
Connected Fitness Products	81.0%	81.3%		80.9%	80.1%
Subscription	19.0	18.7		19.1	19.9
Total	100.0%	100.0%		100.0%	100.0%

Three and Nine Months Ended March 31, 2021 and 2020
Connected Fitness Products revenue increased $596.5 million and $1,518.0 for the three and nine months ended March 31, 2021 compared to the three and nine months ended March 31, 2020, respectively. These increases were primarily attributable to the significant growth in the number of Connected Fitness Products delivered during the periods, which was the result of investments made in brand and product awareness, compounded by a strong increase in demand driven by the stay-at-home orders issued by governments around the world in response to the COVID-19 pandemic, as well as incremental deliveries as a result of significant investments in expedited freight to alleviate backlog demand.

Subscription revenue increased $141.2 million and $348.1 million for the three and nine months ended March 31, 2021 compared to the three and nine months ended March 31, 2020, respectively. These increases were primarily attributable to the year-over-year growth in our Connected Fitness Subscriptions. The growth of our Connected Fitness Subscriptions was primarily driven by the increased number of Connected Fitness

Products delivered during the period and our low Average Net Monthly Connected Fitness Churn of 0.31% and 0.55% for the three and nine months ended March 31, 2021, respectively. We believe engagement is a leading indicator of retention. Our Member engagement continued to grow with 26.0 and 23.0 Average Monthly Workouts per Connected Fitness Subscription during the three and nine months ended March 31, 2021, respectively, compared to 17.7 and 14.5 Average Monthly Workouts per Connected Fitness Subscription for the three and nine months ended March 31, 2020, respectively. Members with Connected Fitness Subscriptions worked out with us 149.5 million and 325.4 million times in the three and nine months ended March 31, 2021, up from 44.2 million and 87.7 million workouts during the three and nine months ended March 31, 2020, respectively, representing year-over-year growth of 239% and 270%.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,			Nine Months Ended March 31,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)
Cost of Revenue:
Connected Fitness Products	$732.5	$237.4	208.5%	$1,659.5	$567.6	192.4%
Subscription	84.8	41.4	104.9	227.0	103.3	119.7
Total cost of revenue	$817.4	$278.8	193.2%	$1,886.6	$670.9	181.2%
Gross Profit:
Connected Fitness Products	$290.4	$189.0	53.7%	$834.8	$408.8	104.2%
Subscription	154.5	56.8	172.1	363.6	139.2	161.2
Total Gross profit	$444.9	$245.8	81.0%	$1,198.4	$548.0	118.7%
Gross Margin:
Connected Fitness Products	28.4%	44.3%		33.5%	41.9%
Subscription	64.6%	57.8%		61.6%	57.4%

Three Months Ended March 31, 2021 and 2020
Connected Fitness Products cost of revenue for the three months ended March 31, 2021 increased $495.1 million, or 208.5%, compared to the three months ended March 31, 2020. This increase was primarily driven by costs associated with the growth in the number of Connected Fitness Products delivered during the period along with increased freight costs from expedited shipping, as well as increased raw material costs which we expect to continue during the fourth quarter of fiscal 2021.

Our Connected Fitness Product Gross Margin decreased by 1,593 basis points for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily driven by expedited shipping investments and the price reduction on our Bike from $2,245 to $1,895, and a modest impact from increases to treadmill product mix.

Subscription cost of revenue for the three months ended March 31, 2021 increased $43.4 million, or 104.9%, compared to the three months ended March 31, 2020. This increase was primarily driven by an increase of $31.4 million in music royalty and streaming delivery fees driven by increased usage of our platform as our Subscription base and engagement continued to increase, an increase of $6.3 million in personnel-related expenses excluding stock-based compensation expense, due to increased headcount, an increase of $2.9 million in stock-based compensation expense, and an increase of $3.4 million in payment processing fees for our monthly subscription billing.

Subscription Gross Margin increased by 672 basis points for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily driven by fixed cost leverage with more Connected Fitness Subscriptions, relative current period decreases in certain travel and studio expenses due to COVID-19 restrictions, as well as an adjustment to our reserve accrual estimates for certain variable subscription expenses of approximately 200 basis points.

Nine Months Ended March 31, 2021 and 2020
Connected Fitness Products cost of revenue for the nine months ended March 31, 2021 increased $1,092.0 million, or 192.4%, compared to the nine months ended March 31, 2020. This increase was primarily driven by costs associated with the growth in the number of Connected Fitness Products delivered during the period.

Our Connected Fitness Product Gross Margin decreased by 840 basis points for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020 primarily driven by expedited shipping investments and the price reduction on our Bike from $2,245 to $1,895.

Subscription cost of revenue for the nine months ended March 31, 2021 increased $123.7 million, or 119.7%, compared to the nine months ended March 31, 2020. This increase was primarily driven by an increase of $81.5 million in music royalty and streaming delivery fees driven by increased usage of our platform as our Subscription base and engagement continued to increase, an increase of $16.0 million in personnel-related expenses excluding stock-based compensation expense, due to increased headcount, an increase of $10.3 million in stock-based compensation expense, and an increase of $8.8 million in payment processing fees for our monthly subscription billing.

Subscription Gross Margin increased by 417 basis points for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020 primarily driven by fixed cost leverage with more Connected Fitness Subscriptions, relative current period decreases in certain travel and studio expenditures due to COVID-19 restrictions, as well as an adjustment to our reserve accrual estimates for certain variable subscription expenses of approximately 80 basis points.

Operating Expenses
Sales and Marketing

	Three Months Ended March 31,			Nine Months Ended March 31,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)
Sales and marketing	$208.2	$154.8	34.6%	$500.3	$392.8	27.4%
As a percentage of total revenue	16.5%	29.5%		16.2%	32.2%

Three and Nine Months Ended March 31, 2021 and 2020

Sales and marketing expense increased $53.5 million and $107.5 million when comparing the three and nine months ended March 31, 2021 with the three and nine months ended March 31, 2020, respectively. These increases were primarily due to an increase in spending on advertising and marketing programs of $24.3 million and $7.4 million, respectively. We resumed marketing in the second half of the quarter and will continue to ramp up in the fourth quarter given our improved order-to-delivery position. Additionally, an increase in personnel-related expenses of $10.8 million and $36.3 million, excluding stock-based compensation expense, due to increased headcount, a volume-based increase in payment processing fees of $9.7 million and $35.1 million, and an increase in expenses related to our showrooms of $3.5 million and $13.0 million, respectively.

General and Administrative

	Three Months Ended March 31,			Nine Months Ended March 31,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)
General and administrative	$180.6	$126.9	42.3%	$430.3	$265.4	62.1%
As a percentage of total revenue	14.3%	24.2%		13.9%	21.8%

Three and Nine Months Ended March 31, 2021 and 2020
General and administrative expense increased $53.7 million and $164.9 million when comparing the three and nine months ended March 31, 2021 with the three and nine months ended March 31, 2020, respectively. These increases were primarily due to our build out of our corporate support teams as we comply with additional public company requirements in our second year as a public company, as well as our Member support teams to support our growing Member base. This drove an increase in personnel-related expenses of $31.8 million and $72.4 million, excluding stock-based compensation expense, due to increased headcount, an increase in professional services fees of $29.8 million and $60.0 million, an increase in stock-based compensation expense of $9.1 million and $22.3 million, and additional costs due to system implementations of $5.6 million and $12.2 million, respectively. The increase was partially offset by a decrease in fees and one-time settlement amounts related to the settlement of litigation matters with each of Flywheel Sports, Inc. and Downtown Music Publishing LLC of $32.7 million and $31.1 million, respectively, incurred in the three months ended March 31, 2020.

Research and Development

	Three Months Ended March 31,			Nine Months Ended March 31,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)
Research and development	$69.8	$22.5	210.4%	$153.9	$60.6	154.0%
As a percentage of total revenue	5.5%	4.3%		5.0%	5.0%

Three and Nine Months Ended March 31, 2021 and 2020
Research and development expense increased $47.3 million and $93.3 million when comparing the three and nine months ended March 31, 2021 with the three and nine months ended March 31, 2020, respectively. These increases were primarily due to an increase in personnel-related expenses, which, excluding stock-based compensation expense, increased $19.4 million and $40.5 million, due to increased headcount, an increase of $17.1 million and $28.3 million in product development and research costs associated with development of new software features and products, and an increase of $4.1 million and $12.0 million in software expense, respectively.

Other (Expense) Income, Net and Income Tax Benefit

	Three Months Ended March 31,			Nine Months Ended March 31,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)
Other (expense) income, net	$(4.0)	$2.7	NM	$(0.5)	$9.6	NM
Income tax benefit	$(9.1)	$(0.1)	NM	$(10.8)	$(0.5)	NM
___________________________
*NM - not meaningful

Three and Nine Months Ended March 31, 2021 and 2020
Other (expense) income, net, was comprised of the following for the three and nine months ended March 31, 2021:

•Interest expense primarily related to the amortization of the convertible notes discount and deferred financing costs of $(4.9) million and $(5.7) million
•Interest income from cash, cash equivalents, and short-term investments of $1.6 million and $6.7 million; and
•Foreign exchange losses of $(0.7) million and $(1.5) million, respectively.

Other (expense) income, net, was comprised of the following for the three and nine months ended March 31, 2020:

•Interest expense primarily related to the secured revolving credit facility of $(0.4) million and $(1.6) million
•Interest income from cash, cash equivalents, and short-term investments of $5.9 million and $14.3 million; and
•Foreign exchange losses of $(3.0) million and $(3.2) million, respectively.

Income tax benefit increased for the three and nine months ended March 31, 2021 primarily due to adjustments to the valuation allowance resulting from acquisitions during the period, partially offset by state and international taxes.

        Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance.
Adjusted EBITDA and Adjusted EBITDA Margin
We calculate Adjusted EBITDA as net (loss) income adjusted to exclude: other expense (income), net; income tax benefit; depreciation and amortization expense; stock-based compensation expense; transaction and integration costs; certain litigation expenses, consisting of legal settlements and related fees for specific proceedings that arise outside of the ordinary course of our business; specific non-recurring costs associated with COVID-19; and impairment charges for fixed assets. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue.
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
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect certain litigation expenses, consisting of legal settlements and related fees for specific proceedings that we have determined arise outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) the complexity of the case, (iii) the nature of the remedy(ies) sought, including the size of any monetary damages sought, (iv) offensive versus defensive posture of us, (v) the counterparty involved, and (vi) our overall litigation strategy;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect transaction and integration costs related to acquisitions;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect incremental costs associated with COVID-19, which consist of hazard pay for field operations employees;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect impairment charges, and gains (losses) on disposals for fixed assets; and
•The expenses and other items that we exclude in our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results and we may, in the future, exclude other significant, unusual or non-recurring expenses or other items from these financial measures.

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Net (loss) income	$(8.6)	$(55.6)	$124.2	$(160.7)
Adjusted to exclude the following:
Other expense (income), net	4.0	(2.7)	0.5	(9.6)
Income tax benefit	(9.1)	(0.1)	(10.8)	(0.5)
Depreciation and amortization expense	14.5	11.0	38.8	28.2
Stock-based compensation expense	41.7	20.5	108.8	56.3
Litigation and settlement expenses (1)	11.1	49.3	18.6	59.0
Transaction and integration costs (2)	6.3	0.2	9.7	0.5
Other adjustment items (3)	3.3	0.9	9.3	0.9
Adjusted EBITDA	$63.2	$23.5	$299.1	$(25.9)
Adjusted EBITDA Margin	5.0%	4.5%	9.7%	(2.1)%
______________________
(1) Includes litigation fees for certain ongoing patent infringement litigation and consumer arbitration for the three and nine months ended March 31, 2021, and confidential settlements and associated legal fees relating to two previously disclosed legal matters—“Downtown Music Publishing LLC et. al v. Peloton Interactive” and “Flywheel Sports, Inc.” for the three and nine months ended March 31, 2020.
(2) Includes transaction and integration costs primarily associated with the acquisition and integration of Precor Fitness of $5.1 million and $8.5 million for the three and nine months ended March 31, 2021, respectively, and costs associated with the acquisition of Tonic Fitness Technology in the three and nine months ended March 31, 2020.
(3) Includes incremental costs associated with COVID-19 of zero and $5.9 million, respectively, and asset impairment charges of $3.3 million for each of the three and nine months ended March 31, 2021, and $0.9 million of incremental costs associated with COVID-19 for each of the three and nine months ended March 31, 2020.

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

The following table presents a reconciliation of Subscription Contribution to Subscription Gross Profit, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Subscription Revenue	$239.4	$98.2	$590.6	$242.5
Less: Cost of Subscription	84.8	41.4	227.0	103.3
Subscription Gross Profit	$154.5	$56.8	$363.6	$139.2
Subscription Gross Margin	64.6%	57.8%	61.6%	57.4%
Add back:
Depreciation and amortization expense	$4.9	$4.3	$13.9	$11.7
Stock-based compensation expense	4.3	1.4	13.9	3.6
Subscription Contribution	$163.7	$62.4	$391.3	$154.5
Subscription Contribution Margin	68.4%	63.6%	66.3%	63.7%

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
Liquidity and Capital Resources
Our operations have been funded primarily through cash flow from operating activities and net proceeds from the sales of our equity and convertible debt securities. As of March 31, 2021, we had cash and cash equivalents of approximately $2.1 billion and marketable securities of $629.4 million.

As of March 31, 2021, our marketable securities portfolio primarily consists of U.S. government notes and investment grade corporate securities.

We believe our existing cash and cash equivalent balances, cash flow from operations, marketable securities portfolio, and amounts available for borrowing under our Amended Credit Agreement (described below) will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, timing and amount of spending related to acquisitions, the timing and amount of spending on research and development, the timing and financial impact of recently announced product recalls, growth in sales and marketing activities, the timing of new Connected Fitness Product introductions, market acceptance of our Connected Fitness Products, timing and investments needed for international expansion, and overall economic conditions. Further, we may use cash to satisfy exercise payments and/or tax withholdings in connection with the settlement of equity awards, or other stock buyback programs. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Convertible Notes
In February 2021, we issued $1.0 billion aggregate principal amount of 0% Convertible Senior Notes due 2026 (the "Notes") in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $125.0 million. The Notes were issued pursuant to an Indenture (the "Indenture") between us and U.S. Bank National Association, as trustee. The Notes are our senior unsecured obligations and do not bear regular interest, and the principal amount of the Notes does not accrete. The net proceeds from this offering were approximately $977.2 million, after deducting the initial purchasers' discounts and commissions and our offering expenses. For additional details, refer to Note 8 – Debt and Financing Arrangements - 'Convertible Senior Notes' included in the “Notes to our Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

On February 8, 2021, we entered into a First Amendment (the “First Amendment”) to the Amended Credit Agreement to revise certain covenants that restricted the incurrence of indebtedness to permit the Capped Call Transactions and issuance of the Notes.

On March 18, 2021, we entered into a Joinder Agreement (the "Joinder") to the Amended Credit Agreement, as amended by the First Amendment, to add Citibank, N.A. as a lender under the Amended Credit Agreement and to provide for an increase of the commitments available under the revolving credit facility by $35.0 million from $250.0 million to $285.0 million.

The Amended Credit Agreement provides for a $285.0 million secured revolving credit facility, including up to the lesser of $150.0 million and the aggregate unused amount of the facility for the issuance of letters of credit. Interest on the Amended Credit Agreement is paid based on LIBOR plus 2.75% or an Alternative Base Rate plus 1.75%. We are required to pay an annual commitment fee of 0.375% on a quarterly basis based on the unused portion of the revolving credit facility. The principal amount, if any, is payable in full in June 2024. As of March 31, 2021, we had not drawn on the credit facility and did not have outstanding borrowings under the Amended Credit Agreement. As of March 31, 2021, we had outstanding letters of credit totaling $4.8 million issued primarily to cover security deposits for an operating lease obligation.

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

Cash Flows

	Nine Months Ended March 31,
	2021	2020
	(in millions)
Net cash flows provided by operating activities	$359.3	$49.1
Net cash flows used in investing activities	(233.4)	(905.9)
Net cash flows provided by financing activities	890.5	1,209.3

Operating Activities
Net cash provided by operating activities of $359.3 million for the nine months ended March 31, 2021 was primarily due to an increase in non-cash adjustments of $207.3 million, net income of $124.2 million, and net change in operating assets and liabilities of $27.7 million. The increase in net operating assets and liabilities was primarily due to a $444.2 million increase in accounts payable and accrued expenses related to increased inventory and other expenditures to support general business growth, as well as the timing of payments, partially offset by a $363.7 million increase in inventory levels as we ramped up supply to meet the current increased demand. Non-cash adjustments primarily consisted of stock-based compensation expense, operating lease expense, and depreciation and amortization expense.

Investing activities
Net cash used in investing activities for the nine months ended March 31, 2021 of $233.4 million was primarily related to purchases of marketable securities of $449.1 million, $167.9 million used for capital expenditures primarily related to the continued build out of our New York City headquarters, our new Peloton studios in London, our new manufacturing facilities in Taiwan, and new showrooms, and $135.8 million relating to acquisitions, partially offset by maturities of marketable securities of $517.8 million.

Financing activities
Net cash provided by financing activities of $890.5 million for the nine months ended March 31, 2021 was primarily related to proceeds from the issuance of convertible debt of $977.2 million, partially offset by $81.3 million of capped call transactions entered into concurrently with the convertible debt issuance.

Contractual Obligations
As of March 31, 2021, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$958.7	$19.3	$175.7	$176.4	$587.3
Minimum guarantees (2)	39.3	19.1	20.2	—	—
Unused credit facility fee payments (3)	3.4	1.1	2.1	0.2	—
Other purchase obligations (4)	80.7	47.8	31.7	1.2	—
Acquisition of Precor (5)	431.1	431.1	—	—	—
Convertible senior notes (6)	1,000.0	—	—	1,000.0	—
Total	$2,513.2	$518.5	$229.6	$1,177.8	$587.3
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
(3) We are required to pay a commitment fee of 0.375% based on the unused portion of the revolving credit facility. As of March 31, 2021, we were contingently liable for approximately $4.8 million in standby letters of credit for our operating lease obligations.
(4) Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to cloud computing costs.
(5) On April 1, 2021, we completed our previously announced acquisition of Precor from Amer Sports Corporation pursuant to the terms of the Purchase Agreement. See Note 7 in the “Notes to our Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(6) Refer to Note 8 in the "Notes to our Condensed Consolidated Financial Statements" in Part I, Item I of this Quarterly Report on Form 10-Q for further details regarding our convertible senior notes obligations.
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

Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of March 31, 2021.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk
We had cash and cash equivalents and marketable securities of approximately $2.7 billion as of March 31, 2021. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

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

Foreign Currency Risk
Our international sales are primarily denominated in foreign currencies and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our revenue. We source and manufacture inventory primarily in U.S. dollars and Taiwanese dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. For example, we purchased Tonic, a contract manufacturer, and our operating expenses incurred in manufacturing our products in Tonic's facilities in Taiwan are denominated in foreign currencies and not in U.S. dollars. In addition, our suppliers incur many costs, including labor and supply costs, in other currencies. While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses. We use derivative instruments, such as foreign currency forwards, and have the ability to use option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. Our exposure to foreign currency exchange rates has historically been partially hedged as our foreign currency denominated inflows create a natural hedge against our foreign currency denominated expenses.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the accompanying notes and the information contained in our Form 10-K and in our other public filings before deciding whether to invest in shares of our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

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
•Our products and services may be affected from time to time by design and manufacturing defects, real or perceived, that could adversely affect our business and result in harm to our reputation.
•From time to time, we may be subject to legal proceedings, regulatory investigations or disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, reputation, financial condition, and operating results.
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

Risk Factors

Our Most Material Financial, Operational and Execution Risks

We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.

While we had net (loss) income of $(8.6) million and $124.2 million in the three and nine months ended March 31, 2021, respectively, we have incurred operating losses each year since our inception in 2012, including net losses of $(71.6) million, $(195.6) million, and $(47.9) million for fiscal 2020, 2019, and 2018, respectively, and may continue to incur net losses in the future. We expect our operating expenses to increase in the future as we continue our sales and marketing efforts, continue to invest in research and development, expand our operating and retail infrastructure, add content and software features to our platform, expand into new geographies, develop new Connected Fitness Products, and in connection with legal, accounting, and other expenses related to operating as a public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products and services, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from the COVID-19 pandemic, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.

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
•actual or perceived safety concerns regarding our products;
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

Additionally, further expansion into international markets such as Canada, the United Kingdom, Germany and Australia will create new challenges in attracting and retaining Subscribers that we may not successfully address. As a result of these factors, we cannot be sure that our Subscriber levels will be adequate to maintain or permit the expansion of our operations. A decline in Subscriber levels could have an adverse effect on our business, financial condition, and operating results.

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

Despite the uncertainties caused by COVID-19, sales of our Connected Fitness Products have increased each quarter during the pandemic as consumers have invested in at-home fitness equipment due to government mandated stay-at-home orders. As a result of our increased sales, the price of our Class A common stock has increased significantly over the course of the past year, but has also fluctuated based on developments surrounding COVID-19. For example, when the effectiveness of the first COVID-19 vaccination was announced in November 2020, the stock price of our Class A common stock dropped, and as reports of COVID-19 increased during the 2020 holiday season, the stock price of our Class A common stock rose.

The full extent of the impact of COVID-19 on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak and related stay-at-home orders, the impact on capital and financial markets and global supply chains, and the related impact on the financial circumstances of our Members (which may include consumer discretionary spending decreases, or upon the removal of lockdowns may cause consumers to go back to their pre-COVID routines), all of which are highly uncertain and cannot be predicted. (See also " - Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.") This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

Our Connected Fitness Products are sold in highly competitive markets with limited barriers to entry. Introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending, or other factors (including factors disclosed herein) could result in a decline in our revenue derived from our Connected Fitness Products, which may have an adverse effect on our business, financial condition, and operating results. Because we derive a significant majority of our revenue from the sales of our Bike, any material decline in sales of our Bike would have a pronounced impact on our future revenue and operating results.

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

We believe that our brand is important to attracting and retaining Members. Maintaining, protecting, and enhancing our brand depends largely on the success of our marketing efforts, ability to provide consistent, high-quality products, services, features, content, and support, and our ability to successfully secure, maintain, and defend our rights to use the “Peloton” mark, our “P” logo, and other trademarks important to our brand. We believe that the importance of our brand will increase as competition further intensifies and brand promotion activities may require substantial expenditures. Our brand could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity. Unfavorable publicity about us, including our products, services, technology, customer service, content, personnel, and suppliers could diminish confidence in, and the use of, our products and services. For example, we have received reports of a number of injuries associated with our Tread+ product, and as a result, in April 2021, the U.S. Consumer Product Safety Commission ("CPSC") unilaterally issued a warning to consumers about the safety hazards associated with the Tread+ product. After further discussion with the CPSC, on May 5, 2021, we decided to issue a voluntary product recall of our Tread+, which we are conducting in collaboration with the CPSC. On the same day, we issued a separate voluntary recall on our Tread product. The CPSC’s warning, claims or proceedings involving us or our products, actions we take to address these matters and any further publicity regarding any of the foregoing could harm our brand. Such negative publicity also could have an adverse effect on the size, engagement and loyalty of our Member base and result in decreased revenue, which could have an adverse effect on our business, financial condition, and operating results.

Other Risks Related to Our Business and Financial Condition
We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.

We have expanded our operations rapidly and have limited operating experience at our current size. For example, between June 30, 2017 and March 31, 2021, our employee headcount increased from 443 to 6,593, and we expect headcount growth to continue for the foreseeable future. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. Moreover, the vertically integrated nature of our business, where we design our own Connected Fitness Products, develop our own software, produce original fitness and wellness programming, sell our products exclusively through our own sales teams and e-commerce site, and assemble, deliver, and service our Connected Fitness Products, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. For example, as a result of the current COVID-19 pandemic we may not be able to manage our business effectively and, in particular, we may experience difficulties in meeting consumer demand for our Connected Fitness Products and services, due to our employees becoming ill, being unable to travel to our facilities, and constraints within our supply chain. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed.

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

We are passionate about continually enhancing the Peloton experience with a focus on driving long-term Member engagement through innovation, immersive content, technologically advanced Connected Fitness Products, and community support, which may not necessarily maximize short-term financial results. We frequently make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve the Peloton experience, which we believe will improve our financial results over the long term. For example, in the second quarter of fiscal year 2021, we committed to incrementally invest over $100 million in air freight and expedited ocean freight over the subsequent six months to shorten our order-to-delivery windows in order to improve our Member experience, despite the potential impact on our near-term profitability. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our membership growth and Member engagement, and our business, financial condition, and operating results could be harmed.

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
•the timing and our ability to develop certain product solutions to enhance the safety of our Tread+ or Tread products to the satisfaction of the CPSC in connection with our voluntary product recalls, which we are conducting in collaboration with the CPSC;
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
•changes in our effective tax rate, including as a result of potential changes in tax laws proposed by the Biden administration and Democratic controlled Congress;
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

The recently completed acquisition of Precor presents risks and we may not realize our anticipated strategic and financial goals from the acquisition.

Risks we may face in connection with our acquisition and integration of Precor include:

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
•Precor has not been required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002. The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this integration. In addition, we may discover significant deficiencies or material weaknesses in the quality of Precor’s financial and disclosure controls and procedures;
•As a result of the acquisition we now own and operate our first U.S.-based manufacturing facilities and we may have difficultly incorporating Precor’s manufacturing and supply chain operations into our existing manufacturing and supply chain infrastructure, potentially resulting in new and unexpected operational complexities and costs;
•Precor operates in segments of the commercial market that we have less experience with, including traditional gyms, multifamily residences, hotels and college and corporate campuses, and expansion of our operations in these segments through the acquisition could present various integration challenges and result in increased costs and other unforeseen challenges;
•Precor serves more than 100 countries worldwide, and as a result of the acquisition our operations have expanded into new jurisdictions, which could present significant integration challenges and result in significant increased risks and costs inherent in doing business in international markets (see “—We plan to expand into international markets, which will expose us to significant risks”);
•Precor's employees in a number of countries around the world are now Peloton employees, and we may face new and unanticipated challenges in employing this significant workforce, including integrating these employees into our existing business units, providing benefits and working conditions that comply with the laws in jurisdictions in which we haven't operated before, and maintaining our One Peloton culture; and

•We may have failed to identify or assess the magnitude of certain liabilities, shortcomings or other risks in Precor's business prior to closing our acquisition of Precor, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, a diversion of management’s attention and resources, and other adverse effects on our business, financial condition, and operating results.

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

In addition to expanding our operations into international markets through the sale of our Connected Fitness Products and the production of our platform content, we have, and may in the future, expand our international operations through acquisitions of, or investments in, foreign entities, which may result in additional operational costs and risks. For example, as a result of our recent acquisition of Tonic, one of our manufacturing partners and a Taiwanese entity, we own and are responsible for managing a manufacturing plant in Taiwan. This acquisition requires us to, among other things, fulfill Tonic’s obligations under existing service contracts that are unrelated to our current business, address the difficulties of managing a new workforce in a foreign country with different labor laws, customs, and language barriers, and successfully maintain relationships with Tonic’s current suppliers and contract partners. Additionally, in April 2021, we completed our acquisition of Precor which serves more than 100 countries worldwide. As a result, we need to increase our operations and efforts abroad, which could result in various integration challenges and amplify the various risks and costs of doing business in international markets described above.

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

As part of our business strategy, we have made and, in the future, intend to continue to make investments in other companies, products, or technologies, including acquisitions that may result in our entering markets or lines of business in which we do not currently have expertise. For example, in June 2018, we acquired Neurotic Media to develop a proprietary music platform that our instructors use to curate class playlists, and in October 2019, we acquired Tonic, one of our manufacturing partners. In addition, in April 2021, we acquired Precor in order to establish U.S. manufacturing capacity, boost research and development capabilities, and accelerate our penetration of the commercial market.

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

We entered into the Amended Credit Agreement with JPMorgan Chase Bank, N.A., Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Goldman Sachs Lending Partners LLC, and Silicon Valley Bank in June 2019 (as amended by the First Amendment, dated February 8, 2021 and the Joinder Agreement, dated March 18, 2021), which amended and restated the loan and security agreement that we previously entered into in November 2017, providing for a $285.0 million secured revolving line of credit. The term loan and revolving credit facility contains various restrictive covenants, including, among other things, minimum liquidity and revenue requirements, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related party transactions. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Pursuant to the agreement, we granted the parties thereto a security interest in substantially all of our assets. See Note 8 of the notes to our consolidated financial statements and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Amended Credit Agreement” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

Other Risks Related to Our Connected Fitness Products and Members

Our products and services may be affected from time to time by design and manufacturing defects, real or perceived, that could adversely affect our business and result in harm to our reputation.

We offer complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by us, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties. Any defects could make our products and services unsafe and create a risk of environmental or property damage and/or personal injury. We may also become subject to the hazards and uncertainties of product liability claims and related litigation. For example, we have received reports of injuries associated with our Tread+ product, one of which led to the death of a child. As a result of the aforementioned injuries associated with these reported Tread+ incidents, in April 2021, CPSC unilaterally issued a warning to consumers about the safety hazards associated with the Tread+ and is continuing to investigate the matter. While we do not agree with all of the assertions in CPSC’s warning, we announced on May 5, 2021 that we will initiate a voluntary recall of our Tread+ product in collaboration with the CPSC. The recall, the possibility that the CPSC could assess penalties or fines against us, and the risk that the CPSC or we could determine to recall any other product now or in the future, may adversely impact our operating results, brand reputation, and business. For example, in connection with the voluntary recall of the Tread+, we are working to develop additional safety features for the Tread+, including a digital passcode to further protect against unauthorized use, and to develop additional physical hardware to further enhance the safety of the product. If we are unable to develop a product solution to further enhance the safety of our Tread+ product (or our Tread product, which is also subject to a separate voluntary recall issued on the same day), we may not be able to sell that product for a significant period of time, if ever, and may face substantial costs associated with the development of such features and implementation of the recall. In addition to the CPSC investigation, we are presently subject to class action litigation and private personal injury claims related to these perceived defects in the Tread+ and incidents reported to result from its use that, regardless of their merits, could harm our reputation, divert management’s attention from our operations, and result in substantial legal fees, judgments, and other costs. Specifically, on April 20, 2021, purported Peloton Member Shannon Albright filed a putative class action lawsuit against the Company alleging violations of various California state laws related to the Tread+ and the matters contained in the CPSC warning, including violation of the Consumer Legal Remedies Act, breach of the Implied Warranty of Merchantability, and violations of California Business and Professions Code Sections 17200, et seq., and 17500, et seq. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows. Furthermore, the occurrence of real or perceived defects in any of our products, now or in the future, could result in additional negative publicity, regulatory investigations, or lawsuits filed against us, particularly if Members or others who use or purchase our Connected Fitness Products are injured. Even if injuries are not the result of any defects, if they are perceived to be, we may incur expenses to defend or settle any claims and our brand and reputation may be harmed.

In addition, from time to time we may experience outages, service slowdowns, hardware issues, or software errors that affect our ability to deliver our fitness and wellness programming through our Connected Fitness platform. As a result, our services may not perform as anticipated and may not meet our expectations, or legal or regulatory requirements, or the expectations of our Members. There can be no assurance that we will be able to detect and fix all issues and defects in the hardware, software, and services we offer. Failure to do so could result in widespread technical and performance issues affecting our products and services and could lead to claims or investigations against us.

We maintain general liability insurance; however, design and manufacturing defects, real or perceived, and claims related thereto, may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-offs of inventory, property and equipment, or intangible assets, and significant warranty and other expenses such as litigation costs and regulatory fines. If we cannot successfully defend any large claim, maintain our general liability insurance on acceptable terms, or maintain adequate coverage against potential claims, our financial results could be adversely impacted. Further, quality problems could adversely affect the experience for users of our products and services, and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for our products and services, delay in new product and service introductions, and lost revenue.

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

We generally provide a minimum 12-month limited warranty on all of our Connected Fitness Products. In addition, we permit returns of our Bikes or Treads by first-time purchasers for a full refund within 30 days of delivery. The occurrence of any defects, real or perceived, in our Connected Fitness Products could result in an increase in returns or make us liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if returns or warranty claims were to materially exceed anticipated levels. Due to the current COVID-19 pandemic, we may experience higher product returns as consumer discretionary spending decreases, or as the removal of lockdowns drive consumers to go back to their pre-COVID routines. Moreover, in light of changes we have made to our delivery procedures in connection with the current COVID-19 outbreak, it is possible that warranty claims may increase above historical rates, and we may be unable to satisfactorily validate and resolve warranty claims where the COVID-19 pandemic or other factors prevent us from performing in-home deliveries and/or service appointments. For example, if we are unable to resolve warranty claims through in-home service appointments, in some cases we have sent the Member a replacement Bike frame and have requested that they hold the impaired Bike frame until a later date when we can safely retrieve it.

In addition, we have been, and in the future could be, subject to costs related to product recalls, and we could incur significant costs to correct any defects, warranty claims, or other problems. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease consumer and Member confidence and demand, and adversely affect our financial condition and operating results. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and operating results. For example, we have received reports of a number of injuries associated with our Tread+ product, one of which led to the death of a child. As a result of the aforementioned injuries associated with these reported Tread+ incidents, in April 2021, CPSC unilaterally issued a warning to consumers about the safety hazards associated with the Tread+ and is continuing to investigate the matter. After further discussion with the CPSC, on May 5, 2021, we decided to issue a voluntary product recall of our Tread+, which we are conducting in collaboration with the CPSC. On the same day, we issued a separate voluntary recall on our Tread product. These recalls, the possibility that the CPSC could assess penalties or fines against us, and the risk that the CPSC or we could determine to recall any other product now or in the future, may adversely impact our operating results, brand reputation, and business. Furthermore, we are presently, and may in the future be, subject to warranty claims and lawsuits related to injuries sustained by Members or their friends and family members, or others who use or purchase the Tread+ and other Connected Fitness Products, that regardless of their merits, could harm our reputation, divert management’s attention from our operations and result in substantial legal fees and other costs.

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

Risks Related to Laws, Regulation, and Legal Proceedings

From time to time, we may be subject to legal proceedings, regulatory investigations or disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. Injuries sustained by Members or their friends and family members, or others who use or purchase our Connected Fitness Products, could subject us to regulatory proceedings and litigation by governance agencies and private litigants brought against us, that regardless of their merits, could harm our reputation, divert management’s attention from our operations and result in substantial legal fees and other costs. For example, we are presently subject to a CPSC investigation and other litigation related to injuries sustained by Members and others who use or purchase the Tread+, and we have reporting obligations to safety regulators in all jurisdictions where we sell Connected Fitness Products, where reporting may trigger further regulatory investigations. More recently, in April 2021, purported Peloton Member Shannon Albright filed a putative class action lawsuit against the Company, alleging violations of various California state laws related to the Tread+ and the matters contained in the CPSC warning, and plaintiff Ashley Wilson filed a putative securities class action lawsuit against the Company, our Chief Executive Officer and our Chief Financial Officer (the “Defendants”), purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between September 11, 2020 and April 16, 2021, alleging that the Defendants made false and/or misleading statements in violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Litigation and regulatory proceedings, such as CPSC investigations and related personal injury or class action claims and lawsuits, as well as securities and intellectual property infringement matters that we are currently facing or could face, can be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our legal costs for any of these matters, either alone or in the aggregate could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable, or require us to stop offering certain products, components, or features, all of which could negatively affect our membership and revenue growth. See Note 9 of the notes to our condensed consolidated financial statements and the section titled “—Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in September 2019 at a price of $29.00 per share, our stock price has ranged from $17.70 to $171.09 through April 30, 2021. In addition, the trading prices of securities of technology companies in general have been highly volatile. Moreover, while the market price of the common stock of many technology companies have fallen significantly since the outbreak of the COVID-19 pandemic, the trading price of our Class A common has increased. There are no assurances that the trading price of our Class A common stock will continue at this level for any period of time and the extent to which, and for how long, the COVID-19 pandemic may impact the market price of our Class A common stock is unclear. Moreover, the trading price of our Class A common stock could experience a significant decrease once the longer-term scope and impact of COVID-19 is better understood.

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
•the timing and our ability to develop certain product solutions to enhance the safety of our Tread+ or Tread products to the satisfaction of the CPSC in connection with the Company’s voluntary safety recalls, which it is conducting in collaboration with the CPSC;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•recruitment or departure of key personnel;
•the economy as a whole and market conditions in our industry;
•our acquisition of Precor or other investments or acquisitions in the future;
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

There were a total of 297,862,258 shares of our Class A common stock and Class B common stock outstanding as of March 31, 2021. All shares of our Class A common stock and Class B common stock are freely tradable, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

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
In addition, as of March 31, 2021, we had options outstanding that, if fully exercised, would result in the issuance of 45,879,446 shares of Class B common stock and 14,185,463 shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the open market.

The dual class structure of our common stock has the effect of concentrating voting control with our directors, executive officers, and certain other holders of our Class B common stock; this will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. As of March 31, 2021, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the voting power of our capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) ten years from the closing of the IPO, and (iii) the date the shares of Class B common stock cease to represent at least 1% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Risks Related to the Ownership of Our Convertible Senior Notes

The Notes are effectively subordinated to our existing and future secured indebtedness and structurally subordinated to the liabilities of our subsidiaries.

The Notes are our senior, unsecured obligations and rank equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. In addition, because none of our subsidiaries will guarantee the Notes, the Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. As of March 31, 2021, we had approximately $1.0 billion in total indebtedness and approximately $280.2 million of available borrowing capacity under our Amended Credit Agreement (after deducting $4.8 million of outstanding letters of credit). Our subsidiaries had no outstanding indebtedness as of March 31, 2021. The indenture governing the Notes does not prohibit us or our subsidiaries from incurring additional indebtedness, including senior or secured indebtedness, in the future.

If a bankruptcy, liquidation, dissolution, reorganization or similar proceeding occurs with respect to us, then the holders of any of our secured indebtedness may proceed directly against the assets securing that indebtedness. Accordingly, those assets will not be available to satisfy any outstanding amounts under our unsecured indebtedness, including the Notes, unless the secured indebtedness is first paid in full. The remaining assets, if any, would then be allocated pro rata among the holders of our senior, unsecured indebtedness, including the Notes. There may be insufficient assets to pay all amounts then due.

If a bankruptcy, liquidation, dissolution, reorganization or similar proceeding occurs with respect to any of our subsidiaries, then we, as a direct or indirect common equity owner of that subsidiary (and, accordingly, holders of our indebtedness, including the Notes), will be subject to the prior claims of that subsidiary’s creditors, including trade creditors and preferred equity holders. We may never receive any amounts from that subsidiary to satisfy amounts due under the Notes.

We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change or to pay any cash amounts due upon conversion, and our other indebtedness limits our ability to repurchase the Notes or pay cash upon their conversion.

Noteholders may require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our Class A common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture.

A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Notes.

As of March 31, 2021, we had $1.0 billion indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;

•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our Class A common stock upon conversion of the notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the notes, and our cash needs may increase in the future. In addition, our existing $285.0 million revolving credit facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

The accounting method for the Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the Notes and reflecting the underlying shares of our Class A common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

Under applicable accounting principles, the initial liability carrying amount of the Notes is the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, non-convertible debt. We reflected the difference between the net proceeds from our offering of the Notes and the initial carrying amount as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income or higher reported loss. The lower reported income or higher reported loss resulting from this accounting treatment could depress the trading price of our Class A common stock and the Notes. However, in August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, that in certain cases will eliminate the separate accounting for the debt and equity components as described above. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after December 15, 2021 (or, in the case of smaller reporting companies, December 15, 2023), including interim periods within those fiscal years. However, early adoption is permitted in certain circumstances for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. When effective, we expect to qualify for the elimination of the separate accounting described above which, as a result, will reduce the interest expense that we expect to recognize for the Notes for accounting purposes.

In addition, because we intend to settle conversions by paying the conversion value in cash up to the principal amount being converted and any excess in shares, we expect to be eligible to use the treasury stock method to reflect the shares underlying the Notes in our diluted earnings per share. Under this method, if the conversion value of the Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the Notes were converted and that we issued shares of our Class A common stock to settle the excess. However, if reflecting the Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Notes does not exceed their principal amount for a reporting period, then the shares underlying the Notes will not be reflected in our diluted earnings per share. In addition, if accounting standards change in the future and we are not permitted to use the treasury stock method, then our diluted earnings per share may decline. For example, ASU 2020-06 amends these accounting standards, effective as of the dates referred to above, to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Notes and could materially reduce our reported working capital.

The capped call transactions may affect the value of the Notes and our Class A common stock.

In connection with the Notes, we entered into capped call transactions with certain financial institutions (the option counterparties). The capped call transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount upon conversion of any Notes, with such reduction and/or offset subject to a cap.

In connection with establishing their initial hedges of the capped call transactions, the option counterparties and/or their respective affiliates purchased shares of our Class A common stock and/or entered into various derivative transactions with respect to our Class A common stock. This activity could have increased (or reduced the size of any decrease in) the market price of our Class A common stock or the Notes at that time.

In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock in secondary market transactions (and are likely to do so following any conversion of Notes, any repurchase of the Notes by us on any fundamental change repurchase date, any redemption date or any other date on which the Notes are retired by us). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock or the Notes.

The potential effect, if any, of these transactions and activities on the market price of our Class A common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our Class A common stock.

We are subject to counterparty risk with respect to the capped call transactions, and the capped call may not operate as planned

The option counterparties are financial institutions, and we will be subject to the risk that they might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions, including the bankruptcy filing by
Lehman Brothers Holdings Inc. and its various affiliates. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of any option counterparty.

In addition, the capped call transactions are complex, and they may not operate as planned. For example, the terms of the capped call transactions may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the capped call transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In February 2021, we issued $1.0 billion in aggregate principal amount of 0% convertible senior notes due February 15, 2026, or the Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The Notes are convertible into shares of our Class A common stock on the terms set forth in the indenture governing the Notes. Information relating to the issuance of the Notes was provided in a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2021.

Use of Proceeds

On September 25, 2019, our Registration Statement on Form S-1, as amended (Reg. No. 333-233482), was declared effective in connection with the IPO of our Class A common stock.

There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus relating to that offering dated September 25, 2019.

Registrant Purchases of Equity Securities

None.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated as of February 11, 2021, between the Registrant and U.S. Bank National Association, as trustee	8-K	001-39058	4.1	02/11/2021
4.2	Form of 0.00% Convertible Senior Notes due 2026 (included in Exhibit 4.1)	8-K	001-39058	4.2	02/11/2021
10.1	Form of Base Capped Call Transaction Confirmation	8-K	001-39058	10.1	02/11/2021
10.2	Form of Additional Capped Call Transaction Confirmation	8-K	001-39058	10.2	02/11/2021
10.3	First Amendment to the Amended and Restated Revolving Credit Agreement, dated as of February 8, 2021, by and among the Registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	001-39058	10.3	02/11/2021
10.4	Joinder Agreement, by and between the Registrant, Citibank, N.A., and JPMorgan Chase Bank, N.A., dated March 18, 2021					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)					X

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

Date : May 6, 2021

PELOTON INTERACTIVE, INC.
By:	/s/ John Foley
John Foley Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jill Woodworth
Jill Woodworth Chief Financial Officer (Principal Financial Officer)