Form 10-K
period 2021-06-30
PELOTON INTERACTIVE, INC.
filed 2021-08-27
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-39058

Peloton Interactive, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-3533761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
441 Ninth Avenue, Sixth Floor	10001
New York, New York	(Zip Code)
(Address of principal executive offices)
(917) 671-9198 (Registrant's telephone number, including area code)
125 West 25th Street, 11th Floor, New York, New York 10001 (former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.000025 par value per share	PTON	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was $39.7 billion based upon the closing price reported for such date on the Nasdaq Global Select Market.

As of July 30, 2021, the number of shares of the registrant's Class A common stock outstanding was 271,506,610 and the number of shares of the registrant's Class B common stock outstanding was 28,990,732.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, Adjusted EBITDA, operating expenses, including changes in sales and marketing, general and administrative (including any components of the foregoing), and research and development expenses, and our ability to achieve and maintain future profitability;

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

•the expected outcome of legal proceedings or regulatory investigations;

•beliefs and objectives for future operations;

•our ability to increase sales of our Connected Fitness Products and services;

•our ability to further penetrate our existing Subscription base and maintain and expand our Subscription base;

•the completion and operation of the Peloton Output Park and the expected benefits of this or other manufacturing facilities;

•the expected benefits of the acquisition of Precor Incorporated, a Delaware corporation ("Precor");

•the effects of seasonal trends on our results of operations;

•our expectations regarding content costs for past use;

•our ability to maintain, protect, and enhance our intellectual property;

•our ability to partner with third parties such as music licensors, service providers, and suppliers;

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions and other factors that could cause actual results to differ materially from those stated, including those described in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, as such factors may be updated in our filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In particular, the impact of the current COVID-19 pandemic to economic conditions and the fitness industry in general and our financial position and operating results in particular have been material, are changing rapidly, and cannot be predicted.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Our forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations, except as required by law.

You should read this Annual Report on Form 10-K, and the documents that we reference in this Annual Report on Form 10-K and have filed with the SEC, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

In this Annual Report on Form 10-K, the words "we," "us," "our," and "Peloton" refer to Peloton Interactive, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our Class A common stock. Some of the principal risks and uncertainties include the following:

•We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.
•We may be unable to attract and retain Subscribers, which could have an adverse effect on our business and rate of growth.
•If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative, and updated products and services in a timely manner, or effectively manage the introduction of new or enhanced products and services, our business may be adversely affected.
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
•The full impact of the COVID-19 coronavirus pandemic, or COVID-19, is uncertain and cannot be predicted. The COVID-19 pandemic could worsen or its effects could be prolonged, including as a result of variants, which could have an adverse effect on our business, results of operations, and financial condition.
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

PART I

Item 1. Business

Overview
Peloton is the largest interactive fitness platform in the world with a loyal community of over 5.9 million Members as of June 30, 2021. We pioneered connected, technology-enabled fitness, and the streaming of immersive, instructor-led boutique classes to our Members anytime, anywhere. We make fitness entertaining, approachable, effective, and convenient, while fostering social connections that encourage our Members to be the best versions of themselves. We define a Member as any individual who has a Peloton account through a paid Connected Fitness Subscription, or a paid Peloton Digital subscription.

We are an innovation company at the nexus of fitness, technology, and media. We have disrupted the fitness industry by developing a first-of-its-kind subscription platform that seamlessly combines the best equipment, proprietary networked software, and world-class streaming digital fitness and wellness content, creating a product that our Members love.

Driven by our Members-first mindset, we built a vertically integrated platform that ensures a best-in-class, end-to-end experience. We have a direct-to-consumer multi-channel sales platform. We had 123 showrooms as of June 30, 2021, with knowledgeable sales specialists, a high-touch delivery service, and helpful Member support teams.

Our world-class instructors teach classes across a variety of fitness and wellness disciplines, including indoor cycling, indoor/outdoor running and walking, Bike and Tread bootcamps, yoga, Pilates, Barre, strength training, stretching, meditation, and floor cardio. We produce hundreds of original programs per month and maintain a vast and constantly updated library of thousands of original fitness and wellness programs. We make it easy for Members to find a class that fits their interests based on class type, instructor, music genre, length, available equipment, area of physical focus, and level of difficulty.

Our revenue is primarily generated from the sale of our Connected Fitness Products and associated recurring Subscription revenue. We have historically experienced significant growth in sales of our Connected Fitness Products, which, when combined with our low Average Net Monthly Connected Fitness Churn led to significant growth in Connected Fitness Subscriptions. Our Connected Fitness Subscription base grew by 114% in fiscal 2021.

Our compelling financial profile is characterized by high growth, strong retention, recurring revenue, and efficient subscription acquisition. When we acquire new Connected Fitness Subscriptions, we are often able to offset our subscription acquisition costs with the gross profit earned on our Connected Fitness Products. This allows for rapid payback of our sales and marketing investments and results in a robust unit economic model.

We are a fast-growing and scaled fitness platform. For fiscal years 2021, 2020, and 2019:

•We generated total revenue of $4,021.8 million, $1,825.9 million, and $915.0 million, respectively, representing 120% and 100% year-over-year growth;
•We recognized net losses of $(189.0) million, $(71.6) million, and $(195.6) million, respectively; and
•Our Adjusted EBITDA was $253.7 million, $117.7 million, and $(71.3) million, respectively.

See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” in this Annual Report on Form 10-K for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

For fiscal years 2021, 2020, and 2019, key operational metrics of our business included:

•Connected Fitness Subscriptions of 2,330,700; 1,091,100; and 511,200 respectively; and
•Average Net Monthly Connected Fitness Churn of 0.61%; 0.62%; and 0.65%, respectively.

For a definition of Connected Fitness Subscriptions and Average Net Monthly Connected Fitness Churn, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational and Business Metrics.”

Our Products
Connected Fitness Products
Bike
Our current Bike features a carbon steel frame, a nearly silent belt drive, durable magnetic resistance, and a 22” high-definition touchscreen with built-in stereo speakers to stream live and on-demand classes, all in a compact, 4’ by 2’ footprint. Our Bike is available in the United States, Canada, the United Kingdom, Germany, and Australia.

Bike+
Our new Bike+ provides an immersive cardio experience and seamless transition to floor-based exercises with its 24”, 360 degree rotating display. Members can easily pivot and tilt the screen to add strength, yoga, and stretching to their routine or take our all new

Bike Bootcamp class series. Resistance on Bike+ is controlled digitally allowing Members to “Auto Follow” their instructors’ class programs and control resistance from the touchscreen. A powerful built-in soundbar and subwoofer system offers an improved audio experience while the integrated Apple GymKit simplifies Apple Watch pairing. Bike+ is currently available for purchase in the United States, Canada, the United Kingdom, Germany, and Australia.

Tread
The newest addition to our Tread line has all the essential elements of the Tread+ experience but in a more affordable and compact form factor – maintaining ample running surface area and runner comfort. The Tread features a sleek belt drive, 24” touchscreen with integrated soundbar and subwoofer, and ergonomic pace and incline control knobs and jump buttons. With an immersive audio and video experience and heart rate monitor integration, Peloton Tread is designed for both on-Tread as well as floor-based bootcamp content. Tread is currently available for purchase in the United States, Canada, and the United Kingdom, and will be available for purchase in Germany in Fall 2021.

Tread+
Tread+ features a shock-absorbing rubber-slat belt and ball bearing system, ideal for low-impact training. Pace and incline ergonomic control knobs allow for seamless adjustments, and the 32” high-definition touchscreen features a 20-watt sound bar. Tread+ had only been available for sale in the United States, however, on May 5, 2021, we decided to issue a voluntary product recall on Tread+, which we are conducting in collaboration with the Consumer Product Safety Commission ("CPSC"). At this time, we are not able to forecast a date for sales to resume in the United States. See Part II, Item 1A "Risk Factors — Risks Related to Laws, Regulation, and Legal Proceedings."

Subscriptions
Connected Fitness Subscriptions
Our Connected Fitness Subscriptions are on a month-to-month basis, allow for multiple household users, and provide unlimited access to all live and on-demand classes. Our Connected Fitness Subscription allows Members to access classes through our Connected Fitness Products, compete on our motivating leaderboard, track performance metrics, and connect and interact with the broader Peloton community. Our Connected Fitness Subscription also includes access to our content through Peloton Digital, our digital app, which is available through iOS and Android mobile devices and most tablets and computers. On average, we had 2.2 Members per Connected Fitness Subscription as of June 30, 2021.

Peloton Digital
Peloton Digital began as a companion app for Connected Fitness Subscriptions to provide access to our classes while our Members were away from their Connected Fitness Products. A Peloton Digital Subscriber is an individual who has a paid Peloton Digital subscription with a successful credit card billing.

Peloton Digital is included with all Connected Fitness Subscriptions. As of June 30, 2021, 69% of our Members on Connected Fitness Subscriptions used Peloton Digital to supplement their workout regimen. Peloton Digital also helps us attract new Connected Fitness Subscriptions by serving as an acquisition tool for new Members.

Peloton Digital workouts include indoor/outdoor running and walking, Bike and Tread bootcamps, yoga, Pilates, Barre, strength training, stretching, meditation, and floor cardio. Our Members have shown strong interest in these new verticals; in fiscal 2021, 42% of workouts completed were across non-cycling fitness verticals.

Our Vertically Integrated Fitness Platform
Technology
Our content delivery and interactive software platform are critical to our Member experience. We invest substantial resources in research and development to enhance our platform, develop new products and features, and improve the speed, scalability, and security of our platform infrastructure. Our research and development organization consists of world-class engineering, product, and design teams. Our engineering, product, and design teams work together to bring our products to life, from conception and validation to implementation. We constantly improve our existing Connected Fitness Products through frequent software updates, rapid iteration of feature enhancements, and new innovations.

Our video streaming pipeline utilizes cloud providers for stream generation, storage, and distribution. The integration with these providers is customized and developed by our engineering team and is designed to integrate with our product and systems. This enables a high-quality Member experience and high availability of services across diverse consumer platforms and geographies.

Content and Music
We create engaging, original fitness and wellness content in an authentic live environment that is immersive and motivating while encouraging a sense of community. We combine high production value content with a broad catalog of music to create a truly unique fitness experience our Members love.

Content Development

We use performance data to understand our Members’ workout habits in order to evolve and optimize our programming around class type, length, music, and other considerations. We have developed a diverse content library with thousands of classes across an extensive range of class lengths, difficulty levels, and fitness preferences ranging from fun and flexible to structured and highly technical, all of which our Members easily access through filtering and search capabilities. As of June 30, 2021, we produce original programs from our production studios in New York City and London, with 40 instructors, and across 11 fitness and wellness disciplines including indoor cycling, indoor/outdoor running and walking, Bike and Tread bootcamps, yoga, strength training, stretching, meditation, and floor cardio.

As we further expand internationally, we will develop localized content, as we have done in the United Kingdom and Germany where we produce content featuring five British and three German instructors from our London studio. Most recently, we onboarded our first Australian instructor, coinciding with the launch of our Australian operations. As we expand into other non-English-speaking countries, we will produce classes in local languages from our existing studios and use subtitling for our English-speaking programming. We currently produce our content in three languages: English, German, and Spanish.

Instructors
In front of the camera, our instructors play a critical role in bringing the Peloton experience to life for our Members. Our instructors are not only authorities in their respective areas of fitness, but also relatable, magnetic personalities who inspire passionate followings. We offer a diverse cast of instructors that allows us to appeal to a broad audience of Members. Our instructors inspire our Members off-camera by attending showroom openings and other Member-focused events, like Homecoming, where they meet and interact with our Members. Our Members feel connected to our instructors and many Members travel long distances to take a live class at our Peloton studios.

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

Music and Music Technology
We have developed a proprietary music platform that fuels the workout experience with thoughtfully curated playlists that align with our Members’ musical preferences. As of June 30, 2021, we had over 2.6 million songs under license, representing one of the largest audiovisual connected fitness music catalogs in the world. Our curated music is as diverse and dynamic as the Members we serve, delivering a custom-fit-and-finish musical experience created by instructors and music supervisors on our production team.

We control the intersection of fitness and music in a deeply engaging way, motivating Members to achieve their fitness goals while discovering great music in the process. Peloton is a discovery resource for new artists and songs while also providing the opportunity for our Members to re-discover music they love. Members consistently rank the music we feature as one of their favorite aspects of the Peloton experience. We believe we have taken a leading position in the fitness and wellness category by defining new standards for musical content partnerships which include the development of our signature Artist Series to spotlight the legacy and catalog of some of the biggest names in the industry, premiering new music exclusives available only on Peloton, and working with artists to co-curate classes based on their own music or influences.

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
•integrations with Spotify and Apple Music, enabling Members to sync songs they hear on Peloton to their streaming service; and
•strengthening and leveraging artist partnerships on and off-platform for deeper membership engagement and heightened brand profile.

Music Rights Strategy
We have built a world class music rights content management and reporting system to meet the needs of our music rights holders in order to support our highly-engaged, growing global community. Peloton is increasingly seen by our partners as an impactful music discovery platform, which has created opportunities to progressively and meaningfully enhance our classes with custom music experiences. We expect this to continue as we invest in music-first technology to improve the quality of our Members’ experience, strengthen our competitive advantage over other fitness platforms, and add value to our Members.

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

Direct to Consumer, Multi-Channel Sales Model
We sell our products directly to customers through a multi-channel sales platform that includes e-commerce, inside sales, showrooms, and in a small number of cases, a "store within store" concept. Our sales associates use robust customer relationship management tools to deliver an elevated, personalized, and educational purchase experience, regardless of channel of capture and conversion.

•E-Commerce and Inside Sales: Our desktop and mobile websites, www.onepeloton.com, www.onepeloton.co.uk, www.onepeloton.de, www.onepeloton.ca, and www.onepeloton.com.au provide an elevated brand experience where visitors can learn about our products and services and access product reviews. Our inside sales team engages with customers by phone, email, and online chat on our websites, and offers one-on-one sales consultations seven days a week.

•Showrooms: Our showrooms allow customers to experience and try our products. We provide interactive product demonstrations and many of our showrooms have private areas where customers can do a “test ride” or “test run.” We frequently host Peloton community events in our showrooms, which help deepen brand engagement and loyalty.

•Commercial: The commercial and hospitality markets represent a small percentage of sales but are important to driving trial and brand awareness. Our Bikes in hospitality locations help keep our Members riding when they travel, creating further Member engagement, loyalty, and convenience. Across our markets as of June 30, 2021, there were approximately 14,000 Peloton Bikes in over 7,000 commercial locations.

•Corporate Wellness: Our Corporate Wellness program provides employers, insurers, and other partners with the opportunity to offer their employees and Members subsidized access to Peloton Digital subscriptions, All Access Memberships, and/or Connected Fitness products and delivers on our oft-stated goal to make Peloton even more accessible.

Showroom Site Strategy
As of June 30, 2021, we operated 123 retail locations across the United States, Canada, the United Kingdom, and Germany. Our retail locations are located primarily in upscale malls, lifestyle centers, and premium street locations. When evaluating potential new markets, we carefully examine historical sales data, key demographics, traffic patterns, geographic locations, and co-tenancy of other complementary lifestyle-oriented retailers. In the United States, we attempt to cluster stores around major urban markets and suburbs while also operating in super regional and regional centers that draw from a greater trade area. In Canada, Germany and the United Kingdom, we will continue to focus on major urban markets.

We operate three retail formats including our large showrooms which range from 1,500 to 3,000 square feet and “microstores” which are typically around 300 square feet. Large showrooms comprise 73% of our retail locations and provide space for Connected Fitness Products and Peloton-branded apparel, as well as private areas for “test rides” and “test runs.” Microstores represent 15% of our retail locations and are typically placed in highly visible “center court” areas. Concession stores represent 12% of our retail locations and consist of a presence within a partner's retail space in the U.K. and Germany. Our large showroom leases are typically five to ten years in lease duration while microstores are typically open for up to 1.5 years. Microstores allow us to test markets and specific shopping areas, and provide a temporary location while searching for the ideal large showroom space.

As a result of the COVID-19 pandemic, we were forced to close our global showrooms in accordance with local state and municipal guidelines. Though all of our stores have reopened, we will continue to adhere strictly to applicable government protocols regarding open-status, capacity limits and masking requirements. Should we face pandemic-related showroom closures in the future, our e-commerce and inside sales channels would allow us to remain open to continue to sell our Connected Fitness Products.

Membership & Member Support Services
The Membership team is focused on driving engagement to help us maintain our high Connected Fitness Subscription retention rates. The team develops new ways to promote engagement with our products and community or help Members reengage with our platform when activity has lapsed. The Membership team helps curate goal-based challenges, awards digital badges for Member accomplishments, and sends Peloton-branded “Century Club” shirts after a Member’s 100th class. The team also communicates with Members with no recent activity through email campaigns that help encourage these Members to get back to their workout routine. The Membership team also collects and responds to feedback about our platform that is on our primary Facebook group of over 425,000 Members as of June 30, 2021.

In order to bring our community together, we organize several in-person events throughout the year including welcoming Members for workouts, milestone celebrations, and instructor meet-and-greets at our production studios in New York City and London. We also host Members at our showrooms, and celebrate our Members with our flagship Member event, Peloton Homecoming, held in New York City and remotely each May. All in-person events were cancelled due to the pandemic and will resume when safe to do so in accordance with our global safety standards and in compliance with all applicable municipal ordinances.

The Member Support team was created to serve all the needs of our customers and Members including sales support, scheduling, delivery, installation, account and billing inquiries, product trouble-shooting and repair, product education, returns and exchanges, and anything else our Members need. This team primarily operates in Plano, Texas with additional presence in New York, New York, Tempe, Arizona, and London, England. We also utilize third-party support services in Europe and North America to help us efficiently scale our team.

Manufacturing and Logistics
We manufacture and assemble as well as outsource the manufacturing of our Peloton products to multiple contract manufacturers in Asia. We have recently started to execute our plans to expand our manufacturing and assembly capabilities in North America with facilities in Washington and North Carolina through the acquisition of Precor and our recently announced plans to build a manufacturing facility in Ohio called Peloton Output Park. The components used in our products are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers. To continue to provide our Members with leading fitness technology, our supply chain team coordinates the relationships between our contract manufacturers and component suppliers. We regularly review our existing contract manufacturers and component suppliers, and evaluate new partners and suppliers, to ensure that we can scale our manufacturing base as we grow.

We purchase from our primary contract manufacturers on a purchase order basis. Under our governing agreements, our contract manufacturers must follow our established product design specifications, quality assurance programs, and manufacturing standards. We have developed relationships with our partners to maintain access to the resources needed to scale seasonally and ensure our partners have the requisite experience to produce our Connected Fitness Products and accessories. We pay for and own certain tooling and equipment specifically required to manufacture our products to have control of supply and component pipelines.

In order to mitigate against the risks related to a single source of supply, we qualify alternative suppliers and manufacturers when possible, and develop contingency plans for responding to disruptions, such as maintaining inventory of single source components or utilizing alternative freight lanes that can have cost implications. However, given the current global supply and freight constraints driven by the pandemic, as well as natural disasters, we face challenges with various manufacturing related component shortages.

Logistics and Fulfillment
To control every touchpoint of our product and service offering, we have built networks of last mile field operations centers, which have further expanded from the United States into Canada, Germany, the United Kingdom and Australia. With locations in major markets of North America and Europe as of June 30, 2021, our field operations team supports in-home delivery of our Connected Fitness Products with professional high-touch set up service and ongoing in-home service and care. As highly trained experts on our products and services, our field specialists offer product education, assistance with account set up, and tips and recommendations for product care and content selection. As we grow our logistics network, we are able to efficiently service, deploy, and install replacement parts to our Members over time.

With our commitment to our Members-first approach, we will continue to invest to strengthen our field operations’ coverage in locations we identify as cost-effective delivery markets throughout North America and in new international regions. To further scale our distribution system and maintain flexibility, we also work with third-party fulfillment partners that deliver our products from multiple locations in the United States, Canada, the United Kingdom, Germany and Australia. Third-party fulfillment partnerships allow us to reduce order fulfillment time, reduce shipping costs, and expand our geographical reach.

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

As of June 30, 2021, we held 116 U.S. issued patents and had 83 U.S. patent applications pending. We also held 101 issued patents in foreign jurisdictions and 139 patent applications pending in foreign jurisdictions. Our U.S. issued patents expire between November 20, 2021 and January 29, 2039. As of June 30, 2021, we held 42 registered trademarks in the United States, including the Peloton mark and our “P” logo and also held 362 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to file additional patent applications with respect to our technology.

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

The areas in which we compete include:

•Consumers and Engagement. We compete for consumers to join our platform through Connected Fitness Subscriptions or Peloton Digital subscriptions, and we seek to engage and retain them through an integrated experience that combines content, software, service, and community.
•Product Offering. We compete with producers of fitness products and work to ensure that our Connected Fitness Products maintain the most innovative technology and user-friendly features.
•Talent. We compete for talent in every vertical across our company including technology, media, fitness, design, supply chain, logistics, music, marketing, finance, strategy, legal, and retail. As our platform is highly dependent on technology, hardware, and software, we require a significant base of engineers to continue innovating.

The principal competitive factors that companies in our industry need to consider include, but are not limited to: total cost, supply chain efficiency across sourcing and procurement, manufacturing, and logistics, enhanced products and services, original content, product quality and safety, competitive pricing policies, vision for the market and product innovation, strength of sales and marketing strategies, technological advances, and brand awareness and reputation. We believe we compete favorably across all of these factors and we have developed a business model that is difficult to replicate.

Government Regulation
We are subject to many varying laws and regulations in the United States, the United Kingdom, the European Union and throughout the world, including those related to privacy, data protection, content regulation, intellectual property, consumer protection, e-commerce, marketing, advertising, messaging, rights of publicity, health and safety, employment and labor, product quality and safety, accessibility, competition, customs and international trade, and taxation. These laws often require companies to implement specific information security controls to protect certain types of information, such as personal data, “special categories of personal data” or health data. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations. In addition, it is possible that certain governments may seek to block or limit our products and services or otherwise impose other restrictions that may affect the accessibility or usability of any or all of our products and services for an extended period of time or indefinitely.

Seasonality
Historically, we have experienced higher revenue in the second and third quarters of the fiscal year compared to other quarters, due in large part to seasonal holiday demand, New Year’s resolutions, and cold weather. For example, in fiscal 2018 and 2019, our second and third quarters combined each represented 63% of our total revenue. We also typically incur higher sales and marketing expenses during these periods. In fiscal 2021, the COVID-19 pandemic and the recalls of our Tread products in the fourth quarter impacted our traditional seasonal patterns, with the second and third fiscal quarters accounting for 58% of fiscal 2021 sales (excluding Precor sales which were consolidated beginning in the fourth fiscal quarter only of 2021). As the pandemic receded in recent months, we experienced a return to pre-pandemic seasonal trends. However, the COVID-19 pandemic could worsen or its effects could be prolonged, including due to the impact of variants, which may affect seasonal trends.

Human Capital

Our Culture

Our dynamic culture expresses our expansive vision and passion for community and collaboration, and is shaped by the following fundamental values:

•Put Members First: We obsess over every touchpoint of our Member experience. We have a Member-centered mindset that prioritizes a positive product and brand experience. We are proud to be pioneers and innovators of a global, product-oriented, fitness-centered community.

•Operate With a Bias for Action: We value innovation, continuous improvement, and challenging the status quo, all of which are keys to success in a competitive environment.
•Empower Teams of Smart Creatives: We hire individuals who are great at what they do, and encourage all of our team members to think openly and creatively to solve tough, exciting problems. We empower our team members to think and act like owners.

•Together We Go Far: As our company name suggests, we know the value of a well-functioning team. We believe that inclusivity is essential to success, and are proud when diverse individuals work together to advance our business and generate positive impact for our Members, our workforce, and the communities where we operate.

We live these values through our approach to human capital management, summarized below.

Employees

As of June 30, 2021, we employed 6,743 individuals in the United States across our New York City headquarters, Plano campus, Atlanta office, showrooms, and field operations warehouses. Internationally, we had 828 employees in the United Kingdom, Germany, and Australia across corporate, showroom, and warehouse functions, 135 employees in Canada largely in showroom and warehouse roles, and 160 individuals in Taiwan across manufacturing, quality engineering and operations functions. In April 2021, we completed our acquisition of Precor and added Precor's 796 employees located across 14 countries to our team, with most based primarily in manufacturing facilities in North Carolina and Washington state. We also hire additional seasonal employees in our field operations, Member support, and showrooms during the holiday season.

Certain of our instructors are covered by collective bargaining agreements with the Screen Actors Guild-American Federation of Television and Radio Artists, or SAG-AFTRA. However, we are not signatories to any agreements with SAG-AFTRA. With the exception of SAG-AFTRA, none of our domestic employees are currently represented by a labor organization or a party to any collective bargaining agreements.

Diversity, Equity, and Inclusion

One of our core tenets is to become an anti-racist organization, and in 2020, we committed ourselves to the Peloton Pledge, our $100 million dollar investment to combat systemic racism. Through the Peloton Pledge we are investing across three areas:

•$60 million to substantially increase wages for our hourly employees;
•$20 million for learning and development programs to support upward mobility for our hourly employees; and
•$20 million to support third party organizations empowering individuals experiencing systemic inequalities through physical fitness and mental wellness.

For our employees, the Pledge has meant an increased emphasis on delivery of value-added, team-wide Diversity, Equity, and Inclusion programs, including the appointment of a Senior Vice President and Global Head of Diversity, Equity, and Inclusion. In addition, we are participating in the Management Leadership for Tomorrow Black Equity at Work Certification, and offer our employees an online resource, the Antiracism Activation Center, to bolster their journey toward becoming an antiracist ally.

We have also introduced specific learning programs for managers, such as Prototyping Inclusion and Activating Allyship, to help our leaders support our diversity, inclusion, and belonging goals. We similarly host a “Brave Conversations'' speaker series on race and equity that provides regular opportunities to gather and learn from world-renowned leaders about what it means to be antiracist.

When it comes to supporting our employees, we are proud to have eight active and engaged Employee Resource Groups (“ERGs”) that foster a diverse and inclusive workplace. These groups foster belonging and engagement by bringing team members together to create support, development opportunities, and programming for all of our team members. Our ERGs include:

•ACE@Peloton (Asian)
•Black@Peloton
•LHIT@Peloton (Latino/Hispanic)
•Peloton Pride + Allies
•The Parenthood Journey
•The Women’s Alliance
•Veterans@Peloton
•Thrive (mental health, neurodiversity, and disability needs)

To hold ourselves accountable on pay equity, we conduct an annual third-party audit of team members’ pay to confirm that our pay-for-performance philosophy transcends race and gender. If an audit reveals any pay differences between team members who hold similar jobs, but are of different races or genders, we work to analyze and adjust the affected team members’ compensation as applicable.

Employee Safety

We work to prioritize the health and welfare of our Team, our Members, and our environment. The core elements of our employee health and safety strategy are risk analysis, incident management, documented processes, environmental programs, training, and occupational health. Our Global Safety & Security Operations team looks to optimize safe operations, also providing employees with access to our Risk Operations Center and our Whistleblower Hotline to report risks to health and safety. We continually strive to improve processes across field safety training, incident training, professional investigations, and standardization of physical security resources, among other areas.

With the outbreak of the COVID-19 pandemic in 2020, we sought to ensure that the top priority continued to be the safety and security of our Team and Members by training all field and corporate teams on COVID-19 safety and by requiring utilization of masks, personal protection equipment, social distancing, and additional safety measures as appropriate.

Training, Development, and Engagement

At Peloton, we have a dedicated global learning and development team that develops and delivers company-wide learning and development experiences across all functions. These include:

•Connected Leadership for managers, which focuses on Peloton’s approach to leadership, coaching and team member connectivity
•TEMPO internal hiring and mobility program, which supports professional growth
•Specialized training programs for field operations, inside sales, retail, and Member support teams
•Peloton Academy, which houses training resources for all teams roles across the company
•Weekly skills workshops with additional learning opportunities for all employees

We are committed to making Peloton the best place to work by engaging with, and listening to, our employees. We maintain ongoing connection with our team members through our company intranet, Pelonet; monthly all-hands meetings, and multiple team member engagement surveys during the year. Recent surveys have led to enhancements across safety and security, employee connection, and learning and professional development initiatives.

Our Patent Incentive Program provides rewards to and recognition to qualifying team members whose inventions are included in a patent application submitted by Peloton, and the Peloton High Five Fund, a team member and Peloton-funded grant, enables team members to provide financial relief to help other team members who are facing hardship resulting from a natural disaster or unforeseen personal challenge.

Competitive Compensation and Work/Life Harmony

Our compensation program is structured around our overarching philosophy of rewarding demonstrable performance and aligning employees with our goals and strategy. Consistent with this approach, we provide market competitive compensation and benefits that will attract, motivate, reward, and retain a highly talented team. We want our employees to feel invested in the future of our company by sharing in the value they help to create, so we grant all of our full-time employees equity-based compensation. Simply put, we want everyone to act like an owner, so we make everyone an owner!

We take a comprehensive view of the tools and programs we use to attract, reward, and retain top talent. Our workforce is diverse – so our benefits must be, too. Peloton offers a broad array of benefits to our team members, including:
•Comprehensive health care and mental health benefits
•Childcare solutions
•Generous parental leave
•Referral bonus program
•Pre-paid legal assistance
•Product and apparel discounts
•Access to the Peloton app

At Peloton, we encourage our team members to foster kindness, support, empathy, respect, compassion, and a sense of community in all interactions every day. To help us reach our goal of maintaining healthy work/life harmony, we have instituted supportive practices for working and maintain the following policies:

•Flexible work arrangements and flexible paid time off
•Camera-free Fridays
•Paid volunteer time off
•Paid civic time off for select civic activities
•Matching program of up to $1,000/year for employee charitable donations

Corporate Information
We were formed in 2012 as Peloton Interactive, LLC, a Delaware limited liability company. Peloton Interactive, Inc., a Delaware corporation, was incorporated in March 2015, and through a corporate restructuring in April 2015, Peloton Interactive, LLC merged with and into Peloton Interactive, Inc.

Our principal executive offices are located at 441 Ninth Avenue, Sixth Floor, New York, New York 10001 and our telephone number is (917) 671-9198. Our website address is www.onepeloton.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K. Investors should not rely on any such information in deciding whether to purchase our Class A common stock.

Peloton, the Peloton logo, Peloton Bike, Peloton Bike+ Peloton Tread, Peloton Tread+, Peloton Digital, and other registered or common law trade names, trademarks, or service marks of Peloton appearing in this Annual Report on Form 10-K are the property of Peloton. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, our trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and tradenames.

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

We have incurred operating losses each year since our inception in 2012, including net losses of $(189.0) million, $(71.6) million, and $(195.6) million for fiscal 2021, 2020, and 2019, respectively, and may continue to incur net losses in the future. We expect our operating expenses to increase in the future as we continue our sales and marketing efforts, continue to invest in research and development, expand our operating and retail infrastructure, add content and software features to our platform, expand into new geographies, develop new Connected Fitness Products, and in connection with legal, accounting, and other expenses related to operating as a public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products and services, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from the COVID-19 pandemic, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.

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

If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative, and updated products and services in a timely manner, or effectively manage the introduction of new or enhanced products and services, our business may be adversely affected.

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

The full impact of the COVID-19 coronavirus pandemic, or COVID-19, is uncertain and cannot be predicted. The COVID-19 pandemic could worsen or its effects may be prolonged, including as a result of variants, which could have an adverse effect on our business, results of operations, and financial condition.

COVID-19 has caused significant volatility in financial markets and has caused what could be an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, could contribute to a general slowdown in the global economy, adversely impact our Members, third-party suppliers, contract manufacturers, logistics providers and other business partners, and disrupt our operations. Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic has resulted in inefficiencies or delays, including in sales, delivery, and product development efforts, and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession and business continuity planning, employees working remotely or teleconferencing technologies.

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

Despite the uncertainties caused by COVID-19, sales of our Connected Fitness Products have increased during the pandemic as we saw consumers invest in at-home fitness equipment with the imposition of government mandated stay-at-home orders. As a result of our increased sales, the price of our Class A common stock has increased significantly over the course of the past year, but has also fluctuated based on developments surrounding COVID-19. For example, when the effectiveness of the first COVID-19 vaccination was announced in November 2020, the stock price of our Class A common stock dropped, and as reports of COVID-19 increased during the 2020 holiday season, the stock price of our Class A common stock rose.

The full extent of the impact of COVID-19 on our business and financial results will depend largely on future developments, including, without limitation, the duration of the spread of the outbreak (including the potential impact of variants of the virus) and related stay-at-home orders, companies' remote work policies, the impact on capital and financial markets and global supply chains, and the related impact on the financial circumstances of our Members (which may include consumer discretionary spending decreases, or upon the removal of lockdowns may cause consumers to go back to their pre-COVID routines), all of which are highly uncertain and cannot be predicted. (See also " - Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.") This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

Our competitors may develop, or have already developed, products, features, content, services, or technologies that are similar to ours or that achieve greater acceptance, may undertake more successful product development efforts, create more compelling employment opportunities, or marketing campaigns, or may adopt more aggressive pricing policies. Our competitors may develop or acquire, or have already developed or acquired, intellectual property rights that significantly limit or prevent our ability to compete effectively in the public marketplace. In addition, our competitors may have significantly greater resources than us, allowing them to identify and capitalize more efficiently upon opportunities in new markets and consumer preferences and trends, quickly transition and adapt their products and services, devote greater resources to marketing and advertising or music licensing rights, or be better positioned to withstand substantial price competition. If we are not able to compete effectively against our competitors, they may acquire and engage customers or generate revenue at the expense of our efforts, which could have an adverse effect on our business, financial condition, and operating results.

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

We manufacture certain components of our Connected Fitness Products in-house, and we also rely on a limited number of contract manufacturers and suppliers to manufacture and transport our Connected Fitness Products. If our internal manufacturing abilities are compromised in any way, we would be reliant on a limited number of contract manufacturers for all of our manufacturing needs. Our reliance on a limited number of contract manufacturers for each of our Connected Fitness Products increases our risks, since we do not currently have alternative or replacement contract manufacturers beyond these key parties. In the event of interruption from any of our contract manufacturers, our own manufacturing capabilities, or suppliers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, a large portion of both our own and our contract manufacturers’ primary facilities are located in Taiwan and China. Thus, our business could be adversely affected if one or more of our suppliers is impacted by a natural disaster, an epidemic such as the current COVID-19 pandemic, or other interruption at a particular location. In particular, the current COVID-19 pandemic has caused, and will likely continue to cause, interruptions in the development, manufacturing (including the sourcing of key components), and shipment of our Connected Fitness Products, which could adversely impact our revenue, gross margins, and operating results. Such interruptions may be due to, among other things, temporary closures of our facilities or those of our contract manufacturers, and other vendors in our supply chain; restrictions on travel or the import/export of goods and services from certain ports that we use; and local quarantines.

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

We also rely on our logistics partners, including last mile warehouse and delivery partners, to complete a substantial percentage of our deliveries to customers, with the rest of the deliveries handled by our own last mile team. The current COVID-19 pandemic has required us to rely more heavily on our last mile delivery partners in certain markets where we have had to temporarily quarantine our in-house delivery teams due to employee illness or where our in-house delivery teams' capacity is otherwise constrained. Our primary last mile partner relies on a network of independent contractors to perform last mile services for us in many markets. If any of these independent contractors, or the last mile partner as a whole, do not perform their obligations or meet the expectations of us or our Members, our reputation and business could suffer.

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

The process of obtaining licenses involves identifying and negotiating with many rights holders, some of whom are unknown or difficult to identify, and implicates a myriad of complex and evolving legal issues across many jurisdictions, including open questions of law as to when and whether particular licenses are needed. At times, while we may hold the applicable license for certain music in North America, it may be difficult to obtain the license for the same music from the applicable international rights holders outside of North America. Rights holders also may attempt to take advantage of their market power to seek onerous financial terms from us. Our relationship with certain rights holders may deteriorate. Artists and/or artist groups may object and may exert public or private pressure on rights holders to discontinue or to modify license terms. Additionally, there is a risk that aspiring rights holders, their agents, or legislative or regulatory bodies will create or attempt to create new rights that could require us to enter into new license agreements with, and pay royalties to, newly defined groups of rights holders, some of which may be difficult or impossible to identify.

With respect to musical compositions, in addition to obtaining publishing rights, we generally need to obtain separate public performance rights. In the United States, public performance rights are typically obtained through intermediaries known as performing rights organizations, or PROs, which (a) issue blanket licenses with copyright users for the public performance of compositions in their repertory, (b) collect royalties under those licenses, and (c) distribute such royalties to copyright owners. We have agreements with each of the following PROs in the United States: the American Society of Composers, Authors and Publishers, or ASCAP, and Broadcast Music, Inc., or BMI, Global Music Rights, and SESAC. The royalty rates available to us from the PROs today may not be available to us in the future. Licenses provided by ASCAP and BMI currently are governed by consent decrees, which were issued by the U.S. Department of Justice ("DOJ") in an effort to curb anti-competitive conduct. Removal of or changes to the terms or interpretation of these agreements could affect our ability to obtain licenses from these PROs on current and/or otherwise favorable terms, which could harm our business, operating results, and financial condition.

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

These challenges, and others concerning the licensing of music on our platform, may subject us to significant liability for copyright infringement, breach of contract, or other claims. For additional information, see Note 13 of the notes to our consolidated financial statements and the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

Our success depends on our ability to maintain the value and reputation of the Peloton brand.

We believe that our brand is important to attracting and retaining Members. Maintaining, protecting, and enhancing our brand depends largely on the success of our marketing efforts, ability to provide consistent, high-quality products, services, features, content, and support, and our ability to successfully secure, maintain, and defend our rights to use the “Peloton” mark, our “P” logo, and other trademarks important to our brand. We believe that the importance of our brand will increase as competition further intensifies and brand promotion activities may require substantial expenditures. Our brand could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity. Unfavorable publicity about us, including our products, services, technology, customer service, content, personnel, and suppliers could diminish confidence in, and the use of, our products and services. For example, we have received reports of a number of injuries associated with our Tread+ product, and as a result, on May 5, 2021, we decided to issue a voluntary product recall of our Tread+, which we are conducting in collaboration with the CPSC. As discussed further in Part II, Item 1A "Risk Factors — Other Risks Related to Our Connected Fitness Products and Members" and "Risk Factors — Risks Related to Laws, Regulation, and Legal Proceedings," the legal proceedings in which we have been named, the regulators’ investigations, and any other claims or proceedings involving us or our products, actions we take to address these matters, and any further publicity regarding any of the foregoing could harm our brand. Such negative publicity also could have an adverse effect on the size, engagement and loyalty of our Member base and result in decreased revenue, which could have an adverse effect on our business, financial condition, and operating results.

Other Risks Related to Our Business and Financial Condition
We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.

We have expanded our operations rapidly and have limited operating experience at our current size. For example, between June 30, 2017 and June 30, 2021, our employee headcount increased from 443 to 8,662, and we expect headcount growth to continue for the foreseeable future. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. Moreover, the vertically integrated nature of our business, where we design our own Connected Fitness Products, develop our own software, produce original fitness and wellness programming, sell our products exclusively through our own sales teams and e-commerce site, and assemble, deliver, and service our Connected Fitness Products, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. For example, as a result of the current COVID-19 pandemic we may not be able to manage our business effectively and, in particular, we may experience difficulties in meeting consumer demand for our Connected Fitness Products and services, due to our employees becoming ill, being unable to travel to our facilities, and constraints within our supply chain. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed.

Our growth strategy contemplates a significant increase in our advertising and other marketing spending and expanding our retail showroom presence. Many of our existing retail showrooms are relatively new and we cannot assure you that these showrooms or that future showrooms will generate revenue and cash flow comparable with those generated by our more mature locations, especially as we move to new geographic markets. Moreover, certain occurrences outside of our control may result in the closure of our retail showrooms. For example, as a result of the ongoing COVID-19 pandemic, we temporarily closed all of our retail showrooms, and while we have reopened retail showrooms, it has at times been under new operating limitations such as shorter operating hours, mask guidelines for employees and customers, and other constraints on our previous retail sales strategies. We have also had to temporarily close certain showrooms due to employee illness, and may need to do so in the future. We are unable to predict whether consumer shopping behaviors will change as we make these changes to adjust to the COVID-19 pandemic. Further, many of our retail showrooms are leased pursuant to multi-year short-term leases, and our ability to negotiate favorable terms on an expiring lease or for a lease renewal option may depend on factors that are not within our control. We may also open additional production studios as we expand internationally, which will require significant additional investment. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.

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

Moreover, volatile economic conditions may make it more likely that our suppliers and logistics providers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. In addition, international supply chains may be impacted by events outside of our control and limit our ability to procure timely delivery of supplies or finished goods and services. Importing and exporting has involved more risk, since the beginning of 2018, as there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. Several of the components that go into the manufacturing of our Connected Fitness Products are sourced internationally, including from China, where the United States has imposed tariffs on specified products imported therefrom following the U.S. Trade Representative Section 301 Investigation. These issues could be further exacerbated by the continuation of the COVID-19 pandemic. We have seen, and may continue to see, increased congestion and/or new import/export restrictions implemented at ports that we rely on for our business. In many cases, we have had to secure alternative transportation, such as air freight, or use alternative routes, at increased costs to run our supply chain. These tariffs have an impact on our component costs and have the potential to have an even greater impact depending on the outcome of the current trade negotiations, which have been protracted and recently resulted in increases in U.S. tariff rates on specified products from China. Increases in our component costs could have a material effect on our gross margins. The loss of a significant supplier, an increase in component costs, or delays or disruptions in the delivery of components, could adversely impact our ability to generate future revenue and earnings and have an adverse effect on our business, financial condition, and operating results.

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

Our business has historically been influenced by seasonal trends common to traditional retail selling periods, and we generate a disproportionate amount of sales activity related to our Connected Fitness Products during the period from November through February due in large part to seasonal holiday demand, New Year’s resolutions, and cold weather. For example, in fiscal 2018 and 2019, our second and third quarters combined each represented 63% of our total revenue. In fiscal 2020, we saw a significant increase in demand in the fourth quarter related to COVID-19, and therefore only 54% of our total revenue was generated in our second and third quarters. In fiscal 2021, the COVID-19 pandemic and the recalls of our Tread products in the fourth quarter impacted our traditional seasonal patterns, with the second and third fiscal quarters accounting for 58% of fiscal 2021 sales (excluding Precor sales which were consolidated beginning in the fourth fiscal quarter only of 2021). Over time, we expect the seasonality of our business to return, with pronounced increases in demand during our second and third quarters. Moreover, as a result of higher sales during the period from November through February, our working capital needs are greater during the second and third quarters of the fiscal year. As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance. Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be affected by introductions of new or enhanced products and services, including the costs associated with such introductions.

Our passion and focus on delivering a high-quality and engaging Peloton experience may not maximize short-term financial results, which may yield results that conflict with the market’s expectations and could result in our stock price being negatively affected.

We are passionate about continually enhancing the Peloton experience with a focus on driving long-term Member engagement through innovation, immersive content, technologically advanced Connected Fitness Products, and community support, which may not necessarily maximize short-term financial results. We frequently make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve the Peloton experience, which we believe will improve our financial results over the long term. For example, in the second quarter of fiscal 2021, we committed to incrementally invest over $100 million in air freight and expedited ocean freight over the subsequent six months to shorten our order-to-delivery windows in order to improve our Member experience, despite the potential impact on our near-term profitability. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our membership growth and Member engagement, and our business, financial condition, and operating results could be harmed.

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
•the timing and our ability to develop certain product solutions to enhance the safety of our Tread+ product to the satisfaction of the CPSC in connection with our voluntary product recall, which we are conducting in collaboration with the CPSC;
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
•successful expansion into international markets, including Canada, the United Kingdom, Germany, and Australia;
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
•changes in accounting standards, policies, guidance, interpretations, or principles; and
•changes in business or macroeconomic conditions, including the impact of the COVID-19 pandemic, lower consumer confidence, recessionary conditions, increased unemployment rates, or stagnant or declining wages.

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

Most of the fitness and wellness content offered on our platform is produced in one of our four production studios, three of which are located in New York City, with some content produced outdoors or in non-Peloton studios. Due to our reliance on a limited number of studios in a concentrated location, any incident involving our studios, or affecting New York City at-large, including COVID-19 related restrictions, could render our studios inaccessible or unusable and could inhibit our ability to produce and deliver new fitness and wellness content for our Members. For example, in April 2020, we decided to temporarily pause live production at both our New York and London studios to reduce the risk of exposure to our employees and their families to COVID-19. While we have since reopened our studios for live production, and taken a number of precautions in doing so, there is no guarantee that the COVID-19 pandemic will not result in future pauses to live production from our studios or other locations. Production of the fitness and wellness content on our platform is further reliant on the creativity of our fitness instructors who, with the support of our production team, plan and lead our classes. Our standard employment contract with our fitness instructors has a fixed, multi-year term, however, our instructors may leave Peloton prior to the end of their contracts. If we are unable to attract or retain creative and experienced instructors, we may not be able to generate content on a scale or of a quality sufficient to grow our business. If we fail to produce and provide our Members with interesting and attractive content led by instructors who they can relate to, then our business, financial condition, and operating results may be adversely affected.

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
•Precor serves customers in more than 100 countries worldwide, and as a result of the acquisition our operations have expanded into new jurisdictions, which could present significant integration challenges and result in significant increased risks and costs inherent in doing business in international markets (see “—We plan to expand into international markets, which will expose us to significant risks”);
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

We may experience delays and disruptions in the development and construction of our U.S. manufacturing facility and, once operational, we may not be successful operating such facility or our other manufacturing facilities, which could adversely impact our business and prospects. Any such delays or disruptions or failure to successfully operate our manufacturing facilities could result in interruptions in the development, manufacturing, and shipment of our Connected Fitness Products.

In May 2021, we announced our plans to build a U.S.-based manufacturing facility in Troy Township, Ohio, which we named “Peloton Output Park.” We intend to invest approximately $400 million to build the facility, which we intend to use to manufacture our Connected Fitness Products in addition to our existing manufacturing facilities in Taiwan and our recently acquired Precor manufacturing facilities in North Carolina and Washington state. The process of developing and constructing Peloton Output Park and moving manufacturing operations to such facility, as well as operating our manufacturing facilities in Taiwan and the acquired Precor manufacturing facilities, is inherently complex. The development and construction of the new facility and our expansion of our manufacturing operations may cause significant disruption to our operations, divert management's attention and resources and will require significant capital expenditure, all of which could have a material adverse effect on our business, financial condition and operating results. If we encounter significant delays, cost overruns, engineering problems, equipment supply constraints, difficulty obtaining licenses and permits, or other serious challenges in making Peloton Output Park operational, we may be unable to meet our production goals in the time frame we have planned. We may not be successful in producing the amount and quality of Connected Fitness Products we anticipate across our manufacturing facilities and our operating results may suffer as a result. Our experience operating and manufacturing Connected Fitness Products at scale continues to evolve, and any delays or disruptions could result in interruptions in the development, manufacturing, and shipment of our Connected Fitness Products. We can give no assurance that the development of Peloton Output Park will be completed as planned or within the anticipated timeframe, or that we will fully realize the expected benefits of such facility or any additional manufacturing facilities that we seek to open.

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

In addition to expanding our operations into international markets through the sale of our Connected Fitness Products and the production of our platform content, we have, and may in the future, expand our international operations through acquisitions of, or investments in, foreign entities, which may result in additional operational costs and risks. For example, as a result of our October 2019 acquisition of Tonic, one of our manufacturing partners and a Taiwanese entity, we own and are responsible for managing manufacturing plants in Taiwan. This acquisition requires us to, among other things, fulfill Tonic’s obligations under existing service contracts that are unrelated to our current business, address the difficulties of managing a workforce in a foreign country with different labor laws, customs, and language barriers, and successfully maintain relationships with Tonic’s current suppliers and contract partners. Additionally, in April 2021, we completed our acquisition of Precor which serves customers in more than 100 countries worldwide. As a result, we need to increase our operations and efforts abroad, which could result in various integration challenges and amplify the various risks and costs of doing business in international markets described above.

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

Online sales of our Connected Fitness Products through www.onepeloton.com represented a majority of our units sold in the United States for fiscal 2021. The operation of our direct to consumer e-commerce business through our website depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Any system interruptions or delays could prevent potential customers from purchasing our Connected Fitness Products.

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

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers, based on our estimates of future demand for particular products and services. Failure to accurately forecast our needs may result in manufacturing delays or increased costs. Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products and services, changes in demand for the products and services of our competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions, such as those caused by the COVID-19 pandemic. This risk will be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. For example, we experienced an unexpected increase in demand for our Connected Fitness Products as a result of government shelter-in-place orders and other stay-at-home dynamics in response to the COVID-19 pandemic, which resulted in inventory shortages, delayed delivery timelines and delays in fulfilling support requests. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale.

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

If we are unable to anticipate appropriate pricing levels for our Connected Fitness Products and subscriptions, our business could be adversely affected.

If we are unable to anticipate appropriate pricing levels for our portfolio of Connected Fitness Products and subscription services, whether due to consumer sentiment, brand perception, competitive pressure, or otherwise, our revenues and/or gross margins could be significantly reduced. Further, our decisions around the development of new products and services are in part based upon assumptions around pricing levels. If there is price compression in the market after these decisions are made, it could have a negative effect on our business.

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

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, and other factors, such as consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, levels of unemployment, and tax rates. In particular, we believe that the COVID-19 pandemic and its resulting global macroeconomic impact may adversely affect consumer discretionary spending and, though demand for our Connected Fitness Products and services has been high due to government shelter-in-place orders and other stay at home trends, may result in decreased demand for our Connected Fitness Products in the long-term. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, including due to the COVID-19 pandemic, trends in consumer discretionary spending also remain unpredictable and subject to reductions. To date, our business has operated almost exclusively in a relatively strong economic environment and, therefore, we cannot be sure the extent to which we may be affected by recessionary conditions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services could have an adverse effect on our business, financial condition, and operating results.

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

We entered into the Amended Credit Agreement with JPMorgan Chase Bank, N.A., Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Goldman Sachs Lending Partners LLC, and Silicon Valley Bank in June 2019 (as amended by the First Amendment, dated February 8, 2021 and the Joinder Agreement, dated March 18, 2021), which amended and restated the loan and security agreement that we previously entered into in November 2017, providing for a $285.0 million secured revolving line of credit. The term loan and revolving credit facility contains various restrictive covenants, including, among other things, minimum liquidity and revenue requirements, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related party transactions. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Pursuant to the agreement, we granted the parties thereto a security interest in substantially all of our assets. See Note 12 of the notes to our consolidated financial statements and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Amended Credit Agreement” in Part II, Item 7 of this Annual Report on Form 10-K.

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

We have identified a material weakness in our internal control over financial reporting, and if our remediation of such material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

In the course of preparing our financial statements for fiscal 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified related to reporting involving inventory. We have concluded that this material weakness arose because our controls were not effectively designed, documented and maintained to verify that our physical inventory counts were correctly counted and communicated for reporting in our financial statements.

To address our material weakness, we are evaluating our program and controls to automate inventory count and reporting, implementing a global inventory count policy and standard operating procedures, training on these standard operating procedures and implementing enhanced document review for validating the accuracy of key reports used in the inventory process. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. See Part II, Item 9A “Controls and Procedures” for additional information about this material weakness and our remediation efforts.

If we are unable to further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.

Other Risks Related to Our Connected Fitness Products and Members

Our products and services may be affected from time to time by design and manufacturing defects, real or perceived, that could adversely affect our business and result in harm to our reputation.

We offer complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by us, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties. Any defects could make our products and services unsafe and create a risk of environmental or property damage and/or personal injury. We may also become subject to the hazards and uncertainties of product liability claims and related litigation. For example, we have received reports of injuries associated with our Tread+ product, one of which led to the death of a child. As a result of the aforementioned injuries associated with these reported Tread+ incidents, in April 2021, CPSC unilaterally issued a warning to consumers about the safety hazards associated with the Tread+ and is continuing to investigate the matter. While we do not agree with all of the assertions in CPSC’s warning, we announced on May 5, 2021 that we will initiate a voluntary recall of our Tread+ product in collaboration with the CPSC. The recall, the possibility that the CPSC or other regulators could assess penalties or fines against us, and the risk that the CPSC or we could determine to recall any other product now or in the future, may adversely impact our operating results, brand reputation, and business. For example, in connection with the voluntary recall of the Tread+, we developed and released additional safety features, such as a passcode to protect against unauthorized use, and we are working to develop additional physical hardware to further enhance the safety of the product. If we are unable to develop a product solution to further enhance the safety of our Tread+ product, we may not be able to sell that product for a significant period of time, if ever, and may face substantial costs associated with the development of such features and implementation of the recall. In addition to the CPSC investigation, we are presently subject to class action litigation, private personal injury claims, and regulatory proceedings related to the Tread+ and Tread recalls that, regardless of their merits, could harm our reputation, divert management’s attention from our operations, and result in substantial legal fees, judgments, fines, penalties, and other costs. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal and regulatory proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows. Furthermore, the occurrence of real or perceived defects in any of our products, now or in the future, could result in additional negative publicity, regulatory investigations, or lawsuits filed against us, particularly if Members or others who use or purchase our Connected Fitness Products are injured. Even if injuries are not the result of any defects, if they are perceived to be, we may incur expenses to defend or settle any claims and our brand and reputation may be harmed.

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

Our Members use their Connected Fitness Products, subscriptions, and fitness accessories, such as our heart rate monitor, to track and record certain metrics related to their workouts. Examples of metrics tracked on our platform includes heart rate, calories burned, distance traveled and Strive Score, and, in the case of the Bike, cadence, resistance, and output, and, in the case of the Tread, pace, speed, and elevation. Taken together, these metrics assist our Members in tracking their fitness journey and understanding the effectiveness of their Peloton workouts, both during and after a workout. We anticipate introducing new metrics and features in the future. If the software used in our Connected Fitness Products or on our platform malfunctions and fails to accurately track, display, or record Member workouts and metrics, we could face claims alleging that our products and services do not operate as advertised. Such reports and claims could result in negative publicity, product liability and/or product safety claims, and, in some cases, may require us to expend time and resources to refute such claims and defend against potential litigation. If our products and services fail to provide accurate metrics and data to our Members, or if there are reports or claims of inaccurate metrics and data or claims of inaccuracy regarding the overall health benefits of our products and services in the future, we may become the subject of negative publicity, litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.

If we fail to offer high-quality Member support, our business and reputation will suffer.

Once our Connected Fitness Products are purchased, our Members rely on our high-touch delivery and set up service to deliver and install their equipment in a professional and efficient manner. Our Members also rely on our support services to resolve any issues related to the use of our Connected Fitness Products and content. Providing a high-quality Member experience is vital to our success in generating word-of-mouth referrals to drive sales and for retaining existing Members. Due to the COVID-19 pandemic, our ability to provide high-quality Member support has been significantly impacted. For example, due to COVID-19, we have at times been unable to provide in-home servicing of our Connected Fitness Products, we have at times had to pause and temporarily suspend the sale, delivery, and installation of the Tread, and delivery procedures for the Bike have been limited in some locations where we are unable to provide in-home delivery and set up services. In addition, the closure of our offices has forced our Member support staff to work from home, which may result in work-productivity issues or a decrease in efficiencies, particularly during times of high call volume as we have seen when delivery lead times get longer. The importance of high-quality support will increase as we expand our business and introduce new products and services. If we do not help our Members quickly resolve issues and provide effective ongoing support, our reputation may suffer and our ability to retain and attract Members, or to sell additional products and services to existing Members, could be harmed.

We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater product returns than expected, either of which could have an adverse effect on our business, financial condition, and operating results.

We generally provide a minimum 12-month limited warranty on all of our Connected Fitness Products. In addition, we permit returns of our Bikes or Treads by first-time purchasers for a full refund within 30 days of delivery. The occurrence of any defects, real or perceived, in our Connected Fitness Products could result in an increase in returns or make us liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if returns or warranty claims were to materially exceed anticipated levels. Due to the current COVID-19 pandemic, we may experience higher product returns as consumer discretionary spending decreases, or as the removal of lockdowns drive consumers to go back to their pre-COVID routines. Moreover, in light of changes we have made to our delivery procedures in connection with the COVID-19 pandemic, it is possible that warranty claims may increase above historical rates, and we may be unable to satisfactorily validate and resolve warranty claims where the COVID-19 pandemic or other factors prevent us from performing in-home deliveries and/or service appointments. For example, if we are unable to resolve warranty claims through in-home service appointments, in some cases we have sent the Member a replacement Bike frame and have requested that they hold the impaired Bike frame until a later date when we can safely retrieve it.

In addition, we have been, and in the future could be, subject to costs related to product recalls, and we could incur significant costs to correct any defects, warranty claims, or other problems. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease consumer and Member confidence and demand, and adversely affect our financial condition and operating results. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and operating results. For example, we have received reports of a number of injuries associated with our Tread+ product, one of which led to the death of a child. As a result of the aforementioned injuries associated with these reported Tread+ incidents, in April 2021, CPSC unilaterally issued a warning to consumers about the safety hazards associated with the Tread+ and is continuing to investigate the matter. After further discussion with the CPSC, on May 5, 2021, we decided to issue a voluntary product recall of our Tread+, which we are conducting in collaboration with the CPSC. The Tread+ recall, the possibility that the CPSC could assess penalties or fines against us, and the risk that the CPSC or we could determine to recall any other product now or in the future, may adversely impact our operating results, brand reputation, and business. Furthermore, we are presently, and may in the future be, subject to warranty claims and lawsuits related to injuries sustained by Members or their friends and family members, or others who use or purchase the Tread+ and other Connected Fitness Products, that regardless of their merits, could harm our reputation, divert management’s attention from our operations and result in substantial legal fees and other costs.

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

From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. Injuries sustained by Members or their friends and family members, or others who use or purchase our Connected Fitness Products, could subject us to regulatory proceedings and litigation by governance agencies and private litigants brought against us, that regardless of their merits, could harm our reputation, divert management’s attention from our operations and result in substantial legal fees and other costs. For example, we are presently subject to a CPSC investigation and other litigation related to injuries sustained by Members and others who use or purchase the Tread+, and we have reporting obligations to safety regulators in all jurisdictions where we sell Connected Fitness Products, where reporting may trigger further regulatory investigations. In addition, the DOJ and U.S. Department of Homeland Security ("DHS") have subpoenaed us for documents and other information related to our reporting of the injuries associated with our products and the SEC is also investigating our public disclosures concerning these matters. We have also been named in several lawsuits related to these recalls. In April 2021, purported Peloton Member Shannon Albright filed a putative class action lawsuit against us, alleging violations of various California state laws related to the Tread+ and the matters contained in the CPSC warning, and plaintiff Ashley Wilson filed (and later amended) a putative securities class action lawsuit against us, our Chief Executive Officer and our Chief Financial Officer , purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our Class A common stock between September 11, 2020 and May 24, 2021, alleging that the defendants made false and/or misleading statements in violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. In May 2021, Leigh Drori filed a putative securities class action lawsuit against us, our Chief Executive Officer, and our Chief Financial Officer purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between September 11, 2020 and May 5, 2021 similarly alleging that the defendants made false and/or misleading statements in violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Alan Chu filed a verified shareholder derivative action lawsuit purportedly on behalf of the Company against certain of our executive officers and the members of our board of directors alleging breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Exchange Act, as well as a claim for contribution under Sections 10(b) and 21D of the Exchange Act against our Chief Executive Officer and Chief Financial Officer. In August 2021, Moshe Genack and Xingqi Liu filed verified shareholder derivative action lawsuits purportedly on behalf of the Company against certain of our executive officers and the members of our board of directors. The Genack action alleges breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Exchange Act, as well as a claim for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against our Chief Executive Officer and Chief Financial Officer. The Liu action alleges breaches of fiduciary duties and violations of Section 14(a) of the Exchange Act.

Litigation, regulatory proceedings, such as the investigations described above, as well as related personal injury or class action claims and lawsuits, and securities and intellectual property infringement matters that we are currently facing or could face, can be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our legal costs for any of these matters, either alone or in the aggregate could be significant. Adverse outcomes with respect to any of these legal or regulatory proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable, or require us to stop offering certain products, components, or features, all of which could negatively affect our membership and revenue growth. See Note 13 of the notes to our consolidated financial statements and the section titled “—Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

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

Our success depends in large part on our proprietary technology and our patents, trade secrets, trademarks, and other intellectual property rights. We rely on, and expect to continue to rely on, a combination of trademark, trade dress, domain name, copyright, trade secret and patent laws, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our brand and other intellectual property rights. However, our efforts to protect our intellectual property rights may not be sufficient or effective, especially as incidents of infringement on the Peloton brand increase, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that fraudulently infringe on our rights or are substantially similar to ours and that compete with our business.

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

If the information provided to us or obtained by such third parties does not comprehensively or accurately identify the ownership of musical compositions, if we are unable to determine which musical compositions correspond to specific sound recordings, or if the same party does not own administer, control or own all rights on a worldwide basis, it becomes difficult or impossible to identify the appropriate rights holders to whom to pay royalties. This may make it difficult to comply with the obligations of any agreements with those rights holders or to secure the appropriate licenses with all necessary parties.

Given the high level of content concentration in the music industry, the market power of a few licensors, and the lack of transparent ownership information for compositions, including on a worldwide basis, we may be unable to license a large amount of music or the music of certain popular artists, and our business, financial condition, and operating results could be materially harmed.

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

As of June 30, 2021, we had U.S. federal net operating loss carryforwards, or NOLs, and state NOLs of approximately $1,086.5 million and $706.2 million, respectively, due to prior period losses which if not utilized will begin to expire for federal and state tax purposes beginning in 2036 and 2021, respectively. Realization of these NOLs depends on future income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.

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

The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. This Annual Report on Form 10-K contains a formal assessment by management on the effectiveness of our internal control over financial reporting, as well as management's assessment of our disclosure controls and procedures. In order to maintain and, if required in the future, improve our disclosure controls and procedures, and internal control over, financial reporting to meet this standard, significant resources and management oversight may be required. In the course of preparing our financial statements for fiscal 2021, we identified a material weakness in our internal control over financial reporting. If, in the future, we have a material weakness or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.

Pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm has provided an attestation report regarding our internal control over financial reporting. We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.

The rules and regulations applicable to public companies, and stockholder litigation brought recently against public companies, including us, have made it more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members on our board of directors, or our Board of Directors, and qualified executive officers.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II, Item 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and stockholders’ equity/deficit, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue related reserves, the realizability of inventory, content costs for past use reserve, fair value measurements including common stock valuations, the incremental borrowing rate associated with lease liabilities, useful lives of property and equipment, product warranty, goodwill and finite-lived intangible assets, accounting for income taxes, stock-based compensation expense and commitments and contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.

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

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, public health crises, including the COVID-19 pandemic, and similar events. The third-party systems and operations and contract manufacturers we rely on are subject to similar risks. Our insurance policies may not cover losses from these events or may provide insufficient compensation that does not cover our total losses. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Another example is the effect of the COVID-19 pandemic on major construction projects, including our New York headquarters and London studio projects, both of which were delayed due to local government orders. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and contract manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, that house our servers, or from which we generate content. As we rely heavily on our computer and communications systems, and the internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and our contract manufacturers’ businesses, which could have an adverse effect on our business, financial condition, and operating results.

Risks Related to the Ownership of Our Class A Common Stock

The stock price of our Class A common stock has been, and will likely continue to be, volatile and you could lose all or part of your investment.

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in September 2019 at a price of $29.00 per share, our stock price has ranged from $17.70 to $171.09 through July 30, 2021. In addition, the trading prices of securities of technology companies in general have been highly volatile. Moreover, while the market price of the common stock of many technology companies have fallen significantly since the outbreak of the COVID-19 pandemic, the trading price of our Class A common has increased. There are no assurances that the trading price of our Class A common stock will continue at this level for any period of time and the extent to which, and for how long, the COVID-19 pandemic may impact the market price of our Class A common stock is unclear. Moreover, the trading price of our Class A common stock could experience a significant decrease once the longer-term scope and impact of COVID-19 is better understood.

In addition to the factors discussed in this Annual Report on Form 10-K, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•the COVID-19 pandemic and any associated economic downturn;
•overall performance of the equity markets and the performance of technology companies in particular;
•variations in our operating results, cash flows, and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•the timing and our ability to develop certain product solutions to enhance the safety of our Tread+ product to the satisfaction of the CPSC in connection with the Company’s voluntary safety recall, which it is conducting in collaboration with the CPSC;
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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. In April and May 2021, two shareholders filed putative class actions against the Company, our Chief Executive Officer, and our Chief Financial Officer, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our Class A common stock between September 11, 2020 and May 5, 2021, alleging that the defendants made false and/or misleading statements in violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. In addition, in May and August 2021, three shareholders filed verified shareholder derivative action lawsuits purportedly on behalf of the Company against certain of our executive officers and the members of our board of directors alleging breaches of fiduciary duties and violations of Section 14(a) of the Securities Exchange Act, and, for two of the lawsuits, unjust enrichment, abuse of control, gross mismanagement, waste, and a claim for contribution under Sections 10(b) and 21D of the Exchange Act against our Chief Executive Officer and Chief Financial Officer. These lawsuits and any other securities litigation actions could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

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

There were a total of 300,147,130 shares of our Class A common stock and Class B common stock outstanding as of June 30, 2021. All shares of our Class A common stock and Class B common stock are freely tradable, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

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
In addition, as of June 30, 2021, we had options outstanding that, if fully exercised, would result in the issuance of 43,719,765 shares of Class B common stock and 14,226,843 shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the open market.

The dual class structure of our common stock has the effect of concentrating voting control with our directors, executive officers, and certain other holders of our Class B common stock; this will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. As of June 30, 2021, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the voting power of our capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) ten years from the closing of the IPO, and (iii) the date the shares of Class B common stock cease to represent at least 1% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Our 0% Convertible Senior Notes due 2026 (the "Notes") are our senior, unsecured obligations and rank equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. In addition, because none of our subsidiaries guarantee the Notes, the Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. As of June 30, 2021, we had approximately $1.0 billion in total indebtedness and approximately $280.2 million of available borrowing capacity under our Amended Credit Agreement (after deducting $4.8 million of outstanding letters of credit). Our subsidiaries had no outstanding indebtedness as of June 30, 2021. The indenture governing the Notes does not prohibit us or our subsidiaries from incurring additional indebtedness, including senior or secured indebtedness, in the future.

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

As of June 30, 2021, we had $1.0 billion of indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

In addition, because we intend to settle conversions by paying the conversion value in cash up to the principal amount being converted and any excess in shares, we expect to be eligible to use the treasury stock method to reflect the shares underlying the Notes in our diluted earnings per share. Under this method, if the conversion value of the Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the Notes were converted and that we issued shares of our Class A common stock to settle the excess. However, if reflecting the Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Notes does not exceed their principal amount for a reporting period, then the shares underlying the Notes will not be reflected in our diluted earnings per share. In addition, when accounting standards change in the future and we are not permitted to use the treasury stock method, then our diluted earnings per share may decline. ASU 2020-06 amends these accounting standards, effective as of the dates referred to above, to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in New York City, where we occupy facilities totaling approximately 323,000 rentable square feet under a lease that expires in 2037. We use these facilities primarily for technology, product design, research and development, sales and marketing, supply chain and logistics, finance, legal, human resources, and information technology. We also have Member support and sales teams located in Plano, Texas, where we occupy approximately 28,000 rentable square feet under a lease that expires in 2029.

In addition to our corporate headquarters and regional campus, in December 2017, we entered into a twenty-year lease for approximately 36,000 rentable square feet in New York City, which includes four production studios and adjacent office space where we produce our content and offer fitness classes. In September 2018, we entered into a lease for 11 Floral Street in London, which will serve as our content production hub for Europe and has 20,000 rentable square feet. We expect to begin production from this London location in the first quarter of fiscal 2022. We currently operate a temporary production studio in London where we produce local indoor cycling content.

In October 2019, we acquired a manufacturing plant in Taiwan, as part of the acquisition of Tonic Fitness Technology. We also completed construction of a second manufacturing plant in Shin Ji, Taiwan during the second quarter of fiscal 2021. We have recently expanded our manufacturing and assembly capabilities in North America by occupying facilities totaling approximately 459,000 rentable square feet in Washington and approximately 518,000 rentable square feet in North Carolina through the acquisition of Precor. In addition, we recently announced plans to build a U.S. manufacturing facility in Troy Township, Ohio, which we named "Peloton Output Park" and is where we will manufacture Connected Fitness products in addition to our existing manufacturing facilities. We also lease office space, warehouses and showrooms for our products in various locations, including in the United States and the United Kingdom as of June 30, 2021.

We intend to procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

Item 3. Legal Proceedings

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.

For a discussion of legal proceedings in which we are involved, see Note 13 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.

In addition, as previously disclosed, we have received reports of a number of injuries associated with our Tread+ product, one of which led to the death of a child. In April 2021, the U.S. Consumer Product Safety Commission (“CPSC”) issued a warning to consumers about the safety hazards associated with the Tread+ and is continuing to investigate the matter. We are also subject to investigations by DOJ, DHS, and the SEC related to this matter. We intend to cooperate fully with each of these investigations, and at this time, we are unable to predict the eventual scope, duration or outcome of the investigations. See also Part I, Item 1A "Risk Factors — Risks Related to Laws, Regulation, and Legal Proceedings" for more information on these matters.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

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

Holders of Record
As of July 30, 2021, there were 32 registered holders of our Class A common stock and 107 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy
We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our capital stock for the foreseeable future. Instead, we anticipate that all of our earnings for the foreseeable future will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our Board of Directors and would depend upon various factors, including our operating results, financial condition, and capital requirements, restrictions that may be imposed by applicable law, and other factors deemed relevant by our Board of Directors. In addition, our ability to pay dividends on our common stock is limited by the restrictions under the terms of our loan and security agreement.

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

Item 6.    [Reserved]

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

Overview
Peloton is the largest interactive fitness platform in the world with a loyal community of over 5.9 million Members as of June 30, 2021. We pioneered connected, technology-enabled fitness, and the streaming of immersive, instructor-led boutique classes to our Members anytime, anywhere. We make fitness entertaining, approachable, effective, and convenient, while fostering social connections that encourage our Members to be the best versions of themselves. We define a Member as any individual who has a Peloton account through a paid Connected Fitness Subscription, or a paid Peloton Digital subscription.

Our Connected Fitness Product portfolio includes the Peloton Bike, Bike+, and the Peloton Tread and Tread+. Our revenue is generated primarily from the sale of our Connected Fitness Products and associated recurring subscription revenue. We have historically experienced significant growth in sales of our Connected Fitness Products, which, when combined with our low Average Net Monthly Connected Fitness Churn has led to significant growth in Connected Fitness Subscriptions. From fiscal year 2020 to fiscal year 2021, total revenue grew 120%, and our Connected Fitness Subscription base grew 114%.

Our compelling financial profile is characterized by high growth, strong retention, recurring revenue, and efficient customer acquisition. Our low Average Net Monthly Connected Fitness Churn, together with our high Subscription Contribution Margin, allows us to generate attractive value from our Connected Fitness Subscriptions. When we acquire new Connected Fitness Subscriptions, we are often able to offset our subscription acquisition costs with the gross profit earned on our Connected Fitness Products. This allows for rapid payback of our sales and marketing investments and results in a robust unit economic model.

For fiscal years 2021, 2020 and 2019:

•We generated total revenue of $4,021.8 million, $1,825.9 million and $915.0 million respectively, representing 120% and 100% year-over-year growth;
•As of June 30, 2021, 2020 and 2019, we had 2,330,700, 1,091,100 and 511,200 Connected Fitness Subscriptions, respectively, representing 114% and 113% year-over-year growth;
•Our Average Net Monthly Connected Fitness Churn was 0.61%, 0.62% and 0.65%, respectively;
•We recognized net losses of $189.0 million, $71.6 million and $195.6 million, respectively;
•Our Adjusted EBITDA was $253.7 million, $117.7 million and $(71.3) million, respectively; and
•Our Subscription Contribution Margin was 67.2%, 63.8%, and 50.8%, respectively.

For a definition of Connected Fitness Subscriptions and Average Net Monthly Connected Fitness Churn, see the section titled “—Key Operational and Business Metrics”.

See the section titled “—Non-GAAP Financial Measures” for definitions of and information regarding our use of Adjusted EBITDA, Adjusted EBITDA Margin, Subscription Contribution and Subscription Contribution Margin, and a reconciliation of each of net loss to Adjusted EBITDA and Subscription Gross Profit to Subscription Contribution.

Fourth quarter fiscal 2021 update and recent developments
The past fiscal year represented an inflection point for the connected fitness industry, with significant increases in awareness and demand following the onset of the COVID-19 pandemic. As we have discussed in the past, this necessitated significant investments in manufacturing capacity, logistics and expedited shipping to reduce order-to-delivery windows, which we were pleased to restore to pre-pandemic levels during the fourth quarter.

To support our large long-term growth opportunity, on May 24, 2021, we announced plans to build our first U.S. factory. Peloton Output Park will sit on over 200 acres of land in Troy Township, Ohio and will feature more than a million square feet of manufacturing, office, and amenities space, making it one of the largest connected fitness plants in the world. This state-of-the-art factory will diversify our manufacturing footprint, provide additional capacity to support our growth, drive production efficiencies through automation and scale, and accelerate our speed-to-market. Peloton Output Park will complement our existing manufacturing assets and contract partnerships in Taiwan and the recently acquired Precor assets in North Carolina and Washington state. We expect to begin producing Bike, Bike+, and Tread products at POP starting in calendar 2023.

Since our founding, Peloton's mission has been to help people be the best version of themselves by making it easier to access world-class fitness and wellness content. Today, we announced our latest step in making Peloton more attainable by lowering the price of our original, award-winning Peloton Bike across all of our markets to $1,495 USD, or $39 per month with our 39-month financing plan. We know price remains a barrier to purchase and are pleased to offer our most popular product at an attractive everyday price point. We are also introducing a longer 43-month 0% financing term option for Bike+ and Tread across all regions, which equates to $59 per month.

During the fourth fiscal quarter, we also celebrated the first anniversary of the Peloton Pledge, our four-year, $100 million investment to support the fight against racial injustice and inequality and promote health and well-being for all. In fiscal 2021, we expanded our Diversity, Equity, and Inclusion team, increased starting wages for our hourly team members, launched new learning and development programs for our team, and updated our recruiting, hiring, and onboarding practices to make them even more inclusive. We intend to continue to raise awareness of and reaffirm our commitment to becoming an anti-racist organization and hold ourselves accountable to ongoing progress.

Content

On April 30, 2021, during our virtual Peloton Homecoming 2021, we were pleased to announce the expansion of Peloton Programs, curated collections of exclusive classes designed to make it easier for Members to meet their fitness goals. Spanning nearly 190 classes across nine disciplines, Programs are sortable based on instructor, duration, modality and number of classes, while featuring sequential classes, a progress bar, and achievement badges. Since re-launch, Members have taken over 3 million classes as part of a Program.

Strength remains our fastest-growing modality, demonstrating the effectiveness of our content investments and cementing our position as a full-body fitness solution. During fiscal 2021, total connected fitness Strength workouts grew 256% year-on-year and now represent 18% of the total mix, up from 13% in fiscal 2020. We continue to invest in content to support this demand and during Q4 added our inaugural Strength First instructors, Callie Gullickson and Rad Lopez, both of whom have been extremely well-received by our community.

We also relaunched our Yoga content, adding three new instructors, introducing content in additional languages, and debuting a Beginner Yoga program to help newcomers learn the discipline. These changes have made our content more accessible and approachable to a wider audience; for example, Mariana Fernández, our first Spanish language instructor, had her classes taken over 200,000 times by well over 100,000 Members in the fourth quarter of fiscal 2021.

Our teams also reimagined our Scenic rides from the ground up and during Homecoming launched refreshed content to provide distance-based, time-based, and guided workouts featuring responsive video, curated and ever-changing playlists, and new locations. We are pleased with the initial reception during the quarter, with roughly 20% of our active Bike / Bike+ Members taking at least one scenic ride after the re-launch.

Software
We continue to invest heavily in software development and this quarter we were excited to introduce Strive Score, a personal, non-competitive metric that utilizes a compatible heart rate monitor to track effort. Many of our most popular workout modalities -- such as strength, HIIT, and bootcamp classes -- don’t have easily comparable power-based outputs from a connected device, but can be measured via Strive Score, which awards points based on the length of time spent in different Heart Rate zones. Since its launch, over 850 thousand Members have utilized Strive Score to enhance their workouts.

Corporate Wellness
We have long believed that Peloton provides a perfect solution for corporations and organizations looking to provide wellness benefits for their employees, and on June 22nd, we officially launched the Peloton Corporate Wellness program. This initiative will provide employers, insurers, and other partners the ability to offer their employees and Members subsidized access to Peloton Digital subscriptions, All Access Memberships, and/or Connected Fitness Products.

The corporate wellness market is large and growing, and we are uniquely positioned to add value through our proven ability to drive high engagement and Member satisfaction, while also offering back-end enterprise features that reduce administrative load, including tools to measure program impact via a secure, easy-to-use portal. Our initial launch partners include Wayfair, Samsung, SAP, Accenture Interactive, and Sky (in the U.K.) and on July 20th we announced our first partnership with a health insurer, United Healthcare, the largest provider in the U.S.

Product recall update
In April 2021, the U.S. Consumer Product Safety Commission (“CPSC”) unilaterally issued a warning to consumers about the safety hazards associated with the Tread+. Thereafter, on May 5, 2021, we announced separate, voluntary recalls of each of our Tread+ and Tread products in collaboration with the CPSC and halted sales of these products to work on product enhancements. Members were notified that they could return their Tread or Tread + for a full refund, have the unit moved to another location or wait until a solution is available. During the fourth quarter of fiscal 2021, we accrued for a reduction to connected fitness products revenue for actual and estimated future returns of approximately $81 million. We also expect to continue to incur additional costs which could include costs for which we have not accrued or established adequate reserves, including increases to the return reserves, inventory write-downs, logistics costs associated with Member requests to return or move their hardware, subscription waiver variable costs of service, anticipated recall-related hardware development and repair costs, and related legal and advisory fees. Recall charges are based upon estimates associated with our expected and historical consumer response rates. Our plans for the recalls are still being finalized and actual costs related to this matter may vary from the estimate, and may result in further impacts to our future results of operations and business.
Key Operational and Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Fiscal Year Ended June 30,
	2021	2020	2019
Ending Connected Fitness Subscriptions	2,330,700	1,091,100	511,200
Average Net Monthly Connected Fitness Churn	0.61%	0.62%	0.65%
Total Workouts (in millions)	459.7	164.5	52.2
Average Monthly Workouts per Connected Fitness Subscription	22.0	17.9	11.5
Subscription Gross Profit (in millions)	$541.7	$208.0	$77.4
Subscription Contribution (in millions)(1)	$586.5	$232.1	$91.9
Subscription Gross Margin	62.1%	57.2%	42.7%
Subscription Contribution Margin(1)	67.2%	63.8%	50.8%
Net loss (in millions)	$(189.0)	$(71.6)	$(195.6)
Adjusted EBITDA (in millions)(2)	$253.7	$117.7	$(71.3)
Adjusted EBITDA Margin(2)	6.3%	6.4%	(7.8)%
______________________________
(1) Please see the section titled “Non-GAAP Financial Measures—Subscription Contribution and Subscription Contribution Margin” for a reconciliation of Subscription Gross Profit to Subscription Contribution and an explanation of why we consider Subscription Contribution and Subscription Contribution Margin to be helpful metrics for investors.
(2) Please see the section titled “Non-GAAP Financial Measures—Adjusted EBITDA and Adjusted EBITDA Margin” for a reconciliation of net loss to Adjusted EBITDA and an explanation of why we consider Adjusted EBITDA to be a helpful metric for investors.

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
Components of our Results of Operations
Revenue
Connected Fitness Products
Connected Fitness Product revenue consists of sales of our portfolio of Connected Fitness Products and related accessories, delivery and installation services, branded apparel, extended warranty agreements, and the sale, service, installation, and delivery contracts of our commercial business. Connected Fitness Product revenue is recognized at the time of delivery, except for extended warranty revenue which is recognized over the warranty period and service revenue which is recognized over the term, and is recorded net of returns and discounts and third-party financing program fees, when applicable.

Subscription
Subscription revenue consists of revenue generated from our monthly $39.00 Connected Fitness Subscription and $12.99 Peloton Digital subscription.

As of June 30, 2021, 98% and 100% of our Connected Fitness Subscription and Peloton Digital subscription bases were paying month-to-month, respectively.

If a Connected Fitness Subscription owns both a Bike and Tread product in the same household, the price of the Subscription remains $39.00 monthly. As of June 30, 2021, approximately 3% of our Connected Fitness Subscriptions owned both a Bike and Tread product.

Cost of revenue
Connected Fitness Products
Connected Fitness Product cost of revenue consists of our portfolio of Connected Fitness Products and branded apparel product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement and service costs, fulfillment costs, warehousing costs, depreciation of property and equipment, and certain costs related to management, facilities, and personnel-related expenses associated with supply chain logistics. As we launch new Connected Fitness Products and continue to grow our presence in new regions where we have not yet achieved economies of scale, we expect to incur higher cost of revenue (as a percentage of sales) for our Connected Fitness Products.

Subscription
Subscription cost of revenue includes costs associated with content creation and costs to stream content to our Members. These costs consist of both fixed costs, including studio rent and occupancy, other studio overhead, instructor and production personnel-related expenses, depreciation of property and equipment as well as variable costs, including music royalty fees, content costs for past use, third-party platform streaming costs, and payment processing fees for our monthly subscription billings. While our fixed costs currently represent the majority of these costs, music royalty fees are our largest subscription variable cost. As we have grown the number of licensing agreements with music rights holders, music royalty fees as a percent of our subscription revenue has increased. However, unlike music streaming services where having an exhaustive music catalog is vital to be able to compete for customers, we have control over what music we select for our classes. As a result, we expect to be able to manage music expense such that, over time, these fees as a percentage of subscription revenue will flatten, or even decrease.

Operating expenses
Sales and marketing
Sales and marketing expense consists of performance marketing media spend, asset creation, and other brand creative, all showroom expenses and related lease payments, payment processing fees incurred in connection with the sale of our Connected Fitness Products, sales and marketing personnel-related expenses, expenses related to Peloton Digital, and depreciation of property and equipment. We intend to continue to invest in our sales and marketing capabilities in the future and expect this expense to increase in absolute dollars in future periods as we release new products and expand internationally. Sales and marketing expense as a percentage of total revenue may fluctuate from period to period based on total revenue and the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over future periods.

General and administrative
General and administrative expense includes personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal, human resources, and IT functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax and accounting services, depreciation of property and equipment, and insurance, as well as litigation settlement costs.

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

Research and development
Research and development expense primarily consists of personnel and facilities-related expenses, consulting and contractor expenses, tooling and prototype materials, software platform expenses, and depreciation of property and equipment. We capitalize certain qualified costs incurred in connection with the development of internal-use software which may also cause research and development expenses to vary from period to period. We expect our research and development expenses to increase in absolute dollars in future periods and vary from period to period as a percentage of total revenue as we continue to hire personnel to develop new and enhance existing Connected Fitness Products and interactive software.

Non-operating income and expenses
Other (expense) income, net
Other (expense) income, net consists of interest (expense) income, realized gains (losses) on investments, amortization of debt issuance costs, and impacts from foreign exchange transactions.

Income tax provision
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

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$3,149.7	$1,462.2	$733.9
Subscription	872.2	363.7	181.1
Total revenue	4,021.8	1,825.9	915.0
Cost of revenue(1)(2)
Connected Fitness Products	2,239.3	833.5	427.8
Subscription	330.5	155.7	103.7
Total cost of revenue	2,569.8	989.1	531.4
Gross profit	1,452.0	836.7	383.6
Operating expenses
Sales and marketing(1)(2)	729.7	477.0	324.0
General and administrative(1)(2)	662.4	351.6	207.0
Research and development(1)(2)	247.8	89.0	54.8
Total operating expenses	1,639.8	917.6	585.8
Loss from operations	(187.8)	(80.8)	(202.3)
Other (expense) income, net	(10.4)	12.4	6.7
Loss before provision for income tax	(198.2)	(68.4)	(195.6)
Income tax (benefit) expense	(9.2)	3.3	0.1
Net loss	$(189.0)	$(71.6)	$(195.6)
____________________
(1) Includes stock-based compensation expense as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in millions)
Cost of revenue
Connected Fitness Products	$12.6	$3.2	$0.3
Subscription	25.9	7.5	3.2
Total cost of revenue	38.5	10.7	3.5
Sales and marketing	26.2	15.3	8.4
General and administrative	102.1	52.4	70.5
Research and development	27.2	10.4	7.1
Total stock-based compensation expense	$194.0	$88.8	$89.5
____________________

(2) Includes depreciation and amortization expense as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in millions)
Cost of revenue
Connected Fitness Products	$7.7	$3.2	$1.2
Subscription	19.0	16.6	11.3
Total cost of revenue	26.7	19.9	12.6
Sales and marketing	14.3	9.3	4.0
General and administrative	13.0	10.6	5.2
Research and development	9.9	0.3	—
Total depreciation and amortization expense	$63.8	$40.2	$21.7

Comparison of the fiscal years ended June 30, 2021 and 2020

Revenue

	Fiscal Year Ended June 30,
	2021	2020	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$3,149.7	$1,462.2	115.4%
Subscription	872.2	363.7	139.8
Total revenue	$4,021.8	$1,825.9	120.3%
Percentage of revenue
Connected Fitness Products	78.3%	80.1%
Subscription	21.7	19.9
Total	100.0%	100.0%

Connected Fitness Products revenue increased $1,687.4 million for the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020. This increase was primarily attributable to the significant growth in the number of Connected Fitness Products delivered during the period, which was the result of investments made in brand and product awareness, compounded by a strong increase in demand driven by the stay-at-home orders issued by governments around the world in response to the COVID-19 pandemic, as well as incremental deliveries as a result of significant investments in expedited freight to alleviate backlog demand, all partially offset by the halt of sales and increased returns of Tread and Tread+ due to the voluntary recall.

Subscription revenue increased $508.5 million for the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020. This increase was primarily attributable to the year-over-year growth in our Connected Fitness Subscriptions. The growth of our Connected Fitness Subscriptions was primarily driven by the increased number of Connected Fitness Products delivered during the period and our low Average Net Monthly Connected Fitness Churn of 0.61% for the fiscal year ended June 30, 2021. We believe engagement is a leading indicator of retention. Our Member engagement continued to grow with 22.0 Average Monthly Workouts per Connected Fitness Subscription during the fiscal year ended June 30, 2021, compared to 17.9 Average Monthly Workouts per Connected Fitness Subscription for the fiscal year ended June 30, 2020. Members with Connected Fitness Subscriptions worked out with us 459.7 million times in the fiscal year ended June 30, 2021, up from 164.5 million workouts during the fiscal year ended June 30, 2020, representing year-over-year growth of 180%.

Cost of Revenue, Gross Profit, and Gross Margin

	Fiscal Year Ended June 30,
	2021	2020	% Change

Cost of Revenue:
Connected Fitness Products	$2,239.3	$833.5	168.7%
Subscription	330.5	155.7	112.3
Total cost of revenue	$2,569.8	$989.1	159.8%
Gross Profit:
Connected Fitness Products	$910.3	$628.8	44.8%
Subscription	541.7	208.0	160.4
Total Gross profit	$1,452.0	$836.7	73.5%
Gross Margin:
Connected Fitness Products	28.9%	43.0%
Subscription	62.1%	57.2%

Connected Fitness Products cost of revenue for the fiscal year ended June 30, 2021 increased $1,405.9 million, or 168.7%, compared to the fiscal year ended June 30, 2020. This increase was primarily driven by costs associated with the growth in the number of Connected Fitness Products delivered during the period, our investments in expedited shipping to alleviate our backlog of demand, and increased shipping and component part costs that we expect to carry into the next fiscal year.

Our Connected Fitness Product Gross Margin decreased by 1,410 basis points for the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020 primarily driven by the price reduction on our Bike from $2,245 to $1,895 in September 2020, charges associated with the voluntary recalls of Tread+ and Tread, and expedited shipping investments.

Subscription cost of revenue for the fiscal year ended June 30, 2021 increased $174.8 million, or 112.3%, compared to the fiscal year ended June 30, 2020. This increase was primarily driven by an increase of $117.1 million in music royalty and streaming delivery fees driven by increased usage of our platform as our Subscription base and engagement continued to increase, an increase of $18.6 million in personnel-related expenses excluding stock-based compensation expense, due to increased headcount, an increase of $18.4 million in stock-based compensation expense driven by increased headcount and bonuses, and an increase of $12.9 million in payment processing fees for our monthly subscription billing.

Subscription Gross Margin increased by 492 basis points for the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020, primarily driven by fixed cost leverage with more Connected Fitness Subscriptions, and relative current period decreases in certain travel and studio expenditures due to COVID-19 restrictions.

Operating Expenses
Sales and Marketing

	Fiscal Year Ended June 30,
	2021	2020	% Change

Sales and marketing	$729.7	$477.0	53.0%
As a percentage of total revenue	18.1%	26.1%

Sales and marketing expense increased $252.6 million, or 53.0% when comparing the fiscal year ended June 30, 2021 with the fiscal year ended June 30, 2020. These increases were primarily due to an increase in spending on advertising and marketing programs of $121.8 million. We resumed marketing in the second half of the year given our improved order-to-delivery position. The year-over-year increase in sales and marketing expense was further driven by an increase in personnel-related expenses of $49.9 million, excluding stock-based compensation expense, due to increased headcount, a volume-based increase in payment processing fees of $38.6 million, and an increase in expenses related to our showrooms of $16.9 million.

General and Administrative

	Fiscal Year Ended June 30,
	2021	2020	% Change

General and administrative	$662.4	$351.6	88.4%
As a percentage of total revenue	16.5%	19.3%

General and administrative expense increased $310.8 million, or 88.4% when comparing the fiscal year ended June 30, 2021 with the fiscal year ended June 30, 2020. This increase was primarily due to an increase in professional services fees and system implementation costs of $117.9 million related primarily to the upgrading of our back-office systems and infrastructure as well as various acquisitions and related integration costs, an increase in personnel-related expenses of $97.2 million, excluding stock-based compensation expense, due to increased headcount as a result of being a public company, an increase in stock-based compensation expense of $49.7 million driven by increased headcount and bonuses, and an increase in business operations costs of $14.4 million primarily driven by higher recruitment agency fees and relocation expense.

Research and Development

	Fiscal Year Ended June 30,
	2021	2020	% Change

Research and development	$247.8	$89.0	178.5%
As a percentage of total revenue	6.2%	4.9%

Research and development expense increased $158.8 million, or 178.5% when comparing the fiscal year ended June 30, 2021 with the fiscal year ended June 30, 2020. This increase was primarily due to an increase in personnel-related expenses, which, excluding stock-based compensation expense, increased $67.1 million, due to increased headcount, an increase of $49.4 million in product development and research costs associated with development of new software features and products, an increase in stock-based compensation expense of $16.8 million driven by increased headcount and bonuses, and an increase of $12.5 million in software expense.

Other (Expense) Income, Net and Income Tax (Benefit) Expense

	Fiscal Year Ended June 30,
	2021	2020	% Change

Other (expense) income, net	$(10.4)	$12.4	NM
Income tax (benefit) expense	$(9.2)	$3.3	NM
___________________________
*NM - not meaningful

Other (expense) income, net, was comprised of the following for the fiscal year ended June 30, 2021:

•Interest expense primarily related to the amortization of the convertible notes discount and deferred financing costs of $(14.8) million
•Interest income from cash, cash equivalents, and short-term investments of $7.9 million; and
•Foreign exchange losses of $(3.5) million.

Other (expense) income, net, was comprised of the following for the fiscal year ended June 30, 2020:

•Interest expense primarily related to the secured revolving credit facility of $(2.0) million
•Interest income from cash, cash equivalents, and short-term investments of $18.2 million; and
•Foreign exchange losses of $(3.8) million.

Income tax benefit for the fiscal year ended June 30, 2021 of $(9.2) million was primarily due to adjustments to the valuation allowance resulting from acquisitions during the period, partially offset by state and international taxes.

        Non-GAAP Financial Measures

In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance.
Adjusted EBITDA and Adjusted EBITDA Margin
We calculate Adjusted EBITDA as net (loss) income adjusted to exclude: other expense (income), net; income tax (benefit) expense; depreciation and amortization expense; stock-based compensation expense; transaction and integration costs; certain litigation expenses, consisting of legal settlements and related fees for specific proceedings that arise outside of the ordinary course of our business; product recall costs; specific non-recurring costs associated with COVID-19; short-term purchase accounting adjustments; impairment charges for fixed assets; and restructuring costs. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue.
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
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect the impact of purchase accounting adjustments to inventory related to the Precor acquisition;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect the impact of restructuring costs;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect costs associated with Tread and Tread+ product recalls including increases to the return reserves, Tread+ inventory write-downs, logistics costs associated with Member requests on Tread and Tread+, the cost to move the Tread+ for those that elect the option, subscription waiver costs of service, and recall-related hardware development and repair costs; and
•The expenses and other items that we exclude in our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results and we may, in the future, exclude other significant, unusual or non-recurring expenses or other items from these financial measures.

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

Adjusted EBITDA and Adjusted EBITDA Margin

	Fiscal Year Ended June 30,
	2021	2020	2019

Net loss	$(189.0)	$(71.6)	$(195.6)
Adjusted to exclude the following:
Other expense (income), net	10.4	(12.4)	(6.7)
Income tax (benefit) expense	(9.2)	3.3	0.1
Depreciation and amortization expense	63.8	40.2	21.7
Stock-based compensation expense	194.0	88.8	89.5
Product recalls(1)	100.0	—	—
Litigation and settlement expenses (2)	35.8	60.1	12.1
Transaction and integration costs (3)	28.9	0.9	0.4
Other adjustment items (4)	18.9	8.5	7.2
Adjusted EBITDA	$253.7	$117.7	$(71.3)
Adjusted EBITDA Margin	6.3%	6.4%	(7.8)%
______________________
(1) Represents adjustments and charges associated with the Tread and Tread+ product recall, as well as accrual adjustments. These include a reduction to connected fitness products revenue for actual and estimated future returns of $81.1 million and recorded costs in connected fitness products cost of revenue associated with inventory write-downs, logistic costs, and repair costs of $15.7 million and operating expenses of $3.2 million associated with subscription wavers and recall-related hardware development.
(2) Includes litigation fees for certain ongoing patent infringement litigation, consumer arbitration, and product recalls for the fiscal year ended June 30, 2021, and confidential settlements and associated legal fees relating to two previously disclosed legal matters—“Downtown Music Publishing LLC et. al v. Peloton Interactive” and “Flywheel Sports, Inc.” for the fiscal year ended June 30, 2020.
(3) Includes transaction and integration costs primarily associated with the acquisition and integration of Precor Fitness for the fiscal year ended June 30, 2021.
(4) Includes incremental costs associated with COVID-19 of $5.9 million, short-term purchase accounting adjustments of $4.6 million, asset impairment charges of $4.5 million, and restructuring costs of $4.0 million for fiscal year ended June 30, 2021. Includes $8.5 million of incremental costs associated with COVID-19 for the fiscal year ended June 30, 2020, and $7.2 million of ground lease expense related to build-to-suit lease obligations under ASC 840 for the fiscal year ended June 30, 2019.

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

The use of Subscription Contribution and Subscription Contribution Margin as analytical tools has limitations, and you should not consider these in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:

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

The following table presents a reconciliation of Subscription Contribution to Subscription Gross Profit, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(dollars in millions)
Subscription Revenue	$872.2	$363.7	$181.1
Less: Cost of Subscription	330.5	155.7	103.7
Subscription Gross Profit	$541.7	$208.0	$77.4
Subscription Gross Margin	62.1%	57.2%	42.7%
Add back:
Depreciation and amortization expense	$19.0	$16.6	$11.3
Stock-based compensation expense	25.9	7.5	3.2
Subscription Contribution	$586.5	$232.1	$91.9
Subscription Contribution Margin	67.2%	63.8%	50.8%

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
Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, as well as cash flows from operating activities. As of June 30, 2021, we had cash and cash equivalents of approximately $1.1 billion and marketable securities of $472.0 million.

As of June 30, 2021, our marketable securities portfolio primarily consists of U.S. government notes and investment grade corporate debt securities.

We believe our existing cash and cash equivalent balances, cash flow from operations, marketable securities portfolio, and amounts available for borrowing under our Amended Credit Agreement (described below) will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, timing and amount of spending related to acquisitions, the timing and amount of spending on research and development and manufacturing initiatives, the timing and financial impact of recently announced product recalls, growth in sales and marketing activities, the timing of new Connected Fitness Product introductions, market acceptance of our Connected Fitness Products, timing and investments needed for international expansion, and overall economic conditions. Further, we may use cash to satisfy exercise payments and/or tax withholdings in connection with the settlement of equity awards, or other stock buyback programs. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Convertible Notes
In February 2021, we issued $1.0 billion aggregate principal amount of 0% Convertible Senior Notes due 2026 (the "Notes") in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $125.0 million. The Notes were issued pursuant to an Indenture (the "Indenture") between us and U.S. Bank National Association, as trustee. The Notes are our senior unsecured obligations and do not bear regular interest, and the principal amount of the Notes does not accrete. The net proceeds from this offering were approximately $977.2 million, after deducting the initial purchasers' discounts and commissions and our offering expenses. For additional details, refer to Note 12 – Debt - 'Convertible Senior Notes' included in the “Notes to our Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

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

The Amended Credit Agreement provides for a $285.0 million secured revolving credit facility, including up to the lesser of $150.0 million and the aggregate unused amount of the facility for the issuance of letters of credit. Interest on the Amended Credit Agreement is paid based on LIBOR plus 2.75% or an Alternative Base Rate plus 1.75%. We are required to pay an annual commitment fee of 0.375% on a quarterly basis based on the unused portion of the revolving credit facility. The principal amount, if any, is payable in full in June 2024. As of June 30, 2021, we had not drawn on the credit facility and did not have outstanding borrowings under the Amended Credit Agreement. As of June 30, 2021, we had outstanding letters of credit totaling $4.8 million issued primarily to cover security deposits for an operating lease obligation.

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

Cash Flows

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in millions)
Net cash (used in) provided by operating activities	$(239.7)	$376.4	$(108.6)
Net cash used in investing activities	(585.1)	(741.3)	(297.5)
Net cash provided by financing activities	916.8	1,240.2	417.2

Operating Activities
Net cash used in operating activities of $239.7 million for the fiscal year ended June 30, 2021 was primarily due to a net loss of $189.0 million and a decrease in net change in operating assets and liabilities of $400.6 million, partially offset by non-cash adjustments of $349.9 million. The decrease in net operating assets and liabilities was primarily due to a $587.2 million increase in inventory levels as we ramped up supply to meet increased demand and prepare for the relaunch of Tread in the U.S., Canada, U.K. and Germany and a $212.7 million decrease in customer deposits and deferred revenue driven by reduced order-to-delivery timeframes, partially offset by a $439.8 million increase in accounts payable and accrued expenses related to increased inventory and other expenditures to support general business growth. Non-cash adjustments primarily consisted of stock-based compensation expense, depreciation and amortization, and non-cash operating lease expense.

Investing activities
Net cash used in investing activities for the fiscal year ended June 30, 2021 of $585.1 million was primarily related to $556.3 million relating to acquisitions, purchases of marketable securities of $449.1 million, and $241.0 million used for capital expenditures primarily related to the continued build out of our New York City headquarters, our new Peloton studios in London, our new manufacturing facilities in Taiwan, and new showrooms, partially offset by maturities of marketable securities of $665.9 million.

Financing activities
Net cash provided by financing activities of $916.8 million for the fiscal year ended June 30, 2021 was primarily related to proceeds from the issuance of convertible debt of $977.2 million, partially offset by $81.3 million of capped call transactions entered into concurrently with the convertible debt issuance.

Commitments
As of June 30, 2021, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$1,211.3	$108.7	$268.0	$240.3	$594.3
Minimum guarantees (2)	26.8	11.2	15.7	—	—
Unused credit facility fee payments (3)	3.1	1.1	2.1		—
Other purchase obligations (4)	111.1	55.8	52.3	3.0	—
Convertible senior notes (5)	1,000.0	—	—	1,000.0	—
Total	$2,352.3	$176.7	$338.0	$1,243.3	$594.3

(1) Lease obligations relate to our office space, warehouses, production studios, equipment, and retail showrooms and microstores. As of June 30, 2021, the Company has additional operating leases for real estate that have not yet commenced of $263.9 million which has been included above. The Company also has finance lease obligations of $3.3 million, also included above. The lease terms are between one and twenty-one years, and the majority of the lease agreements are renewable at the end of the lease period.
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
(3) The Company is required to pay a commitment fee of 0.375% based on the unused portion of the revolving credit facility. As of June 30, 2021, we were contingently liable for approximately $4.8 million in standby letters of credit for our operating lease obligations.
(4) Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to cloud computing costs.
(5) Refer to Note 12 in the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K for further details regarding our convertible senior notes obligations.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.

Purchase orders or contracts for the purchase of certain goods and services are not included in the table. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are fulfilled by our suppliers and manufacturers within short periods of time. We subcontract with other companies to manufacture our products. During the normal course of business, we and our manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, we may be liable to our suppliers and manufacturers for the cost of the non-utilized component orders or components purchased by our manufacturers.

Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of June 30, 2021.
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

Revenue Recognition
Our primary source of revenue is from sales of its Connected Fitness Products and related accessories and associated recurring Subscription revenue, as well as Precor branded fitness products, delivery and installation services.

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

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. Our revenue is reported net of sales returns and discounts, as a reduction of the transaction price. We estimate our liability for product returns based on historical return trends by product category, impact of seasonality, and an evaluation of current economic and market conditions and records the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

Some of our contracts with customers contain multiple performance obligations.  For customer contracts that include multiple performance obligations, we account for individual performance obligations if they are distinct. The transaction price is then allocated to each performance obligation based on its standalone selling price. We generally determine the standalone selling price based on the prices charged to customers.

Deferred revenue is recorded for nonrefundable cash payments received for our performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized. Customer deposits represent payments received in advance before we transfer a good or service to the customer and are refundable.

As described in Note 13 of the consolidated financial statements, the Company announced voluntary recalls of the Company's Tread+ and Tread products, permitting customers to return the products for a refund. We estimate a returns reserve primarily based on historical and expected product returns.

Product Warranty
We offer a standard product warranty that its Connected Fitness Products and Precor branded fitness products will operate under normal, non-commercial use for a period of one year from the date of original delivery. We have the obligation, at our option, to either repair or replace the defective product. At the time revenue is recognized, an estimate of future warranty costs, including costs associated with service of Connected Fitness Products outside of the warranty period, is recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices. Our products are manufactured both in-house and by contract manufacturers, and in certain cases, we may have recourse to such contract manufacturers.

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
Intangible assets other than goodwill are comprised of acquired developed technology, brand name, customer relationships, distributor relationships, and other definite-lived intangible assets. At initial recognition, intangible assets acquired in a business combination or asset acquisition are recognized at their fair value as of the date of acquisition. Following initial recognition, intangible assets are carried at acquisition date fair value less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset.
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
Business Combination
To determine whether transactions should be accounted for as acquisitions of assets or business combinations, we make certain judgments, which include assessment of the inputs, processes, and outputs associated with the acquired set of activities. If we determine that substantially all of the fair value of gross assets included in a transaction is concentrated in a single asset (or a group of similar assets), the assets would not represent a business. To be considered a business, the assets in a transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs.
We allocate the fair value of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The fair values of intangible assets are determined utilizing information available near the acquisition date based on expectations and assumptions that are deemed reasonable by management. Given the considerable judgment involved in determining fair values, we typically obtain assistance from third-party valuation specialists for significant items. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions that existed at the acquisition date becomes available.
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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk
We had cash and cash equivalents and marketable securities of approximately $1.6 billion as of June 30, 2021. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Peloton Interactive, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Peloton Interactive, Inc. (the Company) as of June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, cash flows and changes in redeemable convertible preferred stock and stockholders’ (deficit) equity for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 26, 2021 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Tread+ and Tread Returns Reserve

Description of the Matter
As described in Note 13 of the consolidated financial statements, the Company announced on May 5, 2021 voluntary recalls of the Company’s Tread+ and Tread products, permitting customers to return the products for a refund. At June 30, 2021, the Company accrued $40.8 million to provide for future returns, which are presented within Accounts payable and accrued expenses on the consolidated balance sheets. The estimated returns reserve is calculated using available returns data to project the expected Tread+ and Tread returns.

Auditing management’s estimate of the returns reserve for the Company’s Tread+ and Tread products was especially challenging due to the Company’s limited history of recalls. The calculation of the returns reserve involved a high degree of estimation in determining the expected rate of returns which can fluctuate based on factors such as timing of relaunch of the products, customer behavior and other market conditions with uncertain future outcomes.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the process for estimating the returns reserve. For example, we tested management’s review control over the estimation process to calculate the returns reserve and the underlying assumptions utilized.

To test the returns reserve, our audit procedures included, among others, determining the appropriateness of the methodology applied by the Company in estimating the returns reserve and examining the Company’s key assumptions and judgements. We also performed a lookback analysis to compare the expected rate of return to the actual returns to date. In addition, we performed sensitivity analyses on the key assumptions to evaluate the changes in reserve.

Occurrence of Revenue

Description of the Matter	The Company recognized $3,149.7 million of Connected Fitness Products revenue for the year ended June 30, 2021. As discussed in Note 3 to the consolidated financial statements, the Company recognizes revenue when control of the promised goods is transferred to the Company’s customers, which occurs when the promised Connected Fitness Products are delivered to the Company’s customers.

Auditing the occurrence of revenue at year-end was especially challenging because it involved significant auditor judgement to determine the nature, timing and extent of our audit procedures as the Company relies on delivery data from various sources to determine the point in time to recognize revenue.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the occurrence of revenue at year-end for Connected Fitness Products including the monthly reconciliation of revenue recognized to delivery.

To test revenue cut-off, our audit procedures included, among others, comparing revenue recognized to delivery data from various sources. In addition, we performed analytical procedures on disaggregated revenue of Connected Fitness Products to identify unusual trends or patterns.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York

August 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Peloton Interactive, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Peloton Interactive, Inc.’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Peloton Interactive, Inc. (the Company) has not maintained effective internal control over financial reporting as of June 30, 2021, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the Company’s inventory process.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Precor Incorporated, which is included in the 2021 consolidated financial statements of the Company and constituted approximately 12% and 2% of total assets and revenues, respectively, as of and for the fiscal year ended June 30, 2021. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Precor Incorporated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, cash flows and changes in redeemable convertible preferred stock and stockholders’ (deficit) equity for each of the three years in the period ended June 30, 2021, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated August 26, 2021, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York

August 26, 2021

PELOTON INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	June 30,	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,134.8	$1,035.5
Marketable securities	472.0	719.5
Accounts receivable, net	71.4	34.6
Inventories, net	937.1	244.5
Prepaid expenses and other current assets	202.8	124.5
Total current assets	2,818.1	2,158.6
Property and equipment, net	591.9	242.3
Intangible assets, net	247.9	16.0
Goodwill	210.1	39.1
Restricted cash	0.9	1.5
Operating lease right-of-use assets, net	580.1	492.5
Other assets	36.7	31.8
Total assets	$4,485.6	$2,981.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$989.1	$361.7
Customer deposits and deferred revenue	164.8	363.6
Operating lease liabilities, current	61.9	36.9
Other current liabilities	27.2	10.0
Total current liabilities	1,243.0	772.2
Convertible senior notes, net	829.8	—
Operating lease liabilities, non-current	620.4	508.2
Other non-current liabilities	38.3	23.4
Total liabilities	2,731.5	1,303.8
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 Class A shares authorized, 270,855,356 and 237,518,574 shares issued and outstanding as of June 30, 2021 and June 30, 2020, respectively; 2,500,000,000 and 2,500,000,000 Class B shares authorized, 29,291,774 and 50,538,538 shares issued and outstanding as of June 30, 2021 and June 30, 2020, respectively.	—	—
Additional paid-in capital	2,618.9	2,361.8
Accumulated other comprehensive income	18.2	10.1
Accumulated deficit	(883.0)	(693.9)
Total stockholders’ equity	1,754.1	1,678.0
Total liabilities and stockholders’ equity	$4,485.6	$2,981.8
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions, except share and per share amounts)

	Fiscal Year Ended June 30,
	2021	2020	2019
Revenue:
Connected Fitness Products	$3,149.7	$1,462.2	$733.9
Subscription	872.2	363.7	181.1
Total revenue	4,021.8	1,825.9	915.0
Cost of revenue:
Connected Fitness Products	2,239.3	833.5	427.8
Subscription	330.5	155.7	103.7
Total cost of revenue	2,569.8	989.1	531.4
Gross profit	1,452.0	836.7	383.6
Operating expenses:
Sales and marketing	729.7	477.0	324.0
General and administrative	662.4	351.6	207.0
Research and development	247.8	89.0	54.8
Total operating expenses	1,639.8	917.6	585.8
Loss from operations	(187.8)	(80.8)	(202.3)
Other (expense) income, net:
Interest expense	(14.8)	(2.0)	(1.7)
Interest income	7.9	18.2	8.7
Foreign exchange losses	(3.5)	(3.8)	(0.3)
Other income, net	0.1	0.1	—
Total other (expense) income, net	(10.4)	12.4	6.7
Loss before provision for income taxes	(198.2)	(68.4)	(195.6)
Income tax (benefit) expense	(9.2)	3.3	0.1
Net loss	$(189.0)	$(71.6)	$(195.6)
Net loss attributable to Class A and Class B common stockholders	$(189.0)	$(71.6)	$(245.7)
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.32)	$(10.72)
Weighted-average Class A and Class B common shares outstanding, basic and diluted	293,892,643	220,952,237	22,911,764
Other comprehensive income:
Net unrealized (losses) gains on marketable securities	$(3.5)	$3.9	$0.2
Change in foreign currency translation adjustment	11.5	6.0	—
Total other comprehensive income	8.1	9.9	0.2
Comprehensive loss	$(180.9)	$(61.7)	$(195.4)

See accompanying notes to these consolidated financial statements.

	Fiscal Year Ended June 30,
	2021	2020	2019
Cash Flows from Operating Activities:
Net loss	$(189.0)	$(71.6)	$(195.6)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	63.8	40.2	21.7
Stock-based compensation expense	194.0	88.8	89.5
Non-cash operating lease expense	61.5	47.7	—
Amortization of premium from marketable securities	9.6	1.4	(2.2)
Amortization of debt discount and issuance costs	13.0	0.6	0.3
Impairment of long-lived assets	4.5	1.2	0.5
Net foreign currency adjustments	3.4	3.3	—
Changes in operating assets and liabilities:
Accounts receivable	15.1	11.3	(9.1)
Inventories	(587.2)	(96.8)	(111.3)
Prepaid expenses and other current assets	(32.3)	(33.1)	(30.3)
Other assets	(19.1)	(22.1)	(5.5)
Accounts payable and accrued expenses	439.8	133.4	117.3
Customer deposits and deferred revenue	(212.7)	272.3	2.2
Operating lease liabilities, net	(8.0)	(23.6)	—
Other liabilities	3.8	23.5	13.8
Net cash (used in) provided by operating activities	(239.7)	376.4	(108.6)
Cash Flows from Investing Activities:
Purchases of marketable securities	(449.1)	(1,199.6)	(249.8)
Maturities of marketable securities	665.9	435.4	36.0
Sales of marketable securities	6.7	224.3	—
Purchases of property and equipment	(241.0)	(153.0)	(83.0)
Business combinations, net of cash acquired	(478.2)	(45.0)	(0.1)
Asset acquisitions, net of cash acquired	(78.1)	—	—
Internal-use software costs and other	(11.2)	(3.5)	(0.6)
Net cash used in investing activities	(585.1)	(741.3)	(297.5)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	1,195.7	—
Proceeds from issuance of convertible notes, net of issuance costs	977.2	—	—
Purchase of capped calls	(81.3)	—	—
Repurchase of common and convertible preferred stock, including issuance costs	—	—	(130.3)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	539.1
Proceeds from employee stock purchase plan withholdings	18.0	7.0	—
Proceeds from exercise of stock options	57.6	37.4	9.3
Taxes withheld and paid on employee stock awards	(53.9)	—	—
Debt issuance costs	—	—	(0.9)
Principal repayments of finance leases	(0.8)	—	—
Net cash provided by financing activities	916.8	1,240.2	417.2
Effect of exchange rate changes	6.7	(1.2)	0.2
Net change in cash, cash equivalents, and restricted cash	98.7	874.0	11.3
Cash, cash equivalents and restricted cash — Beginning of period	1,037.0	163.0	151.6
Cash, cash equivalents and restricted cash — End of period	$1,135.7	$1,037.0	$163.0
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1.3	$1.9	$1.1
Cash paid for income taxes	$3.5	$4.1	$—
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Conversion of convertible preferred stock to common stock	$—	$(941.1)	$—
Building - build-to-suit asset	$—	$—	$147.1
Property and equipment accrued but unpaid	$46.1	$18.2	$12.6
Stock-based compensation capitalized for software development costs	$6.1	$2.2	$0.8
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(in millions)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance – June 30, 2018	176.3	$406.3	25.9	$—	$20.5	$—	$(336.1)	$(315.6)
Issuance of Series F redeemable convertible preferred stock, net	38.1	539.1	—	—	—	—	—	—
Repurchase of common and preferred stock	(3.8)	(4.3)	(4.8)	—	—	—	(97.8)	(97.8)
Exercise of stock options	—	—	4.2	—	8.2	—	—	8.2
Stock-based compensation expense	—	—	—	—	62.1	—	—	62.1
Other comprehensive income	—	—	—	—	—	0.2	—	0.2
Net loss	—	—	—	—	—	—	(195.6)	(195.6)
Balance - June 30, 2019	210.6	$941.1	25.3	$—	$90.7	$0.2	$(629.5)	$(538.6)
Initial public offering, net of issuance costs of $6.3 million	—	$—	43.4	$—	$1,195.7	$—	$—	$1,195.7
Conversion of redeemable convertible preferred stock to common stock	(210.6)	(941.1)	210.6	—	941.1	—	—	941.1
Activity related to stock-based compensation	—	—	8.5	—	130.7	—	—	130.7
Issuance of common stock under employee stock purchase plan	—	—	0.2	—	3.7	—	—	3.7
Other comprehensive income	—	—	—	—	—	9.9	—	9.9
Net loss	—	—	—	—	—	—	(71.6)	(71.6)
Cumulative effect adjustment in connection with adoption of ASU 2016-02	—	—	—	—	—	—	7.2	7.2
Balance - June 30, 2020	—	$—	288.1	$—	$2,361.8	$10.1	$(693.9)	$1,678.0
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	$—	11.6	$—	$4.0	$—	$—	$4.0
Issuance of common stock under employee stock purchase plan	—	—	0.5	—	13.1	—	—	13.1
Stock-based compensation expense	—	—	—	—	161.2	—	—	161.2
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	160.1	—	—	160.1
Purchases of capped calls related to convertible senior notes	—	—	—	—	(81.3)	—	—	(81.3)
Other comprehensive income	—	—	—	—	—	8.1	—	8.1
Net loss	—	—	—	—	—	—	(189.0)	(189.0)
Balance - June 30, 2021	—	$—	300.1	$—	$2,618.9	$18.2	$(883.0)	$1,754.1

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

2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all cash and short-term investments purchased with maturities of three months or less when acquired to be cash equivalents. As of June 30, 2021 and 2020, the Company’s cash and cash equivalents were primarily held in money market and operating accounts. At various times during the fiscal years ended June 30, 2021 and 2020, the balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes its cash and cash equivalents are not subject to any significant credit risk.
Restricted Cash
Restricted cash primarily consists of cash held in reserve accounts related to operating lease obligations.

Accounts Receivable, Net of Allowances
The Company's accounts receivable primarily represent amounts due from third-party sales payment processors. The allowance is based upon a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's ability to pay its obligation and any other forward-looking data regarding customers' ability to pay which may be available.
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Refer to Note 3, Revenue for additional information.
Inventories
Inventories consist of finished goods, work-in-process and raw materials. Finished goods are manufactured by us and purchased from contract manufacturers. Connected Fitness Product, accessories, apparel, and raw material inventories are stated at the lower of cost or net realizable value on a weighted-average cost basis. The Company assesses the valuation of inventory and periodically adjusts the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. Spare parts are recorded as inventory and recognized in cost of goods sold as consumed.
Marketable Securities
The Company classifies its marketable debt securities as available-for-sale and, accordingly, records them at fair value. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as current investments. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in other comprehensive income until realized. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
Property and Equipment
Property and equipment purchased by the Company are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. For leasehold improvements, the useful life is the lesser of the applicable lease term or the expected asset life. Charges for repairs and maintenance that do not improve or extend the lives of the respective assets are expensed as incurred. The Company capitalizes the cost of pre-production tooling which it owns during a supply arrangement. Pre-production tooling, including the related engineering costs the Company will not own or will not be used in producing products under long-term supply arrangements are expensed as incurred.
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
Business Combination
To determine whether transactions should be accounted for as acquisitions of assets or business combinations, the Company makes certain judgments, which include assessment of the inputs, processes, and outputs associated with the acquired set of activities. If the Company determines that substantially all of the fair value of gross assets included in a transaction is concentrated in a single asset (or a group of similar assets), the assets would not represent a business. To be considered a business, the assets in a transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs.
The Company allocates the fair value of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The fair values of intangible assets are determined utilizing information available near the acquisition date based on expectations and assumptions that are deemed reasonable by management. Given the considerable judgment involved in determining fair values, the Company typically obtains assistance from third-party valuation specialists for significant items. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions that existed at the acquisition date becomes available.
Goodwill and Intangible Assets
Goodwill represents the excess of the aggregate of the consideration transferred and the amount recognized for non-controlling interest, if any, over the fair value of identifiable assets acquired and liabilities assumed in a business combination. The Company has no intangible assets with indefinite useful lives.

Intangible assets other than goodwill are comprised of acquired developed technology, brand name, customer relationships, distributor relationships, and other definite-lived intangible assets. At initial recognition, intangible assets acquired in a business combination or asset acquisition are recognized at their fair value as of the date of acquisition. Following initial recognition, intangible assets are carried at acquisition date fair value less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset.

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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted net future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value.
Convertible Senior Notes
In February 2021, the Company issued in a private offering $1.0 billion aggregate principal amount of 0% Convertible Senior Notes due 2026 (the "Notes"), including the initial purchasers’ exercise in full of their option to purchase additional notes. See Note 12 for additional details.

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

Simultaneously, the Company entered into privately negotiated capped call transactions with certain counterparties to minimize the impact of potential dilution upon conversion. See Note 12 for additional details.

Derivative Instruments
The Company measures derivative financial instruments at fair value and recognizes them as either assets or liabilities on our consolidated balance sheets. The Company evaluates its convertible instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company's financial statements in accordance with the criteria under ASC 815-15. As of June 30, 2021, the Company did not have any material derivative contracts or contracts with material embedded derivative features requiring bifurcation.
Cost of Revenue
Connected Fitness Products
Connected Fitness Products cost of revenue consists of product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement costs, fulfillment costs, warehousing costs, depreciation of property and equipment, and certain allocated costs related to management, facilities, and personnel-related expenses associated with supply chain logistics.

Subscription
Subscription cost of revenue includes costs associated with content creation and cost to stream content to Members across the Company’s platform. These costs consist of both fixed costs, including studio rent and overhead costs and instructor and production personnel costs, depreciation of property and equipment, as well as variable costs, including music royalty fees, content costs for past use, third-party platform streaming costs, and payment processing fees for monthly subscription billings.
Music Royalty Fees
The Company recognizes music royalty fees on all music it streams to Members as these fees are incurred in accordance with the terms of the relevant license agreement with the music rights holder. The incurrence of the royalties is primarily driven by content usage by the Company’s Members through the use of a paid subscription or as part of a free-trial offer and it is classified as subscription cost of revenue or sales and marketing expense, respectively, within the Company’s statement of operations and comprehensive loss. The Company’s license agreements with music rights holders may include provisions for advance royalty payments as well as minimum guarantees. When a minimum guarantee is paid in advance, the guarantee is recorded as a cost to fulfill or prepaid asset and amortized over the shorter of the period consumed or the term of the agreement.

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
Advertising Costs
Advertising and other promotional costs to market the Company's products are expensed as incurred. Advertising expenses were $417.6 million, $302.8 million and $218.8 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, and are included within sales and marketing expenses in the consolidated statements of operations.
Research and Development Costs
Research and development expenses consist primarily of personnel- and facilities-related expenses, consulting and contractor expenses, tooling and prototype materials software platform expenses, and depreciation of property and equipment. Substantially all of the Company’s research and development expenses are related to developing new products and services and improving existing products and services. Research and development expenses are expensed as incurred.
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

In August 2019, the Board of Directors adopted the 2019 Equity Incentive Plan ("the 2019 Plan"), which was subsequently approved by the Company’s stockholders in September 2019. Stock-based awards are measured at the grant date based on the fair value of the award and are recognized as expense, net of actual forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. For performance-based awards issued, the value of the instrument is measured at the grant date as the fair value of the award and expensed over the vesting term under an accelerated attribution method when the performance targets are considered probable of being achieved. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The determination of the grant date fair value of stock awards issued is affected by a number of variables, including the fair value of the Company’s common stock, the expected common stock price volatility over the expected life of the awards, the expected term of the stock option, risk-free interest rates, and the expected dividend yield of the Company’s common stock. Prior to the fourth quarter of fiscal year ended June 30, 2021, the Company derived its volatility from the average historical stock volatilities of several peer public companies over a period equivalent to the expected term of the awards. Beginning in the fourth quarter of fiscal year ended June 30, 2021, the expected volatility is based on a blended average of average historical stock volatilities of several peer companies over the expected term of the stock options, historical volatility of the Company's stock price, and implied stock price volatility derived from the price of exchange traded options on the Company's stock. The Company estimates the expected term based on the simplified method for employee stock options considered to be “plain vanilla” options, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant. Expected dividend yield is 0.0% as the Company has not paid and does not currently anticipate paying dividends on its common stock.

Generally, the 2019 Plan permitted the early exercise of stock options granted prior to the IPO. The unvested portion of shares exercised is recorded within Other current liabilities on the Company’s balance sheet and reclassified to equity as vesting occurs.
Defined Contribution Plan
The Company maintains a defined contribution retirement plan offered to all of its U.S. employees, as well as plans at certain foreign and domestic subsidiaries. For the fiscal years ended June 30, 2021, 2020, and 2019, the Company's matching contributions totaled $19.6 million, $8.4 million, and $4.3 million, respectively, and were expensed as contributed.
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

The Company’s material financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, and the convertible senior notes. The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values at June 30, 2021 and 2020, due to the short period of time to maturity or repayment.
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
Use of Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, the realizability of inventory, content costs for past use reserve, fair value measurements, the incremental borrowing rate associated with lease liabilities, useful lives of long lived assets, including property and equipment and finite lived intangible assets, product warranty, goodwill, accounting for income taxes, stock-based compensation expense, transaction price estimates, the fair values of assets acquired and liabilities assumed in business combinations and asset acquisitions, valuation of the debt component of convertible senior notes, contingent consideration, and commitments and contingencies. Actual results may differ from these estimates.
Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which may result in earlier recognition of allowances for losses, and require expected credit losses to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The Company adopted this standard and related amendments on July 1, 2020. The adoption of this standard did not materially impact the Company's consolidated financial statements.

ASU 2019-12
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends ASC Topic 740, Income Taxes. This ASU simplifies the accounting for income taxes by modifying the treatment of intraperiod tax allocation in certain circumstances, eliminating an exception to recognizing deferred tax liabilities for outside basis differences for foreign equity method investments and foreign subsidiaries when ownership or control changes, and modifying interim period tax calculations when a loss is forecasted. In addition, this ASU also requires that enacted changes in tax laws or rates be included in the annual effective rate determination in the period that includes the enactment date and clarifies the tax accounting of a step up in tax basis of goodwill. The Company adopted this standard on July 1, 2020. The adoption of this standard did not materially impact the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Adopted
ASU 2020-01
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance clarifies the interaction of the accounting for equity investments under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company has completed its assessment and adopted this standard on July 1, 2021. The standard did not materially impact the Company's consolidated financial statements.

ASU 2020-04 and ASU 2021-01
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities' financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic ASC 848 and clarifies some of its guidance. The amendments in ASU 2021-01 are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The guidance in both updates was effective upon issuance and generally can be applied through December 31, 2022. The Company plans to adopt this standard when LIBOR is discontinued. The Company is currently evaluating the potential impact of adopting this new accounting guidance, but does not expect the adoption of the standard to have a material impact on its consolidated financial statements.
ASU 2020-06
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The guidance will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock, thereby limiting the accounting results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Upon adoption, the Company expects a decrease to Additional paid-in capital to remove the equity component separately recorded for the conversion features associated with the Convertible Senior Notes, an increase in the carrying value of its Convertible Senior Notes to reflect the full principal amount of the Notes outstanding net of issuance costs, and an increase to Accumulated deficit. After adoption, the Company expects a reduction in its reported Interest expense.
3. Revenue
The Company’s primary source of revenue is from sales of its Connected Fitness Products and associated recurring Subscription revenues.

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

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's revenue is reported net of sales returns, discounts, incentives, and rebates to commercial distributors as a reduction of the transaction price. Certain contracts include consideration payable that is accounted for as a payment for distinct goods or services. The Company estimates its liability for product returns and concessions based on historical trends by product category, impact of seasonality, and an evaluation of current economic and market conditions and records the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

Some of the Company’s contracts with customers contain multiple performance obligations. For customer contracts that include multiple performance obligations, the Company accounts for individual performance obligations if they are distinct. The transaction price is then allocated to each performance obligation based on its standalone selling price. The Company generally determines the standalone selling price based on the prices charged to customers.

The Company applies the practical expedient as per ASC 606-10-50-14 and does not disclose information related to remaining performance obligations due to their original expected terms being one year or less.

The Company expenses sales commissions on its Connected Fitness Products when incurred because the amortization period would have been less than one year. These costs are recorded in Sales and marketing in the Company's consolidated statements of operations and comprehensive loss.
Connected Fitness Products
Connected Fitness Products include the Company’s portfolio of Connected Fitness Products and related accessories, Precor branded fitness products, delivery and installation services, Peloton branded apparel, extended warranty agreements, and commercial service contracts. The Company recognizes Connected Fitness Product revenue net of sales returns and discounts when the product has been delivered to the customer, except for extended warranty revenue which is recognized over the warranty period and service revenue which is recognized over the term. The Company allows customers to return products within thirty days of purchase, as stated in its return policy.

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

Amounts paid for subscription fees are included within customer deposits and deferred revenue on the Company's consolidated balance sheets and recognized ratably over the subscription term. The Company records payment processing fees for its monthly subscription charges within cost of subscription revenue in the Company's consolidated statements of operations and comprehensive loss.

Sales tax collected from customers and remitted to governmental authorities is not included in revenue and is reflected as a liability on the Company's consolidated balance sheets.

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
Activity related to the Company's accrual for our estimated future product warranty obligation was as follows:

	Fiscal Year Ended June 30,
	2021	2020
	(in millions)
Balance at beginning of period	$34.2	$10.5
Provision for warranty accrual	71.1	38.8
Warranty claims	(53.9)	(15.0)
Balance at end of period	$51.5	$34.2

The Company also offers the option for customers in some markets to purchase an extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Product for an additional period of 12 to 27 months.

Revenue related to the fees paid to the third-party provider are recognized on a gross basis as the Company has a continuing obligation to perform over the service period. Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Product revenue in the consolidated statements of operations and comprehensive loss.
Disaggregation of Revenue
The Company's revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 19 under the heading "Segment Information".

The Company's revenue disaggregated by geographic region, were as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in millions)
North America	$3,738.9	$1,743.6	$897.9
International	283.0	82.3	17.1
Total revenue	$4,021.8	$1,825.9	$915.0

The Company's revenue attributable to the United States represented 89%, 93%, and 97% of total revenue for the fiscal years ended June 30, 2021, 2020, and 2019, respectively.

Customer Deposits and Deferred Revenue
Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.
As of June 30, 2021 and June 30, 2020, customer deposits of $92.2 million and $341.5 million, respectively, and deferred revenue of $72.6 million and $22.1 million, respectively, were included in customer deposits and deferred revenue on the Company's consolidated balance sheets.
In the fiscal years ended June 30, 2021 and 2020, the Company recognized revenue of $22.1 million and $9.5 million, respectively, that was included in the deferred revenue balance as of June 30, 2020 and 2019, respectively.
4. Investments in Marketable Securities
The following table summarizes the Company's investments in marketable securities:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate bonds	$367.7	$0.2	$—	$367.9
U.S. treasury securities	64.9	0.2	—	65.1
Commercial paper	49.5	—	—	49.5
Supranational securities	31.1	—	—	31.1
Certificate of deposits	7.8	—	—	7.8
	$521.1	$0.4	$—	$521.5
Less: Restricted marketable securities (1)				$49.5
Total marketable securities				$472.0
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

5. Fair Value Measurements
The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Marketable securities	$521.5	$—	$—	$521.5
Deferred compensation plan held in a rabbi trust	3.6	—	—	3.6
Total	$525.1	$—	$—	$525.1

Liabilities
Other current liabilities:
Contingent consideration	$—	$—	$2.5	$2.5
Deferred compensation accrual rabbi trust	$3.6	$—	$—	$3.6
Other non-current liabilities:
Contingent consideration	—	—	2.3	2.3
Total	$3.6	$—	$4.7	$8.3

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Marketable securities	$758.1	$—	$—	$758.1
Cost-method investments	—	—	0.7	0.7
Total	$758.1	$—	$0.7	$758.8

Liabilities
Other current liabilities:
Contingent consideration	$—	$—	$2.5	$2.5
Other non-current liabilities:
Contingent consideration	—	—	4.6	4.6
Total	$—	$—	$7.1	$7.1

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
The Company's rabbi trust was acquired as part of the Precor acquisition, and consists primarily of index funds from which supplemental executive retirement plan benefits and deferred compensation obligations can be paid. The deferred compensation plan held in a rabbi trust is recorded at fair value within Prepaid expenses and other current assets. The deferred compensation plan accrual rabbi trust is recorded at fair value within Other current liabilities.

Fair Value Measurements of Other Financial Instruments
The following table presents the estimated fair values of the Company's financial instruments that are not recorded at fair value on the consolidated balance sheets:

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Convertible Senior Notes	$—	$972.8	$—	$972.8
The fair value of the Notes is determined based on the closing price on the last trading day of the reporting period.
6. Inventory
Inventories were as follows:

	June 30,
	2021	2020
	(in millions)
Raw materials	$109.8	$17.8
Work-in-process	7.9	4.6
Finished products(1)	879.5	232.5
Total inventories	997.2	254.9
Less: Reserves	(60.1)	(10.5)
Total inventories, net	$937.1	$244.5
_________________________
(1) Includes $249.9 million and $71.6 million of inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of June 30, 2021 and June 30, 2020, respectively

7. Acquisitions

Business Combinations

Aiqudo, Inc.

On February 9, 2021, the Company acquired Aiqudo, Inc. and its subsidiaries (collectively, "Aiqudo") for a purchase price of approximately $57.7 million, net of cash acquired, which was paid in cash. Upon completion of the transaction, Aiqudo became a wholly-owned subsidiary of the Company. The Company acquired Aiqudo to bolster product research and development capabilities.
The operating results of Aiqudo have been included in the Company's consolidated statements of operations since the acquisition date. Actual and pro forma revenue and results of operations for the acquisition have not been presented because they do not have a material impact to the consolidated revenue and results of operations, either individually or in the aggregate.
The Company recognized $1.0 million of acquisition-related costs that were expensed as incurred during the fiscal year ended June 30, 2021. These costs are included in general and administrative expense in the consolidated statement of operations and comprehensive loss.
The acquisition was accounted for under the acquisition method in accordance with ASC 805. The following table summarizes the initial estimate of the fair values of assets acquired and liabilities assumed at the closing date:

As of February 9, 2021
(in millions)
Developed technology	$44.2
Goodwill	25.0
Other assets	3.3
Total assets	$72.5
Current liabilities	$(3.3)
Deferred tax liability	(11.5)
Total liabilities	$(14.8)
Net assets acquired	$57.7
The purchase price allocation resulted in the recognition of $25.0 million of goodwill. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including an experienced workforce that will help accelerate product development and go to market strategy, as well as expected future synergies. The Company allocated the goodwill to its Connected Fitness segment. None of the goodwill is expected to be deductible for tax purposes.
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
Precor Incorporated
On April 1, 2021, the Company acquired the Precor business, which consisted of 15 legal entities ("Precor") from Amer Sports Corporation ("Amer") for a purchase price of approximately $412.0 million, net of cash acquired, which was paid in cash. Upon completion of the transaction, Precor became wholly owned subsidiaries of the Company. The Company acquired Precor to establish its U.S. manufacturing capacity, boost research and development capabilities with Precor's highly-skilled team, and accelerate Peloton's penetration of certain commercial markets.
The operating results of Precor have been included in the Company's consolidated statements of operations since the acquisition date. Actual and pro forma revenue and results of operations for the acquisition have not been presented because they do not have a material impact to the consolidated revenue and results of operations, either individually or in the aggregate.
The Company recognized $6.0 million of acquisition-related costs that were expensed as incurred during the fiscal year ended June 30, 2021. These costs are included in general and administrative expense in the consolidated statement of operations and comprehensive loss.
The acquisition was accounted for under the acquisition method in accordance with ASC 805. The following table summarizes the initial estimate of the fair values of assets acquired and liabilities assumed at the closing date:

As of April 1, 2021
(in millions)
Current assets:
Accounts receivable	$50.2
Inventories	99.1
Prepaid expenses and other current assets	6.5
Total current assets	155.8
Property and equipment	23.8
Intangible assets	180.1
Goodwill	135.0
Operating lease right-of-use assets	20.3
Deferred tax asset	0.9
Other assets	0.7
Total assets	$516.6
Current liabilities:
Accounts payable and accrued expenses	$(60.1)
Customer deposits and deferred revenue	(11.5)
Operating lease liabilities, current	(6.2)
Other current liabilities	(2.8)
Total current liabilities	(80.6)
Operating lease liabilities, non-current	(13.6)
Other non-current liabilities	(10.4)
Total liabilities	$(104.6)
Net assets acquired	$412.0
The preliminary purchase price allocation resulted in the recognition of $180.1 million in intangible assets and $135.0 million was assigned to goodwill. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including an experienced workforce and expected future synergies. The Company allocated the goodwill to its Connected Fitness segment. Of the total goodwill, $83.3 million is deductible for tax purposes.
The following values and useful lives were assigned to the intangible assets acquired:

	Assigned Value	Assigned Useful Life
	(in millions)	(years)
Brand	$94.0	9
Acquired developed technology	39.0	7
Distributor relationships	24.0	16
Customer relationships	18.0	10
Service contracts	5.1	6
Total acquired intangible assets	$180.1
These acquired assets are recorded in Intangible assets, net on the Company's consolidated balance sheets.
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
Other business combinations
In addition to the above acquisitions, on April 5, 2021 the Company acquired Latitude 32 Engineering LLC ("Latitude32") for a purchase price of approximately $8.5 million, all of which was assigned to goodwill, which is fully deductible for tax purposes. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including an experienced workforce that will help accelerate product development and go to market strategy, as well as expected future synergies.
Asset Acquisitions
During the fiscal year ended June 30, 2021, the Company completed three separate transactions to acquire certain software, developed technology, and an assembled workforce for use in the development of the Company's connected fitness products and services, for total net cash consideration paid of approximately $78.1 million, inclusive of $2.4 million of direct transaction costs. The Company accounted for each transaction as an asset acquisition in accordance with ASC 805, as each of the acquisitions met the practical screen test.
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
The developed software acquired was assigned a useful life of 5 years, and is recorded in Property and equipment, net. The developed technology assets acquired were assigned a useful life of 3 years and the assembled workforce was assigned a useful life of 4 years. Both of these acquired assets are recorded in Intangible assets, net of the Company's consolidated balance sheets.
8. Property and Equipment
Property and equipment consisted of the following:

	June 30,
	2021	2020
	(in millions)
Land	$14.0	$7.1
Buildings	22.2	9.2
Leasehold Improvements	253.7	115.4
Machinery	31.1	10.1
Equipment	55.4	24.9
Furniture and Fixtures	26.8	9.8
Software(1)	152.6	32.7
Construction in Progress	129.1	97.1
Total property and equipment	684.9	306.2
Accumulated depreciation and amortization	(93.0)	(64.0)
Total property and equipment, net	$591.9	$242.3
_________________________
(1) Includes $108.3 million of software under development as of June 30, 2021

As of June 30, 2021, 78% and 13% of the Company's total property and equipment, net was attributable to the United States and the United Kingdom, respectively. As of June 30, 2020, 79% and 11% of the Company's total property and equipment, net was attributable to the United States and the United Kingdom, respectively.
The estimated useful lives of property and equipment are as follows:

Buildings	40 years
Leasehold Improvements	Shorter of remaining lease term or useful life
Machinery	Five to ten years
Equipment	Two to five years
Furniture and Fixtures	Two to ten years
Software	Two to three years

Depreciation and amortization expense amounted to $44.6 million, $35.1 million, and $16.7 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, of which $8.7 million, $6.8 million, and $3.3 million related to amortization of capitalized software costs for the fiscal years ended June 30, 2021, 2020, and 2019, respectively.

9. Goodwill and Intangible Assets
The changes in the carrying value of goodwill are as follows:

Amount
(in millions)
June 30, 2019	$4.3
Acquisition	32.3
Foreign currency translation	2.6
June 30, 2020	39.1
Acquisitions	168.1
Foreign currency translation	2.8
June 30, 2021	$210.1
The gross carrying amount and accumulated amortization of the Company's intangible assets, net, as of June 30, 2021 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Acquired developed technology	$130.8	$24.8	$106.0	4.4
Brand	94.0	2.6	91.4	8.7
Distributor relationships	24.0	0.4	23.6	15.7
Customer relationships	18.0	0.5	17.5	9.7
Other definite-lived intangibles	10.5	1.3	9.3	4.6
Total intangible assets	$277.5	$29.6	$247.9
The gross carrying amount and accumulated amortization of the Company's intangible assets, net, as of June 30, 2020 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Acquired developed technology	$24.8	$10.3	$14.5	3.0
Definite-lived intangibles	1.6	0.1	1.5	4.7
Total intangible assets	$26.4	$10.4	$16.0

The Company recognized intangible asset amortization in the consolidated statements of operations in the amount of $19.2 million, $5.1 million, and $5.0 million for the fiscal years ended June 30, 2021, 2020, and 2019, respectively.

As of June 30, 2021, estimated amortization related to the Company's identifiable acquisition-related intangible assets in future periods were as follows:

Fiscal Year Ending June 30,	Amount
(in millions)
2022	$42.9
2023	42.6
2024	33.0
2025	29.6
2026	25.5
Thereafter	74.2
Total	$247.9

10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	June 30,
	2021	2020
	(in millions)
Accounts payable	$364.4	$135.8
Inventory received but not billed	134.2	88.6
Employee-related liabilities	107.3	35.1
Accrued music licensing royalties	70.9	37.9
Accrued marketing	59.9	5.8
Return reserve liability	50.2	11.5
Accrued capital expenditures	40.9	14.4
Product warranty	34.2	10.6
Accrued professional services	31.9	4.5
Other	95.2	17.4
Total accounts payable and accrued expenses	$989.1	$361.7
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
As of June 30, 2021, the total remaining lease payments included in the measurement of lease liabilities for operating leases were as follows:

Fiscal Year Ending June 30,	Future Minimum Payments
(in millions)
2022(1)	$96.3
2023	98.2
2024	92.3
2025	81.8
2026	76.4
Thereafter	498.9
Total	$944.0
_________________________
(1) Includes $7.0 million in tenant improvement receivable.

Supplemental information related to leases was as follows:

Reconciliation of Lease Liabilities	As of June 30,
	2021	2020
	(dollars in millions)
Weighted-average remaining lease term (years)	11.4	12.7
Weighted-average discount rate	5.35%	5.84%
Total Undiscounted Lease Liability	$944.0	$817.3
Less: Imputed interest	(261.6)	(272.1)
Total Discounted Lease Liability	$682.3	$545.1
Current portion of lease liability	$61.9	$36.9
Non-current portion of lease liability	$620.4	$508.2

Supplemental cash flow and other information related to leases was as follows:

Cash Paid For Amounts Included In Measurement of Liabilities	Fiscal Year Ended June 30,
	2021	2020
	(in millions)
Operating cash flows from operating leases	$47.3	$45.2

Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	$149.2	$356.2
For the fiscal years ended June 30, 2021 and 2020, total operating lease expense was $122.4 million and $89.9 million, respectively, of which $17.2 million and $11.8 million was attributable to variable lease expense, and $4.2 million and $1.7 million was attributable to short-term lease expense, respectively. During the fiscal year ended June 30, 2019, rent expense was $35.8 million.
12. Debt
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

The net carrying amount of the liability component of the Notes was as follows:

June 30, 2021
(in millions)
Principal	$1,000.0
Unamortized debt discount	(152.4)
Unamortized debt issuance costs	(17.8)
Net carrying amount	$829.8

The net carrying amount of the equity component of the Notes was as follows:

June 30, 2021
(in millions)
Proceeds allocated to the conversion option (debt discount)	$163.8
Issuance costs	(3.7)
Net carrying amount	$160.1

The following table sets forth the interest expense recognized related to the Notes:

June 30, 2021
(in millions)
Amortization of debt discount	$11.5
Amortization of debt issuance costs	$1.2
Total interest expense related to the Notes	$12.6

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

For accounting purposes, the Capped Call Transactions are separate transactions, and are not part of the terms of the Notes. The net cost of $81.3 million incurred to purchase the Capped Call Transactions was recorded as a reduction to Additional paid-in capital on the Company's consolidated balance sheets.

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

During the fiscal years ended June 30, 2021 and June 30, 2020, the Company incurred total commitment fees of $1.0 million, and $0.9 million, respectively, which are included in interest expense in the consolidated statements of operations and comprehensive loss.

The outstanding balance, if any, is payable in full in June 2024. As of June 30, 2021, the Company has not drawn on the credit facility and did not have outstanding borrowings under the Amended Credit Agreement.
In connection with the execution of the Amended Credit Agreement, the Company incurred debt issuance costs of $0.9 million, which are capitalized and presented as other assets on the Company's consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Amended Credit Agreement.
The Company has the option to repay its borrowings under the Amended Credit Agreement without premium or penalty prior to maturity. The Amended Credit Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that include limitations on the Company's ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare cash dividends in the entirety or make certain other distributions, and undergo a merger or consolidation or certain other transactions. The Amended Credit Agreement also contains certain financial condition covenants, including maintaining a total level of liquidity of not less than $125.0 million and maintaining certain minimum total revenue ranging from $725.0 million to $1,985.0 million depending on the applicable date of determination. As of June 30, 2021, the Company was in compliance with the covenants under the Amended Credit Agreement. At June 30, 2021, the Company was contingently liable for approximately $4.8 million in standby letters of credit as security for an operating lease obligation.
13. Commitments and Contingencies
Commitments
The Company is subject to minimum guarantee royalty payments associated under certain music license agreements.

The following represents the Company's minimum annual guarantee payments under music license agreements for the next three years:

Future Minimum Payments
(in millions)
2022	$11.2
2023	14.8
2024	0.8
Total	$26.8

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

Prior to the execution of go-forward music license agreements, the Company estimates and records expenses inclusive of estimated content costs for past use as well as normal and recurring music royalty expenses. The Company includes both of these components in its reserve. As of June 30, 2021 and 2020, the Company recorded reserves of $11.5 million and $25.1 million, respectively, included in Accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Product Recall Reserves
On May 5, 2021, the Company announced separate, voluntary recalls of its Tread+ and Tread products in collaboration with the U.S. Consumer Product Safety Commission ("CPSC") and halted sales of these products to work on product enhancements. As a result of these recalls, the Company accrued for a reduction to connected fitness products revenue for actual and estimated future returns of $81.1 million for the year ended June 30, 2021, and a return reserve of $40.8 million is included within Accounts payable and accrued expenses in the accompanying consolidated balance sheets related to the impacts of the recall. The estimated returns reserve is primarily based on historical and expected product returns. The Company recorded costs in connected fitness products cost of revenue associated with inventory write-downs, logistic costs, and recall-related hardware development and repair costs of $15.7 million.

Legal and Regulatory Proceedings
The Company is, or may become, a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business.
Recently, we received reports of a number of injuries associated with our Tread+ product, one of which led to the death of a child. As a result of the aforementioned injuries associated with these reported Tread+ incidents, in April 2021, the CPSC unilaterally issued a warning to consumers about the safety hazards associated with the Tread+ and is continuing to investigate the matter. In addition to the CPSC investigation and other regulatory investigations, we are presently subject to class action litigation and private personal injury claims related to these perceived defects in the Tread+ and incidents reported to result from its use. On April 20, 2021, purported Peloton Member Shannon Albright filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of California captioned Albright v. Peloton Interactive, Inc., Case No. 3:21-02858 (N.D. Cal.) (the "Albright Action"). The Albright Action alleges violations of various California state laws related to the Tread+ and the matters contained in the CPSC warning, including violation of the Consumer Legal Remedies Act, breach of the Implied Warranty of Merchantability, and violations of California Business and Professions Code Sections 17200, et seq., and 17500, et seq.
In addition, on April 29, 2021, Ashley Wilson ("Plaintiff Wilson") filed a putative securities class action lawsuit against the Company, our Chief Executive Officer, and our Chief Financial Officer (collectively, the "Defendants") captioned Wilson v. Peloton Interactive, Inc., et al., Case No. 1:21-cv-02369-CBA-PK, in the United States District Court for the Eastern District of New York, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between September 11, 2020 and April 16, 2021 (the "Wilson Action"). Plaintiff Wilson amended her lawsuit on May 6, 2021 to expand the purported class to those who purchased or acquired our common stock between September 11, 2020 and May 5, 2021. On May 24, 2021, Leigh Drori (“Plaintiff Drori”) filed a putative securities class action lawsuit against the Company, our Chief Executive Officer, and our Chief Financial Officer (collectively, the “Defendants”) captioned Drori v. Peloton Interactive, Inc., et al., Case No. 1:21-cv-02925-CBA-PK, in the United States District Court for the Eastern District of New York, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between September 11, 2020 and May 5, 2021 (the “Drori Action”). The complaints in the Wilson and Drori Actions allege that the Defendants made false and/or misleading statements in violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs Wilson and Drori do not quantify any damages in their complaints but, in addition to attorneys' fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired our stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On June 28, 2021, several purported shareholders filed motions to consolidate the Wilson and Drori Actions and to be appointed lead plaintiff in the consolidated action. A decision on those motions has not yet been entered.
On May 20, 2021, Alan Chu (“Plaintiff Chu”) filed a verified shareholder derivative action lawsuit purportedly on behalf of the Company against certain of our executive officers and the members of our board of directors captioned Chu v. Foley, et al., Case No. 1:21-cv-02862-CBA-PK, in the United States District Court for Eastern District of New York (the “Chu Action”). Plaintiff Chu alleges breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Exchange Act, as well as a claim for contribution under Sections 10(b) and 21D of the Exchange Act against our Chief Executive Officer and Chief Financial Officer. Plaintiff Chu does not quantify any alleged damages in the complaint but, in addition to attorneys’ fees and costs, seeks policies and guidelines for our board of directors, to permit shareholders to appoint at least four members to the board of directors, to ensure the establishment of effective oversight of compliance with laws, rules, and regulations, and restitution from the individual defendants in the Chu Action. On July 22, 2021, the court granted the parties’ stipulated extension of time for defendants to respond to Plaintiff Chu’s complaint.

On August 13, 2021, Moshe Genack (“Plaintiff Genack”) filed a verified shareholder derivative action lawsuit purportedly on behalf of the Company against certain of our executive officers and the members of our board of directors captioned Genack v. Foley, et al., Case No. 1:21-cv-04583, in the United States District Court for the Eastern District of New York (the “Genack Action”). Plaintiff Genack alleges breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Securities and Exchange Act of 1934, as well as a claim for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against our Chief Executive Officer and Chief Financial Officer. Plaintiff Genack does not quantify any alleged damages in the complaint, but in addition to attorneys’ fees and costs, seeks return of salaries, restitution, and proceeds from insider stock sales from the individual defendants in the Genack Action. The Company is vigorously defending this litigation and will likely file a motion to dismiss the anticipated amended complaint.

On August 19, 2021, Xingqi Liu (“Plaintiff Liu”) filed a verified shareholder derivative action lawsuit purportedly on behalf of the Company against certain of our executive officers and the members of our board of directors captioned Liu v. Foley, et al., Case No. 1:21-cv-04687, in the United States District Court for the Eastern District of New York (the “Liu Action”). Plaintiff Liu alleges breaches of fiduciary duties and violations of Section 14(a) of the Securities and Exchange Act of 1934. Plaintiff Liu does not quantify any alleged damages in the complaint, but in addition to attorneys’ fees and costs, seeks reforms and improvements to the Company’s corporate governance and internal procedures to comply with applicable laws, shareholder input into policies and guidelines of the Board, to permit shareholders to appoint at least four members of the board of directors, to ensure the establishment of effective oversight of compliance with laws, rules, and regulations, and restitution from the individual defendants in the Liu Action. The Company is vigorously defending this litigation and will likely file a motion to dismiss the anticipated amended complaint.

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

The Board of Directors authorized the issuance of Class A common stock and Class B common stock, each with a par value of $0.000025 per share. As of June 30, 2021, there were 2,500,000,000 shares of Class A common stock and 2,500,000,000 shares of Class B common stock authorized and 270,855,356 shares of Class A common stock and 29,291,774 shares of Class B common stock outstanding.

Preferred Stock
Effective September 2019, the Board of Directors authorized the issuance of undesignated preferred stock, with a par value of $0.000025 per share. As of June 30, 2021, there were 50,000,000 shares of preferred stock authorized and zero shares of preferred stock outstanding.
15. Equity-Based Compensation
2019 Equity Incentive Plan
In August 2019, the Board of Directors adopted the 2019 Plan, which was subsequently approved by the Company’s stockholders in September 2019. The 2019 Plan serves as the successor to the 2015 Stock Plan (the "2015 Plan"). The 2015 Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. Any reserved shares not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2019 Plan became available for grant under the 2019 Plan and will be issued as Class A common stock. The number of shares reserved for issuance under the 2019 Plan will increase automatically on July 1 of each of 2020 through 2029 by the number of shares of the Company’s Class A common stock equal to 5% of the total outstanding shares of all of the Company’s classes of common stock as of each June 30 immediately preceding the date of increase, or a lesser amount as determined by the Board of Directors. On July 1, 2020, the number of shares of Class A common stock available for issuance under the 2019 Plan was automatically increased according to its terms by 14,401,954 shares. As of June 30, 2021, the number of shares of Class A common stock available for future award under the 2019 Plan is 49,545,873.

Stock Options
The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2020	66,818,860	$10.57	8.0	$3,153.6
Granted	4,863,406	$102.36
Exercised	(12,005,603)	$7.80		$1,216.6
Forfeited	(1,730,055)	$23.28
Outstanding — June 30, 2021	57,946,608	$18.47	7.3	$6,119.2
Vested and Exercisable— June 30, 2021	29,786,574	$8.38	6.5	$3,444.6

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested - June 30, 2020	39,674,590	$7.41
Granted	4,863,406	$43.76
Early exercised unvested	(59,430)	$3.17
Vested	(14,600,175)	$7.41
Forfeited or expired	(1,718,357)	$10.46
Unvested - June 30, 2021	28,160,034	$13.52
During the fiscal year ended June 30, 2021, 1,263,245 shares of common stock were issued upon cashless exercise of 1,888,570 options.

The aggregate intrinsic value of options outstanding and vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2021. The fair value of the common stock is the closing stock price of the Company's Class A common stock as reported on the Nasdaq Global Select Market. The aggregate intrinsic value of exercised options was $1,216.6 million, $274.0 million, and $40.2 million for the fiscal years ended June 30, 2021, 2020, and 2019, respectively

As part of the 2015 Plan and 2019 Plan (collectively, the "Plans"), the Company issued options to certain key management that vest upon the achievement of certain performance milestones. During the fiscal years ended June 30, 2021, 2020, and 2019, the Company recorded stock-based compensation expense related to the performance-based options of $0.6 million, $5.2 million, and $0.8 million, respectively.

For the fiscal years ended June 30, 2021, 2020, and 2019, the weighted-average grant date fair value per option was $43.76, $12.17, and $6.71, respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	Fiscal Year Ended June 30,
	2021	2020	2019
Weighted average risk-free interest rate	0.7%	1.1%	2.5%
Weighted average expected term (in years)	6.2	6.2	6.3
Weighted average expected volatility	43.5%	44.9%	45.0%
Expected dividend yield	—	—	—

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2020	616,113	$32.02
Granted	1,787,215	$104.89
Vested and converted to shares	(580,020)	$95.95
Cancelled	(37,362)	$99.63
Outstanding — June 30, 2021	1,785,946	$99.43

Employee Stock Purchase Plan
In August 2019, the Board of Directors adopted, and in September 2019, the ESPP, through which eligible employees may purchase shares of the Company's Class A common stock at a discount through accumulated payroll deductions. The ESPP became effective on the date the registration statement, in connection with the Company’s IPO, was declared effective by the SEC (the "Effective Date"). The number of shares of the Company's Class A common stock that will be available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2020, the number of shares of Class A common stock available for issuance under the ESPP was automatically increased according to its terms by 2,880,390 shares. As of June 30, 2021, a total of 7,860,684 shares of Class A common stock are available for sale to employees under the ESPP.

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

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods were as follows:

Fiscal Year Ended June 30, 2021
Weighted average risk-free interest rate	0.9%
Weighted average expected term (in years)	1.2
Weighted average expected volatility	62.1%
Expected dividend yield	—

The expected term assumptions were based on each offering period's respective purchase date. The expected volatility was derived from the blended average of historical stock volatilities of several unrelated public companies that the Company considers to be comparable to its business over a period equivalent to the expected terms of the stock options and the historical volatility of the Company's stock price. The risk-free rate assumptions were based on the U.S. treasury yield curve in effect at the time of the grants. The dividend yield assumption was zero as the Company has not historically paid any dividends and does not expect to declare or pay dividends in the foreseeable future.

During the fiscal years ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense associated with the ESPP of $9.5 million and $3.3 million, respectively.

In connection with the offering period which ended on August 31, 2020, employees purchased approximately 216,094 shares of Class A common stock at a weighted-average price of $23.73 under the ESPP. In connection with the offering period which ended February 28, 2021, employees purchased approximately 242,697 shares of Class A common stock at a weighted average price of $33.62 under the ESPP. As of June 30, 2021, total unrecognized compensation cost related to the ESPP was $15.7 million, which will be amortized over a weighted-average remaining period of 1.3 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in millions)
Cost of revenue
Connected Fitness Products	$12.6	$3.2	$0.3
Subscription	25.9	7.5	3.2
Total cost of revenue	38.5	$10.7	3.5
Sales and marketing	26.2	$15.3	8.4
General and administrative	102.1	$52.4	70.5
Research and development	27.2	$10.4	7.1
Total stock-based compensation expense	$194.0	$88.8	89.5

As of June 30, 2021, the Company had $520.1 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 3.1 years.
16. Concentration of Credit Risk and Major Customers and Vendors
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high-quality financial institutions, the compositions and maturities of which are regularly monitored by management.

For the fiscal years ended June 30, 2021, 2020, and 2019, there were no customers representing greater than 10% of the Company’s total revenue.

The Company's top two vendors accounted for approximately 46% of inventory purchased for the fiscal year ended June 30, 2021.

The Company’s top four vendors accounted for approximately 61% and 91% of inventory purchased for the fiscal years ended June 30, 2020 and 2019, respectively.

The Company procures components from a broad group of suppliers. Some of the products manufactured by the Company require one or more components that are available from only a single source.

17. Income Taxes
The components of loss before income taxes are as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in millions)
United States	$(120.0)	$(15.6)	$(164.4)
Foreign	(78.2)	(52.8)	(31.2)
Loss from operations before income taxes	$(198.2)	$(68.4)	$(195.6)

The components of income tax (benefit) expense are as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in millions)
Current:
Federal	$—	$—	$—
State	0.4	1.2	0.1
Foreign	11.5	3.0	0.3
	11.9	4.2	0.4
Deferred:
Federal	(14.1)	—	—
State	(3.2)	—	—
Foreign	(3.8)	(0.9)	(0.3)
	(21.1)	(0.9)	(0.3)
Total	$(9.2)	$3.3	$0.1

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
Federal income tax rate	21.0%	21.0%	21.0%
Permanent differences	(0.6)	(1.8)	(4.2)
Share based compensation	99.6	34.2	—
Return to provision	1.5	(3.8)	(0.4)
Effects of rates different than statutory	(1.3)	—	(0.3)
State and local income taxes, net of federal benefit	24.1	8.6	3.0
Franchise tax	—	(1.2)	—
Change in valuation allowance	(150.2)	(65.6)	(21.0)
Rate change	8.0	(0.5)	(0.4)
Federal credits	2.5	4.4	2.3
Other	—	(0.1)	—
Effective income tax rate	4.6%	(4.8)%	—%

The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2021 are due to the change in valuation allowance, share based compensation including excess tax benefits, state and international taxes. The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2020 were due to the change in valuation allowance and permanent differences related to stock compensation. The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2019 were due to the change in valuation allowance and permanent differences related to stock compensation.

On March 11, 2021, the American Rescue Plan was enacted, which extends the period companies can claim an Employee Retention Credit, expands the IRC Section 162(m) limit on deductions for publicly traded companies, and repeals the election that allows US affiliate groups to allocate interest expense on a worldwide basis, among other provisions. The Company reviewed the provisions of the new law and determined it has no material impact for the fiscal year ended June 30, 2021.

On December 21, 2020, Congress passed the Consolidated Appropriations Act, 2021. The act includes the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the COVID-related Tax Relief Act of 2020, both of which extend many credits and other COVID-19 relief, among other extensions. The Company evaluated the provisions of the Consolidated Appropriations Act, including but not limited to the Employee Retention Credit extension, the extension for the IRC Section 45S credit for paid family and medical leave, and the provision allowing a full deduction for certain business meals, and determined that there was no material impact for the fiscal year ended June 30, 2021.

On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law in the United States. The CARES Act and related notices include several significant provisions. The Company has utilized the Qualified Improvement Property “QIP” provision and has correctly filed an accounting method change to capture this, but has determined the CARES Act does not have a material impact on its financial results for the fiscal year ended June 30, 2021.

On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after

December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of foreign earnings, and numerous domestic and international-related provisions effective in 2018. The Company has estimated its provision for income taxes specifically related to the reduction of the federal corporate tax rate in accordance with TCJA and guidance available as of the date of this filing and as a result has recorded $18.0 million of income tax expense, which was offset by a corresponding adjustment for the same amount to the Company’s valuation allowance, for the fiscal year ended June 30, 2018.

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of GAAP in situations when a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of TCJA. For the fiscal year ended June 30, 2018, the Company recorded $18.0 million of the income tax expense in connection with the re-measurement of certain deferred tax assets and liabilities. As of June 30, 2019, the Company has completed the accounting for all the impacts of the Act with no material changes to the provisional estimate recorded in the prior period.

As of June 30, 2021 and June 30, 2020, the Company’s deferred tax assets were primarily the result of U.S. federal and state net operating losses (“NOLs”), accruals and reserves, non-qualified stock options, lease liability, §263A UNICAP, and research and development tax credits. A valuation allowance was maintained on the U.S. and U.K. gross deferred tax asset balances as of June 30, 2021 and 2020. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. The realization of deferred tax assets was based on the evaluation of current and estimated future profitability of the operations, reversal of deferred tax liabilities and the likelihood of utilizing tax credit and/or loss carryforwards. As of June 30, 2021 and June 30, 2020, the Company continued to maintain that it is not at the more likely than not standard, wherein deferred taxes will be realized in the United States and United Kingdom due to the recent history of losses and management’s expectation of continued tax losses.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended June 30,
	2021	2020
	(in millions)
Deferred tax assets:
Net operating loss	$337.9	$63.9
Accruals and reserves	45.3	13.7
R&D credit	16.1	9.2
Accrued legal and professional fees	3.3	5.3
Non-qualified stock options	39.6	20.8
Restricted stock options	10.9	2.5
Inventory capitalization	23.1	8.8
Lease liability	150.4	129.6
Deferred revenue	6.0	8.4
Other	2.4	1.1
Total deferred tax assets:	635.0	263.3
Valuation allowance	(413.8)	(128.5)
Deferred tax liabilities:
Prepaid Expenses	(7.8)	(3.1)
Property and equipment	(48.3)	(10.6)
Intangibles	(14.4)	(2.1)
Right-of-use assets	(125.7)	(116.4)
Convertible securities	(18.7)	—
Other	—	(1.0)
Total deferred tax liabilities:	(214.9)	(133.2)
Deferred tax assets, net	$6.3	$1.6

As of June 30, 2021 and 2020, the Company had federal NOLs of approximately $1,086.5 million and $191.1 million, respectively, of which $64.8 million will begin to expire in 2036 and the remainder will be carried forward indefinitely. The Company has undergone three ownership changes on November 30, 2015, April 18, 2017, and February 24, 2020 and its NOLs are subject to a Section 382 limitation. The total NOLs subject to a 382 limitation are $193.8 million as of June 30, 2021. The resulting Section 382 limitations are large enough to avail the Section 382 limited NOLs by June 30, 2022. Additionally, the Company acquired $16.5 million of NOLs through acquisition, all of which is subject to a 382 limitation. As of June 30, 2021 and 2020, the Company had state NOLs of approximately $706.2 million and $99.6 million, respectively, which will begin to expire at various dates beginning in 2021 if not utilized. As of June 30, 2021 and 2020, the Company had foreign NOLs of approximately $274.6 million and $94.2 million, respectively, generated from its operations in the United Kingdom, which will be carried forward indefinitely. As of June 30, 2021 and 2020, the Company had $16.1 million and $9.2 million, respectively, of U.S. research and development credit carryovers that will begin to expire in 2036.

As of June 30, 2021, the Company did not have material undistributed foreign earnings. The Company has not recorded a deferred tax liability for foreign withholding or other foreign local tax on the undistributed earnings from the Company’s international subsidiaries as such earnings are considered to be indefinitely reinvested.

The Company utilizes a two-step approach to recognize and measure unrecognized tax benefits. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within income tax expense (benefit) in the consolidated statements of operations and comprehensive income (loss).

At June 30, 2021 and 2020, the Company had $0.7 million and zero of unrecognized tax benefits, included as a component of income taxes payable within accrued expenses within the accompanying consolidated balance sheets, respectively. Approximately $0.5 million of the unrecognized tax benefit would impact the effective tax rate, if recognized. The Company has the following activity relating to unrecognized tax benefits:

	Fiscal Year Ended June 30,
	2021	2020
	(in millions)
Gross increase - acquired unrecognized tax benefits	$0.70	$—
Ending balance	$0.70	$—

Although it is possible that unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, we do not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

The Company is subject to taxation in the United States, various state and local jurisdictions, as well as foreign jurisdictions where the Company conducts business. Accordingly, on a continuing basis, the Company cooperates with taxing authorities for the various jurisdictions in which it conducts business to comply with audits and inquiries for tax periods that are open to examination. The tax years ended June 30, 2018 and later remain open to examination by tax authorities in the United States and United Kingdom.

18. Loss Per Share
The computation of loss per share is as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in millions, except share and per share amounts)
Basic loss per share:
Net loss	$(189.0)	$(71.6)	$(195.6)
Less: Premium on repurchase of convertible preferred stock	—	—	(50.1)
Net loss attributable to common stockholders	$(189.0)	$(71.6)	$(245.7)
Shares used in computation:
Weighted-average common shares outstanding	293,892,643	220,952,237	22,911,764
Basic loss per share	$(0.64)	$(0.32)	$(10.72)

Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Fiscal Year Ended June 30,
	2021	2020	2019
Employee stock options	54,076,445	41,476,591	20,609,654
Restricted stock units and awards	546,687	41,855	—
Shares estimated to be purchased under ESPP	363,741	66,019	—
Warrants	—	—	234,527
Redeemable convertible preferred stock	—	—	210,640,629

The Company expects to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. The conversion option will have a dilutive impact on net loss per share of common stock when the average market price per share of the Company's Class A common stock for a given period exceeds the conversion price of the Notes of $239.23 per share. During the fiscal year ended June 30, 2021, the weighted average price per share of the Company's Class A common stock was below the conversion price of the Notes.

The denominator for basic loss per share does not include any effect from the Capped Call Transactions the Company entered into concurrently with the issuance of the Notes as this effect would be anti-dilutive. In the event of conversion of the Notes, if shares are delivered to the Company under the Capped Call Transactions, they will offset the dilutive effect of the shares that the Company would issue under the Notes.
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

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in millions)
Connected Fitness Products:
Revenue	$3,149.7	$1,462.2	$733.9
Cost of revenue	2,239.3	833.5	427.8
Gross profit	$910.3	$628.8	$306.2
Subscription:
Revenue	$872.2	$363.7	$181.1
Cost of revenue	330.5	155.7	103.7
Gross profit	$541.7	$208.0	$77.4
Consolidated:
Revenue	$4,021.8	$1,825.9	$915.0
Cost of revenue	2,569.8	989.1	531.4
Gross profit	$1,452.0	$836.7	$383.6

Reconciliation of Gross Profit

Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable Segment Gross Profit to consolidated (loss) income before tax is as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in millions)
Segment Gross Profit	$1,452.0	$836.7	$383.6
Sales and marketing	(729.7)	(477.0)	(324.0)
General and administrative	(662.4)	(351.6)	(207.0)
Research and development	(247.8)	(89.0)	(54.8)
Total other (expense) income, net	(10.4)	12.4	6.7
Loss before provision for income taxes	$(198.2)	$(68.4)	$(195.6)

20. Quarterly Financial Data (unaudited)

Selected summarized quarterly financial information for the fiscal years ended June 30, 2021 and 2020 was as follows:

	Year ended	Three months ended
	Jun. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020
	(in millions)
Revenue	$4,021.8	$936.9	$1,262.3	$1,064.8	$757.9
Gross profit	1,452.0	253.6	444.9	424.8	328.7
(Loss) income from operations (1)	(187.8)	(301.7)	(13.7)	58.8	68.9
Net (loss) income	$(189.0)	$(313.2)	$(8.6)	$63.6	$69.3
Net (loss) income per share attributable to common stockholders, basic (2)	$(0.64)	$(1.05)	$(0.03)	$0.22	$0.24
Net (loss) income per share attributable to common stockholders, diluted (2)	$(0.64)	$(1.05)	$(0.03)	$0.18	$0.20
___________________
(1)(Loss) from operations for the three months ended June 30, 2021 reflects a $100.0 million unfavorable impact relating to Tread and Tread+ product recalls.
(2) The sum of the (loss) income per share for the four quarters may differ from annual (loss) income per share due to the required method of computing the weighted average shares in interim periods.

	Year ended	Three months ended
	Jun. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019
	(in millions)
Revenue	$1,825.9	$607.1	$524.6	$466.3	$228.0
Gross profit	836.7	288.8	245.8	197.1	105.1
Income (loss) from operations (1)	(80.8)	90.0	(58.4)	(61.5)	(50.9)
Net income (loss)	$(71.6)	$89.1	$(55.6)	$(55.4)	$(49.8)
Net income (loss) per share attributable to common stockholders, basic (2)	$(0.32)	$0.31	$(0.20)	$(0.20)	$(1.29)
Net income (loss) per share attributable to common stockholders, diluted (2)	$(0.32)	$0.27	$(0.20)	$(0.20)	$(1.29)
____________________
(1) Net income from operations for the three months ended June 30, 2020, reflects strong demand due to the ongoing COVID-19 pandemic coupled with the pause on the majority of marketing spend.
(2) The sum of the (loss) income per share for the four quarters may differ from annual (loss) income per share due to the required method of computing the weighted average shares in interim periods.
21. Subsequent Events
Peloton Output Park
On May 24, 2021, the Company announced its plans to build a state-of-the-art manufacturing facility, in Troy Township, Ohio, leveraging high-volume, efficient production across our multiple product lines. On July 26, 2021, the Company purchased approximately 223 acres of land for approximately $6.2 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. As described below, we identified a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021. As permitted by related SEC staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Precor, Inc. was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021. Precor, Inc., which we acquired in April 2021, represented approximately 12% and 2% of our total assets and revenues, respectively, as of and for the fiscal year ended June 30, 2021.

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of Precor, Inc. Precor, Inc. represented approximately 12% and 2% of Peloton's total assets and revenues, respectively, as of and for the fiscal year ended June 30, 2021. Management identified the material weakness in internal control over financial reporting described below.

Solely as a result of this material weakness, management has concluded that our internal control over financial reporting was not effective as of June 30, 2021. The material weakness did not result in any identified material misstatements in the current period consolidated financial statements, nor in any restatements of consolidated financial statements previously reported by us, and there were no changes in previously released financial results. We have begun to develop remediation plans for the material weakness, described below.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, and as part of the audit, has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of June 30, 2021, which is included in Item 8 of this Annual Report on Form 10-K.

Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management has concluded that a material weakness existed as of June 30, 2021 with respect to identification and valuation of inventory:

•Controls were not effectively designed, documented, and maintained to verify that the existence of all inventories subject to physical inventory counts were correctly counted, and our process for compiling and communicating inventory data to ensure accurate reporting in our financial statements was not effective, including inadequate verification for completeness and accuracy of key reports used to review and monitor inventory balances.

This material weakness did not result in any material misstatement in our financial statements or disclosures. Based on additional procedures and post-closing review, management concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.

In order to remediate this material weakness, we are implementing the following measures:

•Evaluating the effectiveness of our current cycle count program and controls, including IT general controls over systems facilitating cycle counts, to automate inventory count and reporting.
•Implementing a global inventory count policy and standard operating procedures to ensure consistent communication of the inventory count process and adherence to these policies at facilities managed by us and third party logistics service providers.
•Providing training of standard operating procedures and internal controls to key stakeholders within the supply chain, logistics, and inventory processes.
•Implementing enhanced documentation associated with management review controls and validation of the completeness and accuracy of key reports used across the inventory process.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. After June 30, 2021, we began the remediation steps described above.

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
Report of Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm that audited the consolidated financial statements, has issued an audit report on our internal control over financial reporting as of June 30, 2021, which is included in Item 8 of this Annual Report on Form 10-K.
Item 9B.    Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2021, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2021, and is incorporated herein by reference.

Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2021, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2021, and is incorporated herein by reference.

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

3.Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
2.1	Stock and Asset Purchase Agreement, dated December 21, 2020, by and between Peloton Interactive, Inc. and Amer Sports Corporation	10-Q	001-39058	2.1	02/04/2021
3.1	Restated Certificate of Incorporation	10-Q	001-39058	3.1	11/06/2019
3.2	Amended and Restated Bylaws	8-K	001-39058	3.1	04/27/2020
4.1	Form of Class A common stock certificate	S-1/A	333-233482	4.1	09/10/2019
4.2	Fourth Amended and Restated Investors’ Rights Agreement by and between the Registrant and certain security holders of the Registrant, dated April 5, 2019	S-1	333-233482	4.2	08/27/2019
4.3	Indenture, dated as of February 11, 2021, between the Registrant and U.S. Bank National Association, as trustee	8-K	001-39058	4.1	02/11/2021
4.4	Form of 0.00% Convertible Senior Notes due 2026 (included in Exhibit 4.1)	8-K	001-39058	4.2	02/11/2021
4.5	Description of Class A Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-39058	4.3	09/11/2020
10.1	Form of Indemnification Agreement by and between Peloton and each of its directors and executive officers.	S-1	333-233482	10.1	08/27/2019
10.2†	2015 Stock Plan and forms of award agreements thereunder	S-1	333-233482	10.2	08/27/2019
10.3†	2019 Equity Incentive Plan and forms of award agreements thereunder	S-1/A	333-233482	10.3	09/10/2019

10.4†	2019 Employee Stock Purchase Plan and form of subscription agreement thereunder	S-8	333-233941	4.8	09/26/2019
10.5†	Offer Letter by and between John Foley and the Registrant, dated September 9, 2029	S-1/A	333-233482	10.5	09/10/2019
10.6†	Offer Letter by and between William Lynch and the Registrant, dated January 28, 2017	S-1/A	333-233482	10.6	09/10/2019
10.7†	Offer Letter by and between Jill Woodworth and the Registrant, dated December 8, 2017	S-1/A	333-233482	10.7	09/10/2019
10.8†	Offer Letter by and between Thomas Cortese and the Registrant, dated February 6, 2017	10-K	001-39058	10.8	09/11/2020
10.9†	Severance and Change in Control Plan and form of participation agreement thereunder	10-K	001-39058	10.9	09/11/2020
10.10	Agreement of Lease by and between the Registrant and Maple West 25th Owner, LLC, dated November 11, 2015, as amended.	S-1/A	333-233482	10.9	09/10/2019
10.11	Agreement of Lease by and between the Registrant and CBP 441 Ninth Avenue Owner LLC, dated November 16, 2018.	S-1/A	333-233482	10.10	09/10/2019
10.12	Amended and Restated Loan and Security Agreement by and between the Registrant and the Lenders party thereto, JP Morgan Chase Bank, Bank of America, N.A., Barclays Bank PLC, Goldman Sachs Lending Partners LLC, and Silicon Valley Bank, dated June 20, 2019.	S-1	333-233482	10.11	08/27/2019
10.13	Form of Base Capped Call Transaction Confirmation	8-K	001-39058	10.1	02/11/2021
10.14	Form of Additional Capped Call Transaction Confirmation	8-K	001-39058	10.2	02/11/2021
10.15	First Amendment to the Amended and Restated Revolving Credit Agreement, dated as of February 8, 2021, by and among the Registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	001-39058	10.3	02/11/2021
10.16	Joinder Agreement, by and between the Registrant, Citibank, N.A., and JPMorgan Chase Bank, N.A., dated March 18, 2021	10-Q	001-39058	10.4	05/07/2021
21.1	List of Subsidiaries	S-1	333-233482	21.1	08/27/2019
23.1	Consent of Ernst & Young LLP, Independent registered public accounting firm					X

24.1	Power of Attorney (reference is made to the signature page thereto)	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	X

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

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PELOTON INTERACTIVE, INC.
Date: August 26, 2021	By:	/s/ John Foley
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

Signature		Title	Date

By:	/s/ John Foley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	August 26, 2021
John Foley

By:	/s/ Jill Woodworth	Chief Financial Officer (Principal Financial Officer)	August 26, 2021
Jill Woodworth

By:	/s/ Allen Klingsick	Chief Accounting Officer (Principal Accounting Officer)	August 26, 2021
Allen Klingsick

By:	/s/ Erik Blachford	Director	August 26, 2021
Erik Blachford

By:	/s/ Karen Boone	Director	August 26, 2021
Karen Boone

By:	/s/ Jon Callaghan	Director	August 26, 2021
Jon Callaghan

By:	/s/ Howard Draft	Director	August 26, 2021
Howard Draft

By:	/s/ Jay Hoag	Director	August 26, 2021
Jay Hoag

By:	/s/ William Lynch	Director	August 26, 2021
William Lynch

By:	/s/ Pamela Thomas-Graham	Director	August 26, 2021
Pamela Thomas-Graham