Form 10-Q
period 2021-09-30
PELOTON INTERACTIVE, INC.
filed 2021-11-05
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of October 29, 2021, the number of shares of the registrant's Class A common stock outstanding was 274,171,534 and the number of shares of the registrant's Class B common stock outstanding was 28,852,658.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, Adjusted EBITDA, operating expenses, including changes in sales and marketing, general and administrative expenses (including any components of the foregoing), and research and development expenses, and our ability to achieve and maintain future profitability;

•our business plan and our ability to effectively manage our growth;

•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;

•our international expansion plans and ability to continue to expand internationally;

•anticipated release dates for new Connected Fitness Products and services and market acceptances of such products and services;

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

•the expected benefits of the acquisition of Precor Incorporated, a Delaware corporation ("Precor") or any business we may acquire in the future;

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions and other factors that could cause actual results to differ materially from those stated, including those described in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, as such factors may be updated in our filings with the Securities and Exchange Commission, ("the SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In particular, the impact of the current COVID-19 pandemic on economic conditions and the fitness industry in general and our financial position and operating results in particular have been material, are changing rapidly, and cannot be predicted.

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

You should read this Quarterly Report on Form 10-Q, and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

In this Quarterly Report on Form 10-Q, the words "we," "us," "our," and "Peloton" refer to Peloton Interactive, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our Class A common stock. Some of the principal risks and uncertainties include the following:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	September 30,	June 30,
	2021	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$612.6	$1,134.8
Marketable securities	311.6	472.0
Accounts receivable, net	81.1	71.4
Inventories, net	1,269.2	937.1
Prepaid expenses and other current assets	280.7	202.8
Total current assets	2,555.1	2,818.1
Property and equipment, net	682.2	591.9
Intangible assets, net	238.1	247.9
Goodwill	212.7	210.1
Restricted cash	0.9	0.9
Operating lease right-of-use assets, net	684.3	580.1
Other assets	41.3	36.7
Total assets	$4,414.5	$4,485.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,012.8	$989.1
Customer deposits and deferred revenue	205.2	164.8
Operating lease liabilities, current	70.5	61.9
Other current liabilities	15.2	27.2
Total current liabilities	1,303.7	1,243.0
Convertible senior notes, net	838.2	829.8
Operating lease liabilities, non-current	726.3	620.4
Other non-current liabilities	39.5	38.3
Total liabilities	2,907.6	2,731.5
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 Class A shares authorized, 273,978,403 and 270,855,356 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively; 2,500,000,000 and 2,500,000,000 Class B shares authorized, 28,785,575 and 29,291,774 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively.	—	—
Additional paid-in capital	2,748.6	2,618.9
Accumulated other comprehensive income	17.1	18.2
Accumulated deficit	(1,258.8)	(883.0)
Total stockholders’ equity	1,506.9	1,754.1
Total liabilities and stockholders’ equity	$4,414.5	$4,485.6
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended September 30,
	2021	2020
Revenue:
Connected Fitness Products	$501.0	$601.4
Subscription	304.1	156.5
Total revenue	805.2	757.9
Cost of revenue:
Connected Fitness Products	441.0	364.2
Subscription	101.4	65.0
Total cost of revenue	542.5	429.2
Gross profit	262.7	328.7
Operating expenses:
Sales and marketing	284.3	114.6
General and administrative	240.3	108.6
Research and development	97.7	36.6
Total operating expenses	622.4	259.8
(Loss) income from operations	(359.7)	68.9
Other (expense) income, net:
Interest expense	(8.6)	(0.4)
Interest income	0.6	2.8
Foreign exchange losses	(5.2)	(0.9)
Other (expense) income, net	(0.7)	0.2
Total other (expense) income, net	(13.9)	1.7
(Loss) income before provision for income taxes	(373.6)	70.6
Income tax expense	2.4	1.3
Net (loss) income	$(376.0)	$69.3
Net (loss) income attributable to Class A and Class B common stockholders	$(376.0)	$69.3
Net (loss) income per share attributable to common stockholders, basic	$(1.25)	$0.24
Net (loss) income per share attributable to common stockholders, diluted	$(1.25)	$0.20
Weighted-average Class A and Class B common shares outstanding, basic	301,161,474	288,719,834
Weighted-average Class A and Class B common shares outstanding, diluted	301,161,474	342,101,984
Other comprehensive (loss) income:
Net unrealized losses on marketable securities	$(0.2)	$(1.3)
Change in foreign currency translation adjustment	0.2	3.9
Net unrealized loss on hedging derivatives	(1.0)	—
Total other comprehensive (loss) income	(1.1)	2.6
Comprehensive (loss) income	$(377.1)	$71.9
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(376.0)	$69.3
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	28.1	11.4
Stock-based compensation expense	52.9	29.6
Non-cash operating lease expense	19.2	13.3
Amortization of premium from marketable securities	2.5	1.7
Amortization of debt discount and issuance costs	8.5	0.1
Impairment of long-lived assets	0.6	1.3
Net foreign currency adjustments	5.2	—
Changes in operating assets and liabilities:
Accounts receivable	(9.8)	(15.0)
Inventories	(332.4)	(118.0)
Prepaid expenses and other current assets	(40.4)	(18.2)
Other assets	(8.4)	5.9
Accounts payable and accrued expenses	56.0	156.4
Customer deposits and deferred revenue	40.6	157.4
Operating lease liabilities, net	(9.0)	11.3
Other liabilities	1.3	5.5
Net cash (used in) provided by operating activities	(561.0)	312.1
Cash Flows from Investing Activities:
Maturities of marketable securities	120.3	124.5
Purchases of property and equipment	(87.2)	(49.2)
Internal-use software costs and other	(3.8)	(12.9)
Net cash provided by investing activities	29.3	62.4
Cash Flows from Financing Activities:
Proceeds from employee stock purchase plan withholdings	6.2	3.3
Proceeds from exercise of stock options	23.8	15.4
Principal repayments of finance leases	(0.5)	—
Net cash provided by financing activities	29.6	18.8
Effect of exchange rate changes	(20.1)	1.7
Net change in cash, cash equivalents, and restricted cash	(522.2)	395.0
Cash, cash equivalents and restricted cash — Beginning of period	1,135.7	1,037.0
Cash, cash equivalents and restricted cash — End of period	$613.5	$1,432.0
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0.3	$0.3
Cash paid for income taxes	$1.9	$0.5
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Property and equipment accrued but unpaid	$66.4	$19.6
Stock-based compensation capitalized for software development costs	$2.5	$0.7
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance – June 30, 2020	288.1	$—	$2,361.8	$10.1	$(693.9)	$1,678.0
Activity related to stock-based compensation	3.5	—	45.9	—	—	45.9
Issuance of common stock under employee stock purchase plan	0.2	—	5.1	—	—	5.1
Other comprehensive income	—	—	—	2.6	—	2.6
Net income	—	—	—	—	69.3	69.3
Balance – September 30, 2020	291.8	$—	$2,412.9	$12.7	$(624.6)	$1,801.0

Balance - June 30, 2021	300.1	$—	$2,618.9	$18.2	$(883.0)	$1,754.1
Activity related to stock-based compensation	2.3	$—	118.0	—	—	118.0
Issuance of common stock under employee stock purchase plan	0.3	—	11.7	—	—	11.7
Other comprehensive loss	—	—	—	(1.1)	—	(1.1)
Net loss	—	—	—	—	(376.0)	(376.0)
Balance - September 30, 2021	302.8	$—	$2,748.6	$17.1	$(1,258.8)	$1,506.9

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
Basis of Presentation and Consolidation
The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed consolidated balance sheet as of June 30, 2021, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 27, 2021 (the "Form 10-K"). However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows, and the changes in equity for the interim periods. The results for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2022, or any other period.
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
Except as described elsewhere in Note 2 of the notes to the condensed consolidated financial statements in the section titled "—Recently Issued Accounting Pronouncements" in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to the Company's significant accounting policies as described in the Form 10-K.

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
Derivative Instruments and Hedging Activities
Our Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of foreign currency exchange risk. As required by ASC 815, the Company records all derivatives on the balance sheet at fair value in the following line items: Prepaid expenses and other current assets; and Other current liabilities.
The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company does not currently have fair value or net investment hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.
In addition to our derivatives where we apply hedge accounting, the Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. The Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
The Company evaluates its convertible instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company's financial statements in accordance with the criteria under ASC 815-15. As of September 30, 2021, the Company did not have any material derivative contracts or contracts with material embedded derivative features requiring bifurcation.
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
ASU 2020-06
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The guidance will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock, thereby limiting the accounting results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Upon adoption, the Company expects a decrease to Additional paid-in capital to remove the equity component separately recorded for the conversion features associated with the Notes (as defined in Note 8), an increase in the carrying value of its Notes to reflect the full principal amount of the Notes outstanding net of issuance costs, and an increase to Accumulated deficit. The Company expects the adoption of this standard to reduce its reported Interest expense.
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
Connected Fitness Products
Connected Fitness Products include the Company’s portfolio of Connected Fitness Products and related accessories, Precor branded fitness products, delivery and installation services, Peloton branded apparel, extended warranty agreements, and commercial service contracts. The Company recognizes Connected Fitness Product revenue net of sales returns and discounts when the product has been delivered to the customer, except for extended warranty revenue which is recognized over the warranty period and service revenue which is recognized over the term of the service contract. The Company allows customers to return Peloton branded Connected Fitness Products within thirty days of purchase, as stated in its return policy.

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

Amounts paid for subscription fees are included within Customer deposits and deferred revenue on the Company's condensed consolidated balance sheets and recognized ratably over the subscription term. The Company records payment processing fees for its monthly subscription charges within cost of subscription revenue in the Company's condensed consolidated statements of operations and comprehensive (loss) income.

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
Activity related to the Company's accrual for our estimated future product warranty obligation was as follows:

	Three Months Ended September 30,
	2021	2020
	(in millions)
Balance at beginning of period	$51.5	$34.2
Provision for warranty accrual	7.3	10.7
Warranty claims	(14.4)	(6.3)
Balance at end of period	$44.4	$38.6
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

The Company's revenue disaggregated by geographic region, were as follows:

	Three Months Ended September 30,
	2021	2020
	(in millions)
North America	$728.8	$721.9
International	76.4	36.0
Total revenue	$805.2	$757.9

The Company's revenue attributable to the United States was $696.1 million and $702.3 million or 86% and 93% of total revenue for the three months ended September 30, 2021 and 2020, respectively.

Customer Deposits and Deferred Revenue
As of September 30, 2021 and June 30, 2021, customer deposits of $128.2 million and $92.2 million, respectively, and deferred revenue of $77.1 million and $72.6 million, respectively, were included in customer deposits and deferred revenue on the Company's condensed consolidated balance sheets.
In the three months ended September 30, 2021 and 2020, the Company recognized revenue of $72.6 million and $22.1 million, respectively, that was included in the deferred revenue balance as of June 30, 2021 and 2020, respectively.

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.
4. Investments in Marketable Securities
The following table summarizes the Company's investments in marketable securities:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate bonds	$264.0	$0.1	$—	$264.1
U.S. treasury securities	64.6	0.1	—	64.7
Commercial paper	35.8	—	—	35.8
Supranational securities	30.9	—	—	30.9
Certificate of deposits	2.9	—	—	2.9
	$398.2	$0.2	$—	$398.4
Less: Restricted marketable securities (1)				$86.9
Total marketable securities				$311.6
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
5. Fair Value Measurements
The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Marketable securities	$398.4	$—	$—	$398.4
Deferred compensation plan held in a rabbi trust	2.9	—	—	2.9
Total	$401.4	$—	$—	$401.4

Liabilities
Other current liabilities:
Contingent consideration	$—	$—	$2.5	$2.5
Deferred compensation accrual rabbi trust	$2.9	$—	$—	$2.9
Other non-current liabilities:
Contingent consideration	—	—	2.3	2.3
Total	$2.9	$—	$4.8	$7.7
All investments classified as available-for-sale are recorded at fair value within marketable securities in the condensed consolidated balance sheets. The Company’s investments classified as Level 1 are based on quoted prices that are available in active markets.
The contingent consideration represents the estimated fair value of cash consideration payable in connection with an acquisition that is contingent upon the achievement of various performance milestones. The Company estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant's view of risk associated with the obligation, which are considered to be Level 3 inputs. The fair value of the contingent consideration arrangement is sensitive to changes in the expected achievement of the applicable milestones and changes in discount rate. The Company remeasures the fair value of the contingent consideration arrangement each reporting period, including the accretion of the discount, if applicable, and changes are recognized in general and administrative expense in the condensed consolidated statements of operations and comprehensive (loss) income.
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
Fair Value Measurements of Other Financial Instruments
The following table presents the estimated fair values of the Company's financial instruments that are not recorded at fair value on the condensed consolidated balance sheets:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Convertible Senior Notes	$—	$882.5	$—	$882.5
The fair value of the 0% Convertible Senior Notes due February 15, 2026 (the "Notes") is determined based on the closing price on the last trading day of the reporting period.
6. Inventory
Inventories were as follows:

	September 30, 2021	June 30, 2021
	(in millions)
Raw materials	$105.2	$109.8
Work-in-process	8.5	7.9
Finished products(1)	1,232.9	879.5
Total inventories	1,346.6	997.2
Less: Reserves	(77.4)	(60.1)
Total inventories, net	$1,269.2	$937.1
_________________________
(1) Includes $358.3 million and $249.9 million of inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of September 30, 2021 and June 30, 2021, respectively.
7. Acquisitions

Business Combination
Precor Incorporated

On April 1, 2021, the Company acquired the Precor business, which consisted of 15 legal entities ("Precor") from Amer Sports Corporation ("Amer") for a purchase price of approximately $412.0 million, net of cash acquired, which was paid in cash. During the three months ended September 30, 2021, the purchase consideration was reduced by $2.9 million associated with working capital adjustments, resulting in a revised purchase price of $409.2 million. Upon completion of the transaction, Precor became wholly owned subsidiaries of the Company.
During the fourth quarter of fiscal 2021, the Company completed a preliminary analysis to determine the fair values of the assets acquired and liabilities assumed and the amounts recorded reflected management's initial assessment of fair value as of the closing date. Based on additional information obtained to date, the Company refined its initial assessment of fair value and, as a result, recognized the following adjustments to the Company's preliminary purchase price allocation during the first quarter of fiscal 2022: Inventory decreased $4.0 million, Intangible assets, net increased $1.0 million, and deferred tax liability increased $3.4 million. The adjustments resulted in a corresponding increase to Goodwill of $3.5 million, of which $3.4 million relates to the deferred tax liability and $0.1 million relates to the updated fair value assessment. The adjustments did not result in a material impact on the financial results of prior periods.
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

8. Debt
Convertible Notes and the Indenture
In February 2021, the Company issued $1.0 billion aggregate principal amount of the Notes in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $125.0 million. The Notes were issued pursuant to an Indenture (the "Indenture") between the Company and U.S. Bank National Association, as trustee. The Notes are senior unsecured obligations of the Company and do not bear regular interest, and the principal amount of the Notes does not accrete. The net proceeds from this offering were approximately $977.2 million, after deducting the initial purchasers' discounts and commissions and the Company's offering expenses.

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

The Notes will mature on February 15, 2026, unless earlier converted, redeemed, or repurchased. The Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events in the future.

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

The net carrying amount of the liability component of the Notes was as follows:

September 30, 2021
(in millions)
Principal	$1,000.0
Unamortized debt discount	(144.7)
Unamortized debt issuance costs	(17.0)
Net carrying amount	$838.2

The following table sets forth the interest expense recognized related to the Notes:

September 30, 2021
(in millions)
Amortization of debt discount	$7.6
Amortization of debt issuance costs	$0.8
Total interest expense related to the Notes	$8.4

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

During each of the three months ended September 30, 2021 and 2020, the Company incurred total commitment fees of $0.3 million, which are included in interest expense in the condensed consolidated statements of operations and comprehensive (loss) income.

The outstanding balance, if any, is payable in full in June 2024. As of September 30, 2021, the Company has not drawn on the credit facility and did not have outstanding borrowings under the Amended Credit Agreement.
In connection with the execution of the Amended Credit Agreement, the Company incurred debt issuance costs of $0.9 million, which are capitalized and presented as other assets on the Company's condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Amended Credit Agreement.
The Company has the option to repay its borrowings under the Amended Credit Agreement without premium or penalty prior to maturity. The Amended Credit Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that include limitations on the Company's ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare cash dividends in the entirety or make certain other distributions, and undergo a merger or consolidation or certain other transactions. The Amended Credit Agreement also contains certain financial condition covenants, including maintaining a total level of liquidity of not less than $125.0 million and maintaining certain minimum total revenue ranging from $725.0 million to $1,985.0 million depending on the applicable date of determination. As of September 30, 2021, the Company was in compliance with the covenants under the Amended Credit Agreement. At September 30, 2021, the Company was contingently liable for approximately $4.8 million in standby letters of credit as security for an operating lease obligation.

9. Commitments and Contingencies
The Company is subject to minimum guarantee royalty payments associated under certain music license agreements.

The following represents the Company's minimum annual guarantee payments under music license agreements for the next three years as of September 30, 2021:

Future Minimum Payments
Fiscal Year	(in millions)
2022 (remaining)	$11.0
2023	32.5
2024	24.7
2025	6.0
Total	$74.3

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

Prior to the execution of go-forward music license agreements, the Company estimates and records expenses inclusive of estimated content costs for past use as well as normal and recurring music royalty expenses. The Company includes both of these components in its reserve. As of September 30, 2021 and 2020, the Company recorded reserves of $10.8 million and $24.5 million, respectively, included in Accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Product Recall Reserves
On May 5, 2021, the Company announced separate, voluntary recalls of its Tread+ and Tread products in collaboration with the U.S. Consumer Product Safety Commission ("CPSC") and halted sales of these products to work on product enhancements. As a result of these recalls, the Company accrued for a reduction to Connected Fitness Products revenue for actual and estimated future returns of $11.4 million for the three months ended September 30, 2021, and a return reserve of $31.1 million is included within Accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets related to the impacts of the recall. The estimated returns reserve is primarily based on historical and expected product returns. The Company recorded costs associated with logistic costs of $0.5 million in Connected Fitness products Cost of revenue.

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
In addition, on April 29, 2021, Ashley Wilson filed a putative securities class action lawsuit against the Company and certain of its officers, captioned Wilson v. Peloton Interactive, Inc., et al., Case No. 1:21-cv-02369-CBA-PK, in the United States District Court for the Eastern District of New York, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between September 11, 2020 and April 16, 2021 (the "Wilson Action"). Plaintiff Wilson amended her lawsuit on May 6, 2021 to expand the purported class to those who purchased or acquired our common stock between September 11, 2020 and May 5, 2021. On May 24, 2021, Leigh Drori filed a related putative securities class action lawsuit, captioned Drori v. Peloton Interactive, Inc., et al., Case No. 1:21-cv-02925-CBA-PK, also in the United States District Court for the Eastern District of New York (the “Drori Action”). The complaints in the Wilson and Drori Actions allege that the Defendants made false and/or misleading statements in violations of Sections 10(b) and 20(a) of the Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder. Plaintiffs Wilson and Drori do not quantify any damages in their complaints but, in addition to attorneys' fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired our stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On June 28, 2021, several purported shareholders filed motions to consolidate the Wilson and Drori Actions and to be appointed lead plaintiff in the consolidated action. On October 26, 2021, the magistrate judge issued a report and recommendation to consolidate the actions and to appoint

Richard Neswick as lead plaintiff. After the court appoints a lead plaintiff and lead counsel, the parties will negotiate and submit a proposed schedule for lead plaintiff to file a consolidated amended complaint, and for defendants to file a motion to dismiss.

On May 20, 2021, Alan Chu filed a verified shareholder derivative action lawsuit purportedly on behalf of the Company against certain of the Company’s executive officers and the members of the board of directors, captioned Chu v. Foley, et al., Case No. 1:21-cv-02862, in the United States District Court for the Eastern District of New York (the “Chu Action”). Plaintiff Chu alleges breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Securities and Exchange Act of 1934, as well as a claim for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against the Company’s Chief Executive Officer and Chief Financial Officer. On August 13, 2021 and August 19, 2021, two related verified shareholder derivative complaints were filed, captioned Genack v. Foley, et al., Case No. 1:21-cv-04583 and Liu v. Foley, et al., Case No. 1:21-cv-04687, also purportedly on behalf of the Company, in the United States District Court for the Eastern District of New York. On October 13, 2021, the parties in the three putative derivative actions filed a stipulation seeking to consolidate the actions, and agreeing to a schedule for plaintiffs to file motions to be appointed lead plaintiff. On October 26, 2021, the court entered the stipulation consolidating the actions, and lead-plaintiff motions are due on November 26, 2011.

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
10. Equity-Based Compensation
2019 Equity Incentive Plan
In August 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (the "2019 Plan"), which was subsequently approved by the Company’s stockholders in September 2019. The 2019 Plan serves as the successor to the 2015 Stock Plan (the "2015 Plan"). The 2015 Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. Any reserved shares not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2019 Plan became available for grant under the 2019 Plan and will be issued as Class A common stock. The number of shares reserved for issuance under the 2019 Plan will increase automatically on July 1 of each of 2020 through 2029 by the number of shares of the Company’s Class A common stock equal to 5% of the total outstanding shares of all of the Company’s classes of common stock as of each June 30 immediately preceding the date of increase, or a lesser amount as determined by the Board of Directors. On July 1, 2021, the number of shares of Class A common stock available for issuance under the 2019 Plan was automatically increased according to its terms by 15,007,356 shares. As of September 30, 2021, 59,833,906 shares of Class A common stock are available for future award under the 2019 Plan.

Stock Options
The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2021	57,946,608	$18.47	7.3	$6,119.2
Granted	2,970,995	$102.08
Exercised	(1,847,132)	$11.36		$176.4
Forfeited	(338,671)	$50.04
Outstanding — September 30, 2021	58,731,800	$22.74	7.2	$3,904.2
Vested and Exercisable— September 30, 2021	31,270,776	$9.42	6.3	$2,436.1

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested - June 30, 2021	28,160,034	$13.52
Granted	2,970,995	$45.45
Early exercised unvested	(1,834)	$4.22
Vested	(3,325,589)	$9.63
Forfeited or expired	(342,582)	$22.03
Unvested - September 30, 2021	27,461,024	$17.34

The aggregate intrinsic value of options outstanding and vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2021. The fair value of the common stock is the closing stock price of the Company's Class A common stock as reported on the Nasdaq Global Select Market. The aggregate intrinsic value of exercised options was $176.4 million and $257.1 million for the three months ended September 30, 2021 and 2020, respectively

For the three months ended September 30, 2021 and 2020, the weighted-average grant date fair value per option was $45.45 and $33.43, respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

Three Months Ended September 30, 2021
Weighted average risk-free interest rate(1)	0.9%
Weighted average expected term (in years)	6.1
Weighted average expected volatility(2)	45.9%
Expected dividend yield	—
____________________________
(1) Based on U.S. Treasury yield curve in effect at the time of grant.
(2) Expected volatility is based on a blended average of average historical stock volatilities of several peer companies over the expected term of the stock options, historical volatility of the Company's stock price, and implied stock price volatility derived from the price of exchange traded options on the Company's stock.

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2021	1,785,946	$99.43
Granted	2,148,325	$102.53
Vested and converted to shares	(443,979)	$98.67
Cancelled	(63,400)	$109.42
Outstanding — September 30, 2021	3,426,892	$101.29

Employee Stock Purchase Plan
In August 2019, the Board of Directors adopted, and in September 2019, the Company's stockholders approved, the 2019 Employee Stock Purchase Plan ("ESPP"), through which eligible employees may purchase shares of the Company's Class A common stock at a discount through accumulated payroll deductions. The ESPP became effective on the date the registration statement, in connection with the Company’s IPO, was declared effective by the SEC (the "Effective Date"). The number of shares of the Company's Class A common stock that will be available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2021, the number of shares of Class A common stock available for issuance under the ESPP was automatically increased according to its terms by 3,001,471 shares. As of September 30, 2021, a total of 10,568,799 shares of Class A common stock were available for sale to employees under the ESPP.

Unless otherwise determined by the Board of Directors, each offering period will consist of four six-month purchase periods, provided that the initial offering period commenced on the Effective Date and ended on August 31, 2021, and the initial purchase period ended February 28, 2020.

Thereafter, each offering period and each purchase period will commence on September 1 and March 1 and end on August 31 and February 28 of each two-year period or each six-month period, respectively, subject to a reset provision. If the closing stock price on the first day of an offering period is higher than the closing stock price on the last day of any applicable purchase period, participants will be withdrawn from the ongoing offering period immediately following the purchase of ESPP shares on the purchase date and would automatically be enrolled in the subsequent offering period, resulting in a modification under ASC 718.

Unless otherwise determined by the Board of Directors, the purchase price for each share of Class A common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period or the fair market value per share on the last trading day of the applicable purchase period. There was an ESPP reset in the three months ended September 30, 2021 that resulted in a total modification charge of $3.5 million, which is recognized over the new two-year offering period ending August 31, 2023.

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods were as follows:

Three Months Ended September 30, 2021
Weighted average risk-free interest rate	0.6%
Weighted average expected term (in years)	1.2
Weighted average expected volatility	64.6%
Expected dividend yield	—

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

During the three months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense associated with the ESPP of $3.6 million and $1.6 million, respectively.

In connection with the offering period which ended on August 31, 2021, employees purchased approximately 293,356 shares of Class A common stock at a weighted-average price of $39.95 under the ESPP. As of September 30, 2021, total unrecognized compensation cost related to the ESPP was $27.7 million, which will be amortized over a weighted-average remaining period of 1.7 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Three Months Ended September 30,
	2021	2020
	(in millions)
Cost of revenue
Connected Fitness Products	$4.4	$1.5
Subscription	3.6	4.5
Total cost of revenue	8.0	5.9
Sales and marketing	6.5	3.4
General and administrative	29.5	16.7
Research and development	8.9	3.6
Total stock-based compensation expense	$52.9	$29.6

As of September 30, 2021, the Company had $771.0 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 3.2 years.
11. Income Taxes
The Company recorded a provision from income taxes of $2.4 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively. Furthermore, the Company's effective tax rates were (0.63)% and 1.81% for the three months ended September 30, 2021 and 2020, respectively. The income tax provision and the effective tax rate is primarily driven by state and international taxes.

The Company maintains a valuation allowance on the majority of its deferred tax assets as it has concluded that it is more likely than not that the deferred assets will not be utilized.

12. Net (Loss) Income Per Share
The computation of basic and diluted net (loss) income per share is as follows:

	Three Months Ended September 30,
	2021	2020
	(in millions, except share and per share amounts)
Basic net (loss) income per share:
Net (loss) income attributable to common stockholders	$(376.0)	$69.3
Shares used in computation:
Weighted-average common shares outstanding	301,161,474	288,719,834
Basic net (loss) income per share	$(1.25)	$0.24

Diluted net (loss) income per share:
Net (loss) income attributable to common stockholders	$(376.0)	$69.3
Shares used in computation:
Weighted-average common shares outstanding	301,161,474	288,719,834
Weighted-average effect of potentially dilutive securities:
Employee stock options	—	52,580,485
Restricted stock units and awards	—	468,732
Shares estimated to be purchased under ESPP	—	332,933
Diluted weighted-average common shares outstanding	301,161,474	342,101,984
Diluted net (loss) income per share	$(1.25)	$0.20
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended September 30,
	2021	2020
Employee stock options	50,865,988	42,817
Restricted stock units and awards	400,860	8,927
Shares estimated to be purchased under ESPP	113,479	—

The Company expects to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. The conversion option will have a dilutive impact on net loss per share of common stock when the average market price per share of the Company's Class A common stock for a given period exceeds the conversion price of the Notes of $239.23 per share. During the three months ended September 30, 2021, the weighted average price per share of the Company's Class A common stock was below the conversion price of the Notes.

The denominator for basic and diluted (loss) income per share does not include any effect from the Capped Call Transactions the Company entered into concurrently with the issuance of the Notes as this effect would be anti-dilutive. In the event of conversion of the Notes, if shares are delivered to the Company under the Capped Call Transactions, they will offset the dilutive effect of the shares that the Company would issue under the Notes.
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

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Three Months Ended September 30,
	2021	2020
	(in millions)
Connected Fitness Products:
Revenue	$501.0	$601.4
Cost of revenue	441.0	364.2
Gross profit	$60.0	$237.2
Subscription:
Revenue	$304.1	$156.5
Cost of revenue	101.4	65.0
Gross profit	$202.7	$91.5
Consolidated:
Revenue	$805.2	$757.9
Cost of revenue	542.5	429.2
Gross profit	$262.7	$328.7
Reconciliation of Gross Profit
Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable Segment Gross Profit to consolidated (loss) income before tax is as follows:

	Three Months Ended September 30,
	2021	2020
	(in millions)
Segment Gross Profit	$262.7	$328.7
Sales and marketing	(284.3)	(114.6)
General and administrative	(240.3)	(108.6)
Research and development	(97.7)	(36.6)
Total other (expense) income, net	(13.9)	1.7
(Loss) income before provision for income taxes	$(373.6)	$70.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 27, 2021 (“Form 10-K”). As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Form 10-K.

Overview
Peloton is the largest interactive fitness platform in the world with a loyal community of over 6.2 million Members as of September 30, 2021. We pioneered connected, technology-enabled fitness, and the streaming of immersive, instructor-led boutique classes to our Members anytime, anywhere. We make fitness entertaining, approachable, effective, and convenient, while fostering social connections that encourage our Members to be the best versions of themselves. We define a Member as any individual who has a Peloton account through a paid Connected Fitness Subscription, or a paid Peloton App subscription.

Our Connected Fitness Product portfolio includes the Peloton Bike, Bike+, and the Peloton Tread and Tread+. Our revenue is generated primarily from the sale of our Connected Fitness Products and associated recurring subscription revenue. We have historically experienced significant growth in sales of our Connected Fitness Products, which, when combined with our low Average Net Monthly Connected Fitness Churn has led to significant growth in Connected Fitness Subscriptions. From the three months ended September 30, 2020 to the three months ended September 30, 2021, total revenue grew 6%, and our Connected Fitness Subscription base grew 87%.

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

For the three months ended September 30, 2021 and 2020:

•We generated total revenue of $805.2 million, and $757.9 million, respectively~~;~~
•As of September 30, 2021 and 2020, we had 2,491,711 and 1,334,400 Connected Fitness Subscriptions, respectively;
•Our Average Net Monthly Connected Fitness Churn was 0.82% and 0.65%, respectively;
•We recognized net (loss) income of $(376.0) million and $69.3 million, respectively;
•Our Adjusted EBITDA was $(233.7) million and $118.9 million, respectively;
•Our Subscription Gross Margin was 66.7% and 58.5%, respectively; and
•Our Subscription Contribution Margin was 69.6% and 64.1%, respectively.

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

First quarter fiscal 2022 update and recent developments
As discussed last quarter, we anticipated fiscal 2022 would be a challenging year to forecast, given unusual year-ago comparisons, demand uncertainty amidst re-opening economies, and widely-reported supply chain constraints and commodity cost pressures.

Our confidence in and commitment to our strategy is unchanged. Software and streaming media have redefined at-home fitness and are driving a migration of workouts into the home, a consumer behavioral shift that we believe is still in its early stages. This trend was well-underway prior to the pandemic, and has clearly been accelerated by the growing awareness and adoption of Connected Fitness over the past year and a half. We will be taking concrete steps to re-examine our expense base and adjust our operating costs to better align our investments with our revised growth expectations.

We remain convinced that the growth opportunity for Peloton is substantial and this informs our decision to prioritize accessibility and household acquisition over near-term profitability, particularly as our industry-leading net promoter scores ("NPS") and retention rates support a very strong consumer LTV (lifetime value) and unit economics.

During the first quarter, we took two significant steps in support of this broader strategy. First, on August 26, we lowered the price of our original Bike to $1,495, or $39 per month with 39-month 0% APR financing. We continue to believe price remains a barrier to purchase for many consumers and this is our latest step to improve the accessibility of our platform. We are pleased with the consumer response to our new price, which quickly converted many consumers already in our purchase funnel and is helping to generate a significant number of new leads. Younger and less affluent consumers continue to represent our fastest growing demographic, yet among non-Members, there remains a lingering perception that Peloton is a luxury item. We intend to amplify the platform’s value proposition via increased marketing ahead of and during our key seasonal selling period.

We launched our all-new Tread in the U.S. on August 30th, re-launched in Canada and the U.K. on the same date, and expanded distribution to Germany on September 28th. The Tread features an industry-first combination of both physical and digital safety keys, provides an exceptional running experience, and is a portal to a full-body strength and cardio workout. Initial Member feedback has been very positive. When compared with Bike and Bike+, our Tread has lower product awareness and a longer purchase consideration path, including many wanting to visit showrooms to see, touch and experience the product.

As expected, historical seasonality associated with summer months has returned to our business and engagement declined sequentially and year-over-year, but still increased 42% on a two-year basis to 16.6 average monthly workouts per connected fitness subscription in the period. When combined with our low average monthly churn, we continue to believe our platform has proven uniquely able to captivate, motivate, and retain Members. As a vertically-integrated, direct-to-consumer company, we have a strong understanding of our Member base and will continue to utilize engagement data and direct feedback to guide our investments in content, music, software, and other areas that influence our NPS and satisfaction scores.

Content
Engagement remains our North Star and we continue to invest to improve the Peloton experience for existing Members. During the first quarter, we added eight instructors across regions and modalities, introduced 60 new scenic rides and runs, recorded our inaugural classes from our new Peloton Studios London, and launched an outdoor running program called “You Can Run”. We know music is important to our Members and is a significant competitive advantage for Peloton. During Q1, we hit a major milestone by celebrating our 100th Artist Series collection and in July, we hosted our fourth annual “All For One” music festival, a three-day event featuring 65 classes, 40 instructors, 25 artists, and eight modalities, resulting in a 9x increase in Member engagement vs. the prior year. Our music-forward workout collections are increasingly popular with our community and reflect our strong relationship and close collaboration with artists and rights-holders within the music industry.

Software
Our software teams introduced a number of new features during the quarter to increase accessibility and reduce Member friction points. Our launch of real-time subtitles for live classes increases accessibility for our deaf and hearing challenged Members and enjoyment for those who prefer additional visual guidance for their workouts. Based on Member feedback, we redesigned our class filtering tool to make it easier and more intuitive to use, while also increasing scalability of our filtering tools as we add new content, instructors, and modalities in the future. For the first time, our teams introduced our popular Stacked Class feature to iOS users, enabling them to pre-schedule workouts using their iPhones. Since Stacked Classes launched on our hardware in January 2021, almost 50 million classes have been added to Members’ stacks and we expect expanding the accessibility of this feature will drive further engagement.

Product recall update
On May 5, 2021, we announced separate, voluntary recalls of each of our Tread+ and Tread products in collaboration with the U.S. Consumer Product Safety Commission ("CPSC") and halted sales of these products to work on product enhancements. Members were notified that they could return their Tread or Tread+ for a full refund, or wait until a solution is available. Tread+ owners were also given the option to have Peloton move their Tread+ to a different location within their home. As a result of these recalls, the Company accrued for a reduction to Connected Fitness Products revenue for actual and estimated future returns of $11.4 million for the three months ended September 30, 2021, and a return reserve of $31.1 million is included within Accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets related to the impacts of the recall. We expect to continue to incur additional costs which could include costs for which we have not accrued or established adequate reserves, including increases to the return reserves, inventory write-downs, logistics costs associated with Member requests to return or move their hardware, subscription waiver variable costs of service, anticipated recall-related hardware development and repair costs, and related legal and advisory fees. Recall charges are based upon estimates associated with our expected and historical consumer response rates. We announced a repair for the Tread in August 2021, shortly before resuming sales. We continue to work on potential hardware enhancements for Tread+, which remains recalled. Our plans for the Tread+ recall is still being finalized and actual costs related to this matter may vary from the estimate, and may result in further impacts to our future results of operations and business.

Key Operational and Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended September 30,
	2021	2020
Ending Connected Fitness Subscriptions	2,491,711	1,334,400
Average Net Monthly Connected Fitness Churn	0.82%	0.65%
Total Workouts (in millions)	120.5	77.8
Average Monthly Workouts per Connected Fitness Subscription	16.6	20.7
Subscription Gross Profit (in millions)	$202.7	$91.5
Subscription Contribution (in millions)(1)	$211.7	$100.4
Subscription Gross Margin	66.7%	58.5%
Subscription Contribution Margin(1)	69.6%	64.1%
Net (loss) income (in millions)	$(376.0)	$69.3
Adjusted EBITDA (in millions)(2)	$(233.7)	$118.9
Adjusted EBITDA Margin(2)	(29.0)%	15.7%
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

Connected Fitness Subscriptions
Our ability to expand the number of Connected Fitness Subscriptions is an indicator of our market penetration and growth. We define a Connected Fitness Subscription as a person, household, or commercial property, such as a hotel or residential building, who has either paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers) or requested a "pause" to their subscription for up to three months. We do not include canceled or unpaid Connected Fitness Subscriptions in the Connected Fitness Subscription count.

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

Total Workouts and Average Monthly Workouts per Connected Fitness Subscription
We review Total Workouts and Average Monthly Workouts per Connected Fitness Subscription to measure engagement, which is the leading indicator of retention for our Connected Fitness Subscriptions. We define Total Workouts as all workouts completed during a given period. We define a Workout as the completion of at least 50% of an instructor-led class or scenic ride or run, or ten or more minutes of “Just Ride” or “Just Run” mode by a Member associated with a Connected Fitness Subscription. We define Average Monthly Workouts per Connected Fitness Subscription as the Total Workouts completed in the quarter divided by the average number of Connected Fitness Subscriptions in each month, divided by three months.
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

As of September 30, 2021, 98% and 95% of our Connected Fitness Subscription and Peloton Digital subscription bases were paying month-to-month, respectively.

If a Connected Fitness Subscription owns both a Bike and Tread product in the same household, the price of the Subscription remains $39.00 monthly. As of September 30, 2021, approximately 3% of our Connected Fitness Subscriptions owned both a Bike and Tread product.

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

Subscription
Subscription cost of revenue includes costs associated with content creation and costs to stream content to our Members. These costs consist of both fixed costs, including studio rent and occupancy, other studio overhead, instructor and production personnel-related expenses, depreciation of property and equipment as well as variable costs, including music royalty fees, content costs for past use, third-party platform streaming costs, and payment processing fees for our monthly subscription billings. Music royalty fees are our largest subscription cost. As we have grown the number of licensing agreements with music rights holders, music royalty fees as a percent of our subscription revenue has increased. However, unlike music streaming services where having an exhaustive music catalog is vital to be able to compete for customers, we have control over what music we select for our classes. As a result, we expect to be able to manage music expense such that, over time, these fees as a percentage of subscription revenue will flatten, or even decrease.

Operating expenses
Sales and marketing
Sales and marketing expense consists of performance marketing media spend, asset creation, and other brand creative, all showroom expenses and related lease payments, payment processing fees incurred in connection with the sale of our Connected Fitness Products, sales and marketing personnel-related expenses, expenses related to Peloton App, and depreciation of property and equipment. We intend to continue to invest in our sales and marketing capabilities in the future and expect this expense to increase in absolute dollars in future periods as we release new products and expand internationally. Sales and marketing expense as a percentage of total revenue may fluctuate from period to period based on total revenue and the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over future periods.

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

	Three Months Ended September 30,
	2021	2020
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$501.0	$601.4
Subscription	304.1	156.5
Total revenue	805.2	757.9
Cost of revenue(1)(2)
Connected Fitness Products	441.0	364.2
Subscription	101.4	65.0
Total cost of revenue	542.5	429.2
Gross profit	262.7	328.7
Operating expenses
Sales and marketing(1)(2)	284.3	114.6
General and administrative(1)(2)	240.3	108.6
Research and development(1)(2)	97.7	36.6
Total operating expenses	622.4	259.8
(Loss) income from operations	(359.7)	68.9
Other (expense) income, net	(13.9)	1.7
(Loss) income before provision for income taxes	(373.6)	70.6
Income tax expense	2.4	1.3
Net (loss) income	$(376.0)	$69.3
____________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,
	2021	2020
	(in millions)
Cost of revenue
Connected Fitness Products	$4.4	$1.5
Subscription	3.6	4.5
Total cost of revenue	8.0	5.9
Sales and marketing	6.5	3.4
General and administrative	29.5	16.7
Research and development	8.9	3.6
Total stock-based compensation expense	$52.9	$29.6
____________________

(2) Includes depreciation and amortization expense as follows:

	Three Months Ended September 30,
	2021	2020
	(in millions)
Cost of revenue
Connected Fitness Products	$3.5	$1.2
Subscription	5.4	4.4
Total cost of revenue	9.0	5.6
Sales and marketing	4.4	2.9
General and administrative	9.8	2.8
Research and development	4.9	0.1
Total depreciation and amortization expense	$28.1	$11.4

Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,
	2021	2020	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$501.0	$601.4	(16.7)%
Subscription	304.1	156.5	94.3
Total revenue	$805.2	$757.9	6.2%
Percentage of revenue
Connected Fitness Products	62.2%	79.3%
Subscription	37.8	20.7
Total	100.0%	100.0%

Connected Fitness Products revenue decreased $100.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease was primarily attributable to fewer Bike deliveries as well as the price reduction on our Bike from $1,895 to $1,495 for the three months ended September 30, 2021, as well as a return to seasonality after a strong increase in demand driven by the stay-at-home orders issued by governments around the world in response to the COVID-19 pandemic during the three months ended September 30, 2020.

Subscription revenue increased $147.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily attributable to the year-over-year growth in our Connected Fitness Subscriptions. The growth of our Connected Fitness Subscriptions was primarily driven by the significant number of Connected Fitness Products delivered over the past 12 months and our low Average Net Monthly Connected Fitness Churn of 0.82% for the three months ended September 30, 2021. Members with Connected Fitness Subscriptions worked out with us 120.5 million times in the three months ended September 30, 2021, up from 77.8 million workouts during the three months ended September 30, 2020, representing year-over-year growth of 55%.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2021	2020	% Change
	(dollars in millions)
Cost of Revenue:
Connected Fitness Products	$441.0	$364.2	21.1%
Subscription	101.4	65.0	56.0
Total cost of revenue	$542.5	$429.2	26.4%
Gross Profit:
Connected Fitness Products	$60.0	$237.2	(74.7)%
Subscription	202.7	91.5	121.5
Total Gross profit	$262.7	$328.7	(20.1)%
Gross Margin:
Connected Fitness Products	12.0%	39.4%
Subscription	66.7%	58.5%

Connected Fitness Products cost of revenue for the three months ended September 30, 2021 increased $76.9 million, or 21.1%, compared to the three months ended September 30, 2020. This increase was primarily driven by costs associated with increased shipping and delivery costs of $45.3 million, costs associated with Precor branded commercial products of $43.7 million, and increased Bike and Bike+ component part costs of $14.2 million, partially offset by fewer deliveries for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Our Connected Fitness Product Gross Margin decreased to 12.0% from 39.4% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily driven by the price reduction on our Bike from $1,895 to $1,495, increased supply chain and logistics expenses, and charges associated with the voluntary recalls of Tread+ and Tread.

Subscription cost of revenue for the three months ended September 30, 2021 increased $36.4 million, or 56.0%, compared to the three months ended September 30, 2020. This increase was primarily driven by an increase of $27.5 million in music royalties and platform streaming costs, an increase of $5.3 million in personnel-related expenses excluding stock-based compensation expense, and an increase of $3.4 million in payment processing fees for our monthly subscription billing.

Subscription Gross Margin increased by 818 basis points for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily driven by fixed cost leverage with more Connected Fitness Subscriptions as well as modest efficiencies associated with certain variable costs.

Operating Expenses
Sales and Marketing

	Three Months Ended September 30,
	2021	2020	% Change
	(dollars in millions)
Sales and marketing	$284.3	$114.6	148.1%
As a percentage of total revenue	35.3%	15.1%

Sales and marketing expense increased $169.7 million, or 148.1% when comparing the three months ended September 30, 2021 with the three months ended September 30, 2020. This increase was primarily due to an increase in spending on advertising and marketing programs of $147.8 million. We resumed marketing in the second half of fiscal 2021 given our improved order-to-delivery position. The increase in sales and marketing expense was further driven by an increase in personnel-related expenses of $15.2 million, excluding stock-based compensation expense, due to increased headcount.

General and Administrative

	Three Months Ended September 30,
	2021	2020	% Change
	(dollars in millions)
General and administrative	$240.3	$108.6	121.2%
As a percentage of total revenue	29.8%	14.3%

General and administrative expense increased $131.7 million, or 121.2% when comparing the three months ended September 30, 2021 with the three months ended September 30, 2020. This increase was primarily due to an increase in professional services fees and IT costs associated with ongoing systems implementations of $62.9 million related primarily to the upgrading of our back-office systems and infrastructure as well as integration costs related to our acquisitions, an increase in personnel-related expenses of $48.0 million, including stock-based compensation expense, due to increased headcount.

Research and Development

	Three Months Ended September 30,
	2021	2020	% Change
	(dollars in millions)
Research and development	$97.7	$36.6	167.2%
As a percentage of total revenue	12.1%	4.8%
Research and development expense increased $61.2 million, or 167.2% when comparing the three months ended September 30, 2021 with the three months ended September 30, 2020. This increase was primarily due to an increase in personnel-related expenses, which, including stock-based compensation expense, increased $33.2 million, due to increased headcount and an increase of $20.3 million in product development and research costs associated with development of new software features and products.

Other (Expense) Income, Net and Income Tax Expense

	Three Months Ended September 30,
	2021	2020	% Change
	(in millions)
Other (expense) income, net	$(13.9)	$1.7	NM
Income tax expense	$2.4	$1.3	83.6%
___________________________
*NM - not meaningful

Other (expense) income, net, was comprised of the following for the three months ended September 30, 2021:

•Interest expense primarily related to the amortization of the convertible notes discount and deferred financing costs of $(8.6) million
•Interest income from cash, cash equivalents, and short-term investments of $0.6 million;
•Foreign exchange losses of $(5.2) million; and
•Unrealized losses on short-term investments of $(0.7) million.

Other (expense) income, net, was comprised of the following for the three months ended September 30, 2020:

•Interest expense primarily related to the secured revolving credit facility of $(0.4) million
•Interest income from cash, cash equivalents, and short-term investments of $2.8 million
•Foreign exchange losses of $(0.9) million; and
•Other income of $0.2 million.

Income tax expense for the three months ended September 30, 2021 of $2.4 million was primarily due to state and international taxes.
Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance.

Adjusted EBITDA and Adjusted EBITDA Margin
We calculate Adjusted EBITDA as net (loss) income adjusted to exclude: other expense (income), net; income tax expense; depreciation and amortization expense; stock-based compensation expense; product recall costs; litigation and settlement expenses; transaction and integration costs; and other adjustment items that arise outside the ordinary course of our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue.
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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended September 30,
	2021	2020
	(dollars in millions)
Net (loss) income	$(376.0)	$69.3
Adjusted to exclude the following:
Other expense (income), net	13.9	(1.7)
Income tax expense	2.4	1.3
Depreciation and amortization expense	28.1	11.4
Stock-based compensation expense	52.9	29.6
Product recalls(1)	12.9	—
Litigation and settlement expenses (2)	26.5	3.1
Transaction and integration costs (3)	3.1	—
Other adjustment items (4)	2.5	5.9
Adjusted EBITDA	$(233.7)	$118.9
Adjusted EBITDA Margin	(29.0)%	15.7%
______________________
(1) Represents adjustments and charges associated with the Tread and Tread+ product recall, as well as accrual adjustments. These include a reduction to connected fitness products revenue for actual and estimated future returns of $11.4 million and recorded costs in connected fitness products cost of revenue associated with logistic costs of $0.5 million and operating expenses of $1.0 million associated with recall-related hardware development costs.
(2) Includes litigation related expenses for certain non-recurring patent infringement litigation, consumer arbitration, and product recalls for the three months ended September 30, 2021.
(3) Includes transaction and integration costs primarily associated with the acquisition and integration of Precor Fitness for the three months ended September 30, 2021.
(4) Includes short-term non-cash purchase accounting adjustment amortization of $1.9 million and an asset impairment charge of $0.6 million for the three months ended September 30, 2021 and includes $5.9 million of incremental costs associated with COVID-19 for the three months ended September 30, 2020.

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

The following table presents a reconciliation of Subscription Contribution to Subscription Gross Profit, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,
	2021	2020
	(dollars in millions)
Subscription Revenue	$304.1	$156.5
Less: Cost of Subscription	101.4	65.0
Subscription Gross Profit	$202.7	$91.5
Subscription Gross Margin	66.7%	58.5%
Add back:
Depreciation and amortization expense	$5.4	$4.4
Stock-based compensation expense	3.6	4.5
Subscription Contribution	$211.7	$100.4
Subscription Contribution Margin	69.6%	64.1%

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
Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, as well as cash flows from operating activities. As of September 30, 2021, we had cash and cash equivalents of approximately $612.6 million and marketable securities of $311.6 million.

As of September 30, 2021, our marketable securities portfolio primarily consists of U.S. government notes and investment grade corporate debt securities.

We anticipate approximately $400 million to $500 million of capital expenditure over the next 12 months primarily related to investments in manufacturing and supply chain.

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

The Amended Credit Agreement provides for a $285.0 million secured revolving credit facility, including up to the lesser of $150.0 million and the aggregate unused amount of the facility for the issuance of letters of credit. Interest on the Amended Credit Agreement is paid based on LIBOR plus 2.75% or an Alternative Base Rate plus 1.75%. We are required to pay an annual commitment fee of 0.375% on a quarterly basis based on the unused portion of the revolving credit facility. The principal amount, if any, is payable in full in June 2024. As of September 30, 2021, we had not drawn on the credit facility and did not have outstanding borrowings under the Amended Credit Agreement. As of September 30, 2021, we had outstanding letters of credit totaling $4.8 million issued primarily to cover security deposits for an operating lease obligation.

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

Cash Flows

	Three Months Ended September 30,
	2021	2020
	(in millions)
Net cash (used in) provided by operating activities	$(561.0)	$312.1
Net cash provided by investing activities	29.3	62.4
Net cash provided by financing activities	29.6	18.8

Operating Activities
Net cash used in operating activities of $561.0 million for the three months ended September 30, 2021 was primarily due to a net loss of $376.0 million and an increase in net change in operating assets and liabilities of $302.1 million, partially offset by an increase in non-cash adjustments of $117.1 million. The increase in net operating assets and liabilities was primarily due to a $332.4 million increase in inventory levels as we ramped up supply to support demand ahead of the holiday season and prepared for the relaunch of Tread in the United States, Canada, U.K. and Germany, partially offset by a $56.0 million increase in accounts payable and accrued expenses related to increased inventory and other expenditures to support general business growth, and $40.6 million increase in customer deposits and deferred revenue driven by timing of sales and deliveries in the quarter. Non-cash adjustments primarily consisted of stock-based compensation expense, depreciation and amortization, and non-cash operating lease expense.

Investing activities
Net cash provided by investing activities for the three months ended September 30, 2021 of $29.3 million was primarily related to maturities of marketable securities of $120.3 million, partially offset by $87.2 million used for capital expenditures primarily related to construction of our new manufacturing facility in Troy Township, Ohio, and our new Peloton Studios London.

Financing activities
Net cash provided by financing activities of $29.6 million for the three months ended September 30, 2021 was primarily related to proceeds from the exercise of stock options of $23.8 million and $6.2 million in net proceeds from withholdings under the 2019 Employee Stock Purchase Plan.

Commitments
As of September 30, 2021, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$1,152.2	$88.9	$256.5	$221.7	$585.1
Minimum guarantees (2)	74.3	29.2	45.1	—	—
Unused credit facility fee payments (3)	2.9	1.1	1.8	—	—
Other purchase obligations (4)	111.5	61.1	45.4	4.9	0.1
Convertible senior notes (5)	1,000.0	—	—	1,000.0	—
Total	$2,340.8	$180.3	$348.8	$1,226.7	$585.1

(1) Lease obligations relate to our office space, warehouses, production studios, equipment, and retail showrooms and microstores. As of September 30, 2021, the Company had additional operating leases for real estate that have not yet commenced of $89.3 million which has been included above. The Company also has finance lease obligations of $4.0 million, also included above. The lease terms are between one and twenty-one years, and the majority of the lease agreements are renewable at the end of the lease period.
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
(3) The Company is required to pay a commitment fee of 0.375% based on the unused portion of the revolving credit facility. As of September 30, 2021, we were contingently liable for approximately $4.8 million in standby letters of credit for our operating lease obligations.
(4) Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to cloud computing costs.
(5) Refer to Note 8 in the "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding our convertible senior notes obligations.
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

Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of September 30, 2021.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity/deficit, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Note 2 of the notes to our condensed consolidated financial statements in the section titled “—Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in our Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk
We had cash and cash equivalents and marketable securities of $924.2 million as of September 30, 2021. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weakness in our internal control over financial reporting described below. As permitted by related SEC staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Precor, Inc. was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Precor, Inc., which we acquired in April 2021, represented approximately 12% and 8% of our consolidated total assets and revenues, respectively, as of and for the three months ended September 30, 2021.

Previously Reported Material Weakness
As disclosed in Item 9A. "Controls and Procedures" of our Form 10-K, we previously identified material weakness in our internal control over financial reporting related to controls around the identification and valuation of inventory:

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

This material weakness did not result in any material misstatement in our financial statements or disclosures. Based on additional procedures and post-closing review, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.

Remediation
We have commenced measures to remediate the identified material weakness, which include:

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

The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We may also conclude that additional measures may be required to remediate the material weakness. We will not be able to conclude that we have remediated the material weakness until the applicable controls operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management deems appropriate.

Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
Item 1. Legal Proceedings
From time to time, we may be involved in claims and proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.

For a discussion of legal proceedings in which we are involved, see Note 9 in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, as previously disclosed, we have received reports of a number of injuries associated with our Tread+ product, one of which led to the death of a child. In April 2021, the U.S. Consumer Product Safety Commission (“CPSC”) issued a warning to consumers about the safety hazards associated with the Tread+ and is continuing to investigate the matter. We are also subject to investigations by DOJ, DHS, and the SEC related to this matter. We intend to cooperate fully with each of these investigations, and at this time, we are unable to predict the eventual scope, duration or outcome of the investigations. See also Part II, Item 1A. "Risk Factors — Risks Related to Laws, Regulation, and Legal Proceedings" for more information on these matters.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the accompanying notes and the information included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K and our other public filings before deciding whether to invest in shares of our Class A common stock. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Our Most Material Financial, Operational and Execution Risks

We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.

We had net (loss) income of $(376.0) million and $69.3 million for the three months ended September 30, 2021 and 2020, respectively, and we have incurred operating losses each year since our inception in 2012, including net losses of $(189.0) million, $(71.6) million, and $(195.6) million for fiscal 2021, 2020, and 2019, respectively, and may continue to incur net losses in the future. We expect our operating expenses to increase in the future as we continue our sales and marketing efforts, continue to invest in research and development, expand our operating and retail infrastructure, add content and software features to our platform, expand into new geographies, develop new Connected Fitness Products, and in connection with legal, accounting, and other expenses related to operating as a public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products and services, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from the COVID-19 pandemic, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.

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

The full impact of the COVID-19 pandemic is uncertain and cannot be predicted. The COVID-19 pandemic could worsen or its effects may be prolonged, including as a result of variants, which could have an adverse effect on our business, results of operations, and financial condition.

COVID-19 has caused significant volatility in financial markets and has caused what could be an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have and could continue to contribute to a general slowdown in the global economy, adversely impact our Members, third-party suppliers, contract manufacturers, logistics providers and other business partners, and disrupt our operations. Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic has resulted in inefficiencies or delays, including in sales, delivery, and product development efforts, and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession and business continuity planning, employees working remotely or teleconferencing technologies.

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

Sales of our Connected Fitness Products increased during the pandemic as we saw consumers invest in at-home fitness equipment with the imposition of government mandated stay-at-home orders. As a result of our increased sales, the price of our Class A common stock increased significantly over the course of the past year, but has also fluctuated based on developments surrounding COVID-19. For example, when the effectiveness of the first COVID-19 vaccination was announced in November 2020, the stock price of our Class A common stock dropped, and as reports of COVID-19 increased during the 2020 holiday season, the stock price of our Class A common stock rose.

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

These challenges, and others concerning the licensing of music on our platform, may subject us to significant liability for copyright infringement, breach of contract, or other claims. For additional information, see Note 9 of the notes to our consolidated financial statements and the section titled “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.

Our success depends on our ability to maintain the value and reputation of the Peloton brand.

We believe that our brand is important to attracting and retaining Members. Maintaining, protecting, and enhancing our brand depends largely on the success of our marketing efforts, ability to provide consistent, high-quality products, services, features, content, and support, and our ability to successfully secure, maintain, and defend our rights to use the “Peloton” mark, our “P” logo, and other trademarks important to our brand. We believe that the importance of our brand will increase as competition further intensifies and brand promotion activities may require substantial expenditures. Our brand could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity. Unfavorable publicity about us, including our products, services, technology, customer service, content, personnel, and suppliers could diminish confidence in, and the use of, our products and services. For example, we have received reports of a number of injuries associated with our Tread+ product, and as a result, on May 5, 2021, we decided to issue a voluntary product recall of our Tread+, which we are conducting in collaboration with the CPSC. On the same day we also issued a voluntary product recall of our Tread. As discussed further in Part II, Item 1A "Risk Factors — Other Risks Related to Our Connected Fitness Products and Members" and "Risk Factors — Risks Related to Laws, Regulation, and Legal Proceedings," the legal proceedings in which we have been named, the regulators’ investigations, and any other claims or proceedings involving us or our products, actions we take to address these matters, and any further publicity regarding any of the foregoing could harm our brand. Such negative publicity also could have an adverse effect on the size, engagement and loyalty of our Member base and result in decreased revenue, which could have an adverse effect on our business, financial condition, and operating results.

Other Risks Related to Our Business and Financial Condition
We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.

We have expanded our operations rapidly and have limited operating experience at our current size. For example, between June 30, 2017 and September 30, 2021, our employee headcount increased from 443 to 8,976, and we expect headcount growth to continue for the foreseeable future. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. Moreover, the vertically integrated nature of our business, where we design our own Connected Fitness Products, develop our own software, produce original fitness and wellness programming, sell our products exclusively through our own sales teams and e-commerce site, and assemble, deliver, and service our Connected Fitness Products, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. For example, as a result of the current COVID-19 pandemic we may not be able to manage our business effectively and, in particular, we may experience difficulties in meeting consumer demand for our Connected Fitness Products and services, due to our employees becoming ill, being unable to travel to our facilities, and constraints within our supply chain. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed.

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

Our business has historically been influenced by seasonal trends common to traditional retail selling periods, and we generate a disproportionate amount of sales activity related to our Connected Fitness Products during the period from November through February due in large part to seasonal holiday demand, New Year’s resolutions, and cold weather. For example, in fiscal 2018 and 2019, our second and third quarters combined each represented 63% of our total revenue. In fiscal 2020, we saw a significant increase in demand in the fourth quarter related to COVID-19, and therefore only 54% of our total revenue was generated in our second and third quarters. In fiscal 2021, the COVID-19 pandemic and the recalls of our Tread products in the fourth quarter impacted our historical seasonal patterns, with the second and third fiscal quarters accounting for 58% of fiscal 2021 sales (excluding Precor sales which were consolidated beginning in the fourth fiscal quarter only of 2021). Over time, we expect the seasonality of our business to return, with pronounced increases in demand during our second and third quarters. Moreover, as a result of higher sales during the period from November through February, our working capital needs are greater during the second and third quarters of the fiscal year. As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance. Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be affected by introductions of new or enhanced products and services, including the costs associated with such introductions.

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
•Precor has not been required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002 (the "Sarbanes Oxley Act"). The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this integration. In addition, we may discover significant deficiencies or material weaknesses in the quality of Precor’s financial and disclosure controls and procedures;
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
•compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act (the "FCPA"), and the U.K. Bribery Act 2010 (the "U.K. Bribery Act"), by us, our employees, and our business partners;
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

A significant and growing portion of our Members access our platform through the Peloton App, and there is no guarantee that popular mobile devices or television streaming devices will continue to support the Peloton App or that device users will use the Peloton App rather than competing products. We are dependent on the interoperability of the Peloton App with popular mobile and television streaming operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our app offering or give preferential treatment to competitors could adversely affect our platform’s usage on mobile devices and televisions. Additionally, in order to deliver high-quality content, it is important that our app offering is designed effectively and works well with a range of mobile and streaming technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile and streaming industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our Members to access and use our platform on their mobile devices or TVs, or Members find our App does not effectively meet their needs, our competitors develop products and services that are perceived to operate more effectively on mobile devices or TVs, or if our Members choose not to access or use our platform on their mobile devices or TVs or use products that do not offer access to our platform, our Member growth and Member engagement could be adversely impacted.

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

We track certain operational and business metrics, including Total Workouts and Average Monthly Workouts per Connected Fitness Subscription, with internal methods, which are not independently verified by any third party and, in particular for Peloton App, are often reliant upon an interface with mobile operating systems, networks and standards that we do not control. Our internal methods have limitations and our process for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal methods we use under-count or over-count metrics related to our Total Workouts, Average Monthly Workouts per Connected Fitness Subscription or other metrics as a result of algorithm or other technical errors, the operational and business metrics that we report may not be accurate. In addition, limitations or errors with respect to how we measure certain operational and business metrics may affect our understanding of certain details of our business, which could affect our longer term strategies. If our operational and business metrics are not accurate representations of our business, market penetration, retention or engagement; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, and our operating and financial results could be adversely affected.

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

To address our material weakness, we have made changes to our program and controls to automate inventory count and reporting, implementing a global inventory count policy and standard operating procedures, training on these standard operating procedures and implementing enhanced document review for validating the accuracy of key reports used in the inventory process. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. See Part II, Item 9A “Controls and Procedures” for additional information about this material weakness and our remediation efforts.

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

We generally provide a minimum 12-month limited warranty on all of our Connected Fitness Products. In addition, we permit returns of our Bikes or Treads by first-time purchasers for a full refund within 30 days of delivery. The occurrence of any defects, real or perceived, in our Connected Fitness Products could result in an increase in returns or make us liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if returns or warranty claims were to materially exceed anticipated levels. Due to the current COVID-19 pandemic, we may experience higher product returns as consumer discretionary spending decreases, or as the removal of lockdowns drive consumers to go back to their pre-COVID routines. Moreover, in light of changes we made to our delivery procedures in connection with the COVID-19 pandemic, it is possible that warranty claims may increase above historical rates, and we may be unable to satisfactorily validate and resolve warranty claims where the COVID-19 pandemic or other factors prevent us from performing in-home deliveries and/or service appointments. For example, if we are unable to resolve warranty claims through in-home service appointments, in some cases we have sent the Member a replacement Bike frame and have requested that they hold the impaired Bike frame until a later date when we can safely retrieve it.

In addition, we have been, and in the future could be, subject to costs related to product recalls, and we could incur significant costs to correct any defects, warranty claims, or other problems. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease consumer and Member confidence and demand, and adversely affect our financial condition and operating results. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and operating results. For example, we have received reports of a number of injuries associated with our Tread+ product, one of which led to the death of a child. As a result of the aforementioned injuries associated with these reported Tread+ incidents, in April 2021, CPSC unilaterally issued a warning to consumers about the safety hazards associated with the Tread+ and is continuing to investigate the matter. After further discussion with the CPSC, in May 2021, we decided to issue a voluntary product recall of our Tread+, which we are conducting in collaboration with the CPSC. The Tread+ recall, the possibility that the CPSC could assess penalties or fines against us, and the risk that the CPSC or we could determine to recall any other product now or in the future, may adversely impact our operating results, brand reputation, and business. Furthermore, we are presently, and may in the future be, subject to warranty claims and lawsuits related to injuries sustained by Members or their friends and family members, or others who use or purchase the Tread+ and other Connected Fitness Products, that regardless of their merits, could harm our reputation, divert management’s attention from our operations and result in substantial legal fees and other costs.

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

From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. Injuries sustained by Members or their friends and family members, or others who use or purchase our Connected Fitness Products, have, and could in the future, subject us to regulatory proceedings and litigation by governance agencies and private litigants brought against us, that regardless of their merits, could harm our reputation, divert management’s attention from our operations and result in substantial legal fees and other costs. For example, we are presently subject to a CPSC investigation and other litigation related to injuries sustained by Members and others who use or purchased the Tread+, and we have reporting obligations to safety regulators in all jurisdictions where we sell Connected Fitness Products, where reporting may trigger further regulatory investigations. In addition, the DOJ and U.S. Department of Homeland Security ("DHS") have subpoenaed us for documents and other information related to our reporting of the injuries associated with our products and the SEC is also investigating our public disclosures concerning these matters. We have also been named in several lawsuits related to these recalls. Plaintiff Ashley Wilson filed (and later amended) a putative securities class action lawsuit against us and certain of our officers, purportedly on behalf of a class consisting of individuals who purchased or otherwise acquired our Class A common stock between September 11, 2020 and May 5, 2021, alleging that the defendants made false and/or misleading statements in violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Putative shareholders have also filed verified shareholder derivative action lawsuits purportedly on behalf of the Company against certain of our executive officers and the members of our board of directors, alleging, among other things, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of the Exchange Act.

Litigation, regulatory proceedings, such as the investigations described above, as well as related personal injury or class action claims and lawsuits, and securities and intellectual property infringement matters that we are currently facing or could face, can be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our legal costs for any of these matters, either alone or in the aggregate could be significant. Adverse outcomes with respect to any of these legal or regulatory proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable, or require us to stop offering certain products, components, or features, all of which could negatively affect our membership and revenue growth. See Note 9 of the notes to our consolidated financial statements and the section titled “—Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.

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

We use open source software in our products and services and anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require us to expend significant additional research and development resources, and we cannot guarantee that we will be successful.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the rules and regulations promulgated thereunder by the SEC and any rules and regulations subsequently implemented by the SEC, the rules and regulations of the listing standards of The Nasdaq Stock Market LLC and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs and strains our financial and management systems, internal controls, and employees.

The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. This Quarterly Report on Form 10-Q contains a formal assessment by management on the effectiveness of our internal control over financial reporting, as well as management's assessment of our disclosure controls and procedures. In order to maintain and, if required in the future, improve our disclosure controls and procedures, and internal control over, financial reporting to meet this standard, significant resources and management oversight may be required. In the course of preparing our financial statements for fiscal 2021, we identified a material weakness in our internal control over financial reporting. If, in the future, we have a material weakness or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II, Item 2 of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and stockholders’ equity/deficit, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue related reserves, the realizability of inventory, content costs for past use reserve, fair value measurements including common stock valuations, the incremental borrowing rate associated with lease liabilities, useful lives of property and equipment, product warranty, goodwill and finite-lived intangible assets, accounting for income taxes, stock-based compensation expense and commitments and contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in September 2019 at a price of $29.00 per share, our stock price has ranged from $17.70 to $171.09 through August 30, 2021. In addition, the trading prices of securities of technology companies in general have been highly volatile. Moreover, while the market price of the common stock of many technology companies have fallen significantly since the outbreak of the COVID-19 pandemic, the trading price of our Class A common has increased. There are no assurances that the trading price of our Class A common stock will continue at this level for any period of time and the extent to which, and for how long, the COVID-19 pandemic may impact the market price of our Class A common stock is unclear. Moreover, the trading price of our Class A common stock could experience a significant decrease once the longer-term scope and impact of COVID-19 is better understood.

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

There were a total of 302,763,978 shares of our Class A common stock and Class B common stock outstanding as of September 30, 2021. All shares of our Class A common stock and Class B common stock are freely tradable, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

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
In addition, as of September 30, 2021, we had 3,426,892 shares of Class A common stock underlying restricted stock units that were awarded but not yet vested, and stock options outstanding that, if fully exercised, would result in the issuance of 42,020,858 shares of Class B common stock and 16,710,942 shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the vested restricted stock and shares issued upon exercise of outstanding stock options will be available for immediate resale in the open market.

The dual class structure of our common stock has the effect of concentrating voting control with our directors, executive officers, and certain other holders of our Class B common stock; this will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. As of September 30, 2021, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the voting power of our capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) ten years from the closing of the IPO, and (iii) the date the shares of Class B common stock cease to represent at least 1% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Moreover, Section 203 of the Delaware General Corporation Law (the "DGCL"), may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

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

Our 0% Convertible Senior Notes due 2026 (the "Notes") are our senior, unsecured obligations and rank equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. In addition, because none of our subsidiaries guarantee the Notes, the Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. As of September 30, 2021, we had approximately $1.0 billion in total indebtedness and approximately $280.2 million of available borrowing capacity under our Amended Credit Agreement (after deducting $4.8 million of outstanding letters of credit). Our subsidiaries had no outstanding indebtedness as of September 30, 2021. The indenture governing the Notes does not prohibit us or our subsidiaries from incurring additional indebtedness, including senior or secured indebtedness, in the future.

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

As of September 30, 2021, we had $1.0 billion of indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

PELOTON INTERACTIVE, INC.
Date: November 4, 2021	By:	/s/ John Foley
John Foley Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jill Woodworth
Jill Woodworth Chief Financial Officer (Principal Financial Officer)