Form 10-Q
period 2021-12-31
PELOTON INTERACTIVE, INC.
filed 2022-02-08
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
(917) 671-9198 (Registrant’s telephone number, including area code)
Not Applicable (former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.000025 par value per share	PTON	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

As of January 31, 2022, the number of shares of the registrant’s Class A common stock outstanding was 302,996,134 and the number of shares of the registrant’s Class B common stock outstanding was 28,604,062.

	TABLE OF CONTENTS
		Page

	Special Note Regarding Forward Looking Statements	3
	Risk Factor Summary
Part I. Financial Information
Item 1.	Financial Statements	5
	Condensed Consolidated Balance Sheets as of December 31, 2021 and June 30, 2021 (unaudited)	5
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Six Months Ended December 31, 2021 and 2020 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2021 and 2020 (unaudited)	6
	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended December 31, 2021 and 2020 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40

	Part II. Other Information
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	72
Item 5.	Other Information	72
Item 6.	Exhibits	74

SIGNATURES		75

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including, without limitation, statements regarding our execution of and the expected benefits from our restructuring initiative and cost saving measures, our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions and other important factors that could cause actual results to differ materially from those stated, including, but not limited to:

•our ability to achieve and maintain future profitability;

•our ability to attract and maintain Subscribers;

•our ability to effectively manage our growth;

•our ability to accurately forecast consumer demand of our products and services and adequately maintain our inventory;

•our ability to execute and achieve the benefits of our restructuring initiative and other cost saving measures;

•our ability to anticipate consumer preferences and successfully develop and introduce new products and services;

•demand for our products and services and growth of the connected fitness products industry;

•our ability to predict our long-term performance and declines in our revenue growth as our business matures;

•the direct and indirect impacts to our business and financial performance from the COVID-19 pandemic;

•the effects of increased competition in our markets and our ability to compete effectively;

•our reliance on and our ability to partner with third parties such as music licensors, service providers, and suppliers;

•declines in sales of our Bike and Bike+;

•our reliance on and lack of control over third-party suppliers, contract manufacturers and logistics partners for our Connected Fitness Products;

•our dependence on third-party licenses for use of music in our content;

•actual or perceived defects in, or safety of, our products, including any impact of product recalls or legal or regulatory claims, proceedings or investigations involving our products;

•our ability to maintain, protect, and enhance our intellectual property;

•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally; and

•those risks and uncertainties described in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, as such factors may be updated in our filings with the Securities and Exchange Commission (the “SEC”).

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

In this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” and "Peloton" refer to Peloton Interactive, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our Class A common stock. Some of the principal risks and uncertainties include the following:

•We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.
•We may be unable to attract and retain Subscribers, which could have an adverse effect on our business and rate of growth.
•We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.
•Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.
•We may not successfully execute or achieve the expected benefits of our restructuring initiative and other cost saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.
•If we are unable to anticipate consumer preferences, and successfully develop and introduce new, innovative, and updated products and services in a timely manner, or effectively manage the introduction of new or enhanced products and services, our business may be adversely affected.
•The connected fitness market is relatively new and, if the general market and specific demand for our products and services does not continue to grow, grows more slowly than we expect, or fails to grow as much as we expect, our business, financial condition, and operating results may be adversely affected.
•We have a limited operating history from which to predict our long-term performance, and our past financial results may not be indicative of our future performance. Further, our revenue growth rate is likely to slow as our business matures.
•The full impact of the COVID-19 pandemic is uncertain and cannot be predicted. The COVID-19 pandemic could worsen or its effects may be prolonged, including as a result of variants, which could have an adverse effect on our business, results of operations, and financial condition.
•We operate in a highly competitive market and we may be unable to compete successfully against existing and future competitors.
•We derive a significant majority of our revenue from sales of our Bike and Bike+. A decline in sales of our Bike and Bike+ would negatively affect our future revenue and operating results.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,	June 30,
	2021	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,606.9	$1,134.8
Marketable securities	—	472.0
Accounts receivable, net	94.7	71.4
Inventories, net	1,541.3	937.1
Prepaid expenses and other current assets	213.7	202.8
Total current assets	3,456.6	2,818.1
Property and equipment, net	737.6	591.9
Intangible assets, net	229.2	247.9
Goodwill	224.4	210.1
Restricted cash	87.7	0.9
Operating lease right-of-use assets, net	705.5	580.1
Other assets	41.6	36.7
Total assets	$5,482.5	$4,485.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,136.0	$989.1
Customer deposits and deferred revenue	240.5	164.8
Operating lease liabilities, current	80.8	61.9
Other current liabilities	24.4	27.2
Total current liabilities	1,481.7	1,243.0
Convertible senior notes, net	846.7	829.8
Operating lease liabilities, non-current	743.7	620.4
Other non-current liabilities	41.5	38.3
Total liabilities	3,113.6	2,731.5
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 Class A shares authorized, 302,778,818 and 270,855,356 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively; 2,500,000,000 and 2,500,000,000 Class B shares authorized, 28,668,327 and 29,291,774 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively.	—	—
Additional paid-in capital	4,048.8	2,618.9
Accumulated other comprehensive income	18.3	18.2
Accumulated deficit	(1,698.2)	(883.0)
Total stockholders’ equity	2,368.9	1,754.1
Total liabilities and stockholders’ equity	$5,482.5	$4,485.6
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Revenue:
Connected Fitness Products	$796.4	$870.1	$1,297.4	$1,471.5
Subscription	337.5	194.7	641.7	351.2
Total revenue	1,133.9	1,064.8	1,939.1	1,822.7
Cost of revenue:
Connected Fitness Products	745.5	562.8	1,186.2	927.0
Subscription	108.3	77.2	210.0	142.2
Total cost of revenue	853.7	640.0	1,396.2	1,069.2
Gross profit	280.2	424.8	543.0	753.5
Operating expenses:
Sales and marketing	349.6	177.4	633.9	292.1
General and administrative	248.7	141.1	489.0	249.7
Research and development	100.0	47.5	197.7	84.1
Impairment expense	7.7	—	7.7	—
Total operating expenses	705.9	366.0	1,328.3	625.8
(Loss) income from operations	(425.7)	58.8	(785.4)	127.7
Other (expense) income, net:
Interest expense	(8.8)	(0.4)	(17.4)	(0.8)
Interest income	0.3	2.3	0.9	5.1
Foreign exchange losses	(1.7)	(0.1)	(7.6)	(0.8)
Other expense, net	(0.4)	—	(0.4)	—
Total other (expense) income, net	(10.6)	1.8	(24.6)	3.5
(Loss) income before provision for income taxes	(436.3)	60.6	(809.9)	131.2
Income tax expense (benefit)	3.1	(3.0)	5.4	(1.7)
Net (loss) income	$(439.4)	$63.6	$(815.3)	$132.8
Net (loss) income attributable to Class A and Class B common stockholders	$(439.4)	$63.6	$(815.3)	$132.8
Net (loss) income per share attributable to common stockholders, basic	$(1.39)	$0.22	$(2.64)	$0.46
Net (loss) income per share attributable to common stockholders, diluted	$(1.39)	$0.18	$(2.64)	$0.39
Weighted-average Class A and Class B common shares outstanding, basic	317,110,297	292,462,184	309,119,648	290,591,037
Weighted-average Class A and Class B common shares outstanding, diluted	317,110,297	347,886,695	309,119,648	344,994,314
Other comprehensive income:
Net unrealized losses on marketable securities	$(0.2)	$(1.3)	$(0.4)	$(2.6)
Change in foreign currency translation adjustment	1.9	5.3	2.1	9.1
Net unrealized loss on hedging derivatives	(0.5)	—	(1.5)	—
Total other comprehensive income	1.2	4.0	0.1	6.5
Comprehensive (loss) income	$(438.2)	$67.5	$(815.2)	$139.4
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(815.3)	$132.8
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	64.2	24.2
Stock-based compensation expense	124.8	67.1
Non-cash operating lease expense	41.7	28.2
Amortization of premium from marketable securities	3.4	3.5
Amortization of debt discount and issuance costs	17.1	0.2
Impairment expense	7.7	—
Net foreign currency adjustments	6.9	—
Loss (gain) on disposals	2.3	2.1
Changes in operating assets and liabilities:
Accounts receivable	(23.4)	(18.0)
Inventories	(601.5)	(273.0)
Prepaid expenses and other current assets	(50.8)	(35.2)
Other assets	(8.4)	0.7
Accounts payable and accrued expenses	172.2	331.9
Customer deposits and deferred revenue	75.8	245.7
Operating lease liabilities, net	(24.9)	4.1
Other liabilities	0.6	(3.9)
Net cash (used in) provided by operating activities	(1,007.6)	510.5
Cash Flows from Investing Activities:
Purchases of marketable securities	—	(449.1)
Maturities of marketable securities	211.0	300.6
Sales of marketable securities	306.7	—
Purchases of property and equipment	(178.4)	(119.4)
Business combinations, net of cash acquired	(11.0)	—
Asset acquisitions, net of cash acquired	(16.0)	(78.1)
Internal-use software costs and other	(12.7)	(0.7)
Net cash provided by (used in) investing activities	299.6	(346.7)
Cash Flows from Financing Activities:
Proceeds from public offering, net of issuance costs	1,218.8	—
Proceeds from employee stock purchase plan withholdings	15.2	7.2
Proceeds from exercise of stock options	54.2	53.3
Taxes withheld and paid on employee stock awards	—	(16.5)
Principal repayments of finance leases	(1.0)	(0.5)
Net cash provided by financing activities	1,287.2	43.6
Effect of exchange rate changes	(20.3)	5.5
Net change in cash, cash equivalents, and restricted cash	558.9	212.9
Cash, cash equivalents, and restricted cash — Beginning of period	1,135.7	1,037.0
Cash, cash equivalents, and restricted cash — End of period	$1,694.6	$1,249.9
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0.5	$0.3

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

Cash paid for income taxes	$9.1	$1.3
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Property and equipment accrued but unpaid	$36.0	$47.2
Stock-based compensation capitalized for software development costs	$5.1	$1.8
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - September 30, 2020	291.8	$—	$2,412.9	$12.7	$(624.6)	$1,801.0
Activity related to stock-based compensation	2.4	—	59.9	—	—	59.9
Other comprehensive income	—	—	—	4.0	—	4.0
Net income	—	—	—	—	63.6	63.6
Balance - December 31, 2020	294.3	$—	$2,472.7	$16.6	$(561.0)	$1,928.3

Balance - September 30, 2021	302.8	$—	$2,748.6	$17.1	$(1,258.8)	$1,506.9
Activity related to stock-based compensation	1.5	—	81.5	—	—	81.5
Issuance of common stock pursuant to public offering, net of issuance costs	27.2	—	1,218.7	—	—	1,218.7
Other comprehensive income	—	—	—	1.2	—	1.2
Net loss	—	—	—	—	(439.4)	(439.4)
Balance - December 31, 2021	331.4	$—	$4,048.8	$18.3	$(1,698.2)	$2,368.9

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - June 30, 2020	288.1	$—	$2,361.8	$10.1	$(693.9)	$1,678.0
Activity related to stock-based compensation	5.9	—	105.8	—	—	105.8
Issuance of common stock under employee stock purchase plan	0.2	—	5.1	—	—	5.1
Other comprehensive income	—	—	—	6.5	—	6.5
Net income	—	—	—	—	132.8	132.8
Balance - December 31, 2020	294.3	$—	$2,472.7	$16.6	$(561.0)	$1,928.3

Balance - June 30, 2021	300.1	$—	$2,618.9	$18.2	$(883.0)	$1,754.1
Activity related to stock-based compensation	3.8	—	199.5	—	—	199.5
Issuance of common stock under employee stock purchase plan	0.3	—	11.7	—	—	11.7
Issuance of common stock pursuant to public offering, net of issuance costs	27.2	—	1,218.7	—	—	1,218.7
Other comprehensive income	—	—	—	0.1	—	0.1
Net loss	—	—	—	—	(815.3)	(815.3)
Balance - December 31, 2021	331.4	$—	$4,048.8	$18.3	$(1,698.2)	$2,368.9

See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except share and per share amounts)

1. Description of Business and Basis of Presentation
Description and Organization
Peloton Interactive, Inc. (“Peloton” or the “Company”) is the largest interactive fitness platform in the world with a loyal community of Members, which we define as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid Peloton Digital Subscription. The Company pioneered connected, technology-enabled fitness with the creation of its interactive fitness equipment (“Connected Fitness Products”) and the streaming of immersive, instructor-led boutique classes to its Members anytime, anywhere. The Company makes fitness entertaining, approachable, effective, and convenient while fostering social connections that encourage Members to be the best versions of themselves.
Basis of Presentation and Consolidation
The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of June 30, 2021, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 27, 2021 (the “Form 10-K”). However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows, and the changes in equity for the interim periods. The results for the three and six months ended December 31, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2022, or any other period.
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
Except as described elsewhere in Note 2 - Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q under the heading “Recently Issued Accounting Pronouncements”, there have been no material changes to the Company’s significant accounting policies as described in the Form 10-K.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, the realizability of inventory, content costs for past use reserve, fair value measurements, the incremental borrowing rate associated with lease liabilities, impairment of long-lived and intangible assets, useful lives of long lived assets, including property and equipment and finite lived intangible assets, product warranty, goodwill, accounting for income taxes, stock-based compensation expense, transaction price estimates, the fair values of assets acquired and liabilities assumed in business combinations and asset acquisitions, valuation of the debt component of convertible senior notes, contingent consideration, and commitments and contingencies. Actual results may differ from these estimates.
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
The Company evaluates its convertible instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company’s financial statements in accordance with the criteria under ASC 815-15. As of December 31, 2021, the Company did not have any material derivative contracts or contracts with material embedded derivative features requiring bifurcation.
Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
ASU 2020-01
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance clarifies the interaction of the accounting for equity investments under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company has completed its assessment and adopted this standard on July 1, 2021. The adoption of this standard did not materially impact the Company’s condensed consolidated financial statements.

ASU 2020-04 and ASU 2021-01
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic ASC 848 and clarifies some of its guidance. The amendments in ASU 2021-01 are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The guidance in both updates was effective upon issuance and generally can be applied through December 31, 2022. The Company adopted this standard after LIBOR was discontinued on December 31, 2021. The adoption of this standard did not materially impact the Company's condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
ASU 2020-06
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock, thereby limiting the accounting results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Upon adoption, the Company expects a decrease to Additional paid-in capital to remove the equity component separately recorded for the conversion features associated with the Notes (as defined in Note 7 - Debt of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q), an increase in the carrying value of its Notes to reflect the full principal amount of the Notes outstanding net of issuance costs, and an increase to Accumulated deficit. The Company expects the adoption of this standard to reduce its reported Interest expense.

ASU 2021-08
In October 2021, the Financial Accounting Standards Board issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The guidance requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. This standard is effective for annual periods beginning after December 15, 2022, including interim periods therein, with early adoption permitted, and should be applied prospectively to acquisitions occurring on or after the effective date. The Company will continue to evaluate the impact of this guidance, which will depend on the contract assets and liabilities acquired in future business combinations.
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

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s revenue is reported net of sales returns, discounts, incentives, and rebates to commercial distributors as a reduction of the transaction price. Certain contracts include consideration payable that is accounted for as a payment for distinct goods or services. The Company estimates its liability for product returns and concessions based on historical trends by product category, impact of seasonality, and an evaluation of current economic and market conditions and records the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

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

The Company expenses sales commissions on its Connected Fitness Products when incurred because the amortization period would have been less than one year. These costs are recorded in Sales and marketing in the Company’s condensed consolidated statements of operations and comprehensive (loss) income.
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

The Company records fees paid to third-party financing partners in connection with its consumer financing program as a reduction of revenue, as it considers such costs to be a customer sales incentive. The Company records payment processing fees for its credit card sales for

Connected Fitness Products within Sales and marketing in the Company’s condensed consolidated statements of operations and comprehensive (loss) income.

Subscription
The Company’s subscriptions provide unlimited access to content in its library of live and on-demand fitness classes. The Company’s subscriptions are offered on a month-to-month basis.

Amounts paid for subscription fees, net of refunds are included within Customer deposits and deferred revenue on the Company’s condensed consolidated balance sheets and recognized ratably over the subscription term. The Company records payment processing fees for its monthly subscription charges within cost of Subscription revenue in the Company’s condensed consolidated statements of operations and comprehensive (loss) income.

Sales tax collected from customers and remitted to governmental authorities is not included in revenue and is reflected as a liability on the Company’s condensed consolidated balance sheets.

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
Activity related to the Company’s accrual for our estimated future product warranty obligation was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in millions)
Balance at beginning of period	$44.4	$38.6	$51.5	$34.2
Provision for warranty accrual	18.8	6.8	26.1	17.5
Warranty claims	(14.7)	(12.8)	(29.1)	(19.1)
Balance at end of period	$48.5	$32.6	$48.5	$32.6
The Company also offers the option for customers in some markets to purchase an extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Product for an additional period of 12 to 27 months.

Extended warranty revenue is recognized on a gross basis as the Company has a continuing obligation to perform over the service period. Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Product revenue in the condensed consolidated statements of operations and comprehensive (loss) income.
Disaggregation of Revenue
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 13- Segment Information of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company’s revenue disaggregated by geographic region, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in millions)
North America	$1,035.0	$1,007.8	$1,763.8	$1,729.7
International	98.9	57.0	175.3	93.0
Total revenue	$1,133.9	$1,064.8	$1,939.1	$1,822.7

During the three and six months ended December 31, 2021, the Company’s revenue attributable to the United States was $982.7 million and $1,678.9 million or 87% and 87% of total revenue, respectively. During the three and six months ended December 31, 2020, the Company’s revenue attributable to the United States was $971.4 million and $1,673.7 million or 91% and 92% of total revenue, respectively.

Customer Deposits and Deferred Revenue
As of December 31, 2021 and June 30, 2021, customer deposits of $159.9 million and $92.2 million, respectively, and deferred revenue of $80.6 million and $72.6 million, respectively, were included in Customer deposits and deferred revenue on the Company’s condensed consolidated balance sheets.

In the six months ended December 31, 2021 and 2020, the Company recognized revenue of $64.9 million and $22.1 million, respectively, that was included in the deferred revenue balance as of June 30, 2021 and 2020, respectively.

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.
4. Fair Value Measurements
Fair Value Measurements of Other Financial Instruments
The following table presents the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Convertible Senior Notes	$—	$852.3	$—	$852.3
The fair value of the 0% Convertible Senior Notes due February 15, 2026 (the “Notes”) is determined based on the closing price on the last trading day of the reporting period.
5. Inventories
Inventories were as follows:

	December 31, 2021	June 30, 2021
	(in millions)
Raw materials	$100.3	$109.8
Work-in-process	5.5	7.9
Finished products(1)	1,522.0	879.5
Total inventories	1,627.8	997.2
Less: Reserves	(86.5)	(60.1)
Total inventories, net	$1,541.3	$937.1
_________________________
(1) Includes $572.3 million and $249.9 million of finished goods inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of December 31, 2021 and June 30, 2021, respectively.
6. Acquisitions

Business Combination
Precor Incorporated
On April 1, 2021, the Company acquired the Precor business, which consisted of 15 legal entities (“Precor”) from Amer Sports Corporation (“Amer”) for a purchase price of approximately $412.0 million, net of cash acquired, which was paid in cash. During the six months ended December 31, 2021, the purchase consideration was reduced by $2.9 million associated with working capital adjustments, resulting in a revised purchase price of $409.2 million. Upon completion of the transaction, Precor became wholly owned subsidiaries of the Company.
During the fourth quarter of fiscal 2021, the Company completed a preliminary analysis to determine the fair values of the assets acquired and liabilities assumed and the amounts recorded reflected management’s initial assessment of fair value as of the closing date. Based on additional information obtained to date, the Company refined its initial assessment of fair value and, as a result, recognized the following adjustments to the Company’s preliminary purchase price allocation during the first quarter of fiscal 2022: Inventory decreased $4.0 million, Intangible assets, net increased $1.0 million, and deferred tax liability increased $3.4 million. The adjustments resulted in a corresponding increase to Goodwill of $3.5 million, of which $3.4 million relates to the deferred tax liability and $0.1 million relates to the updated fair value assessment. The adjustments did not result in a material impact on the financial results of prior periods.

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

Other Acquisitions
During the three and six months ended December 31, 2021, the Company completed two transactions to acquire certain developed software and assembled workforce for use in the development of the Company’s data platform and content supply chain. The transactions were completed on November 1, 2021 and November 8, 2021, and were accounted for as a business combination and asset acquisition, respectively.
The acquisitions resulted in the recognition of $12.0 million of Goodwill, and $17.7 million of assets primarily consisting of developed software. The developed software was assigned a useful life of 3 years and is recorded in Property and equipment, net on the Company’s condensed consolidated balance sheets.
7. Debt
Convertible Notes and the Indenture
In February 2021, the Company issued $1.0 billion aggregate principal amount of the Notes in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $125.0 million. The Notes were issued pursuant to an Indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee. The Notes are senior unsecured obligations of the Company and do not bear regular interest, and the principal amount of the Notes does not accrete. The net proceeds from this offering were approximately $977.2 million, after deducting the initial purchasers' discounts and commissions and the Company’s offering expenses.

Each $1,000 principal amount of the Notes is initially convertible into 4.1800 shares of the Company’s Class A Common Stock, which is equivalent to an initial conversion price of approximately $239.23 per share. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the Indenture. In addition, if certain corporate events that constitute a make-whole fundamental change occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Notes will mature on February 15, 2026, unless earlier converted, redeemed, or repurchased. The Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events in the future.

On or after August 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Class A Common Stock or a combination of cash and shares of the Class A Common Stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. It is the Company’s current intent to settle the principal amount of the Notes with cash.

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

The Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively subordinated in right of payment to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities of current or future subsidiaries of the Company (including trade payables and to the extent the Company is not a holder thereof, preferred equity, if any, of the Company’s subsidiaries).

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components, using an effective interest rate of 3.69% to determine the fair value of the liability component. The carrying amount of the equity component representing the conversion option was $163.8 million and was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the Notes as a whole. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense using the effective interest method over the contractual term of the Notes.

In accounting for the transaction costs related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component recorded as additional debt discount were $19.0 million and will be amortized to interest expense using the effective interest method over the contractual terms of the Notes. Issuance costs attributable to the equity component of $3.7 million were netted with the equity component in stockholders’ equity.

The net carrying amount of the liability component of the Notes was as follows:

December 31, 2021
(in millions)
Principal	$1,000.0
Unamortized debt discount	(137.1)
Unamortized debt issuance costs	(16.2)
Net carrying amount	$846.7

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
	(in millions)
Amortization of debt discount	$7.7	$15.3
Amortization of debt issuance costs	0.8	1.6
Less: Interest capitalized	(0.2)	(0.2)
Total interest expense related to the Notes	$8.3	$16.7

Capped Call Transactions
In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Call Transactions”). The Capped Call Transactions have an initial strike price of approximately $239.23 per share, subject to adjustments, which corresponds to the approximate initial conversion price of the Notes. The cap price of the Capped Call Transactions will initially be approximately $362.48 per share. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, 6.9 million shares of Class A Common Stock. The Capped Call Transactions are expected generally to reduce potential dilution to the Class A Common Stock upon any conversion of Notes and/or offset any potential cash payments the Company would be required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. If, however, the market price per share of Class A Common Stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the Class A Common Stock exceeds the cap price of the Capped Call Transactions.

For accounting purposes, the Capped Call Transactions are separate transactions, and are not part of the terms of the Notes. The net cost of $81.3 million incurred to purchase the Capped Call Transactions was recorded as a reduction to Additional paid-in capital on the Company’s condensed consolidated balance sheets.

Amended and Restated Credit Agreement
In 2019, the Company entered into an amended and restated loan and security agreement (“Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provided for a $250.0 million secured revolving credit facility, including up to the lesser of $150.0 million and the aggregate unused amount of the facility for the issuance of letters of credit.

On February 8, 2021, the Company entered into a First Amendment (the “First Amendment”) to the Amended and Restated Credit Agreement to revise certain covenants that restricted the incurrence of indebtedness to permit the Capped Call Transactions and issuance of the Notes.

On March 18, 2021, the Company entered into a Joinder Agreement (the “Joinder”) to the Amended and Restated Credit Agreement, as amended by the First Amendment, to provide for an increase of the commitments available under the revolving credit facility from $250.0 million to $285.0 million.

On December 10, 2021, the Company entered into a Second Amendment (the “Second Amendment”) to the Amended and Restated Credit Agreement (as amended by the First Amendment, the Joinder and the Second Amendment, the “Credit Agreement”). The Second Amendment amends certain provisions of the Credit Agreement to, among other changes, increase the lenders’ aggregate commitments to extend credit to the Company from an aggregate amount of $285.0 million in revolving loans to an aggregate amount of $500.0 million in revolving loans, extend the maturity date for $465.0 million of the commitments to December 10, 2026 with $35.0 million of the commitments expiring on June 20, 2024, and modify certain covenants contained therein. Interest on the Amended Credit Agreement is paid based on the Secured Overnight Financing Rate (“SOFR”) plus 2.25% or an Alternative Base Rate plus 1.25% for revolving loans maturing on December 10, 2026, and is paid based on SOFR plus 2.75% or an Alternative Base Rate plus 1.75% for revolving loans maturing on June 20, 2024. The Company is required to pay an annual commitment fee of 0.325% and 0.375% on a quarterly basis based on the unused portion of the revolving credit facility for the revolving loans maturing on December 10, 2026 and June 20, 2024, respectively.

During the three and six months ended December 31, 2021, the Company incurred total commitment fees of $0.3 million and $0.6 million, respectively, and $0.2 million and 0.5 million during the three and six months ended December 31, 2020, respectively, which are included in Interest expense in the condensed consolidated statements of operations and comprehensive (loss) income.

As of December 31, 2021, the Company had not drawn on the credit facility and did not have outstanding borrowings under the Credit Agreement.
In connection with the execution of the Second Amendment, the Company incurred debt issuance costs of $1.1 million which are capitalized and presented as Other assets on the Company’s condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Credit Agreement.
The Company has the option to repay its borrowings under the Credit Agreement without premium or penalty prior to maturity. The Credit Agreement contains customary affirmative covenants as well as customary covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Credit Agreement also contains certain financial condition covenants, including maintaining a total level of liquidity of not less than $250.0 million and maintaining a minimum total four-quarter revenue level of $3.0 billion (which are replaced with a covenant to maintain a minimum debt to adjusted EBITDA ratio upon the Company’s meeting a specified adjusted EBITDA threshold). As of December 31, 2021, the Company was in compliance with the covenants under the Credit Agreement. At December 31, 2021, the Company was contingently liable for approximately $4.8 million in standby letters of credit as security for an operating lease obligation. In addition, the Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of December 31, 2021, the Company had $86.8 million in letters of credit, which are classified as Restricted cash on its condensed consolidated balance sheets.
8. Commitments and Contingencies
The Company is subject to minimum guarantee royalty payments associated under certain music license agreements.

The following represents the Company's minimum annual guarantee payments under music license agreements for the next three years as of December 31, 2021:

Future Minimum Payments
Fiscal Year	(in millions)
2022 (remaining)	$8.6
2023	32.5
2024	24.6
2025	6.0
Total	$71.8

Content Costs for Past Use Reserve
To secure the rights to stream music on the Peloton platform, the Company must obtain licenses from, and pay royalties to, copyright owners of both sound recordings and musical compositions. The licensors have the right to audit our royalty calculations and routinely exercise those rights. The Company has entered into negotiations with various music rights holders, to pay for any and all uses of musical compositions and sound recordings to date and, at the same time, enter into go-forward license agreements for the use of music in the future.

Prior to the execution of go-forward music license agreements, the Company estimates and records expenses inclusive of estimated content costs for past use as well as normal and recurring music royalty expenses. The Company includes both of these components in its reserve. As of December 31, 2021 and 2020, the Company had previously recorded reserves of $10.2 million and $17.6 million, respectively, included in Accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Product Recall Reserves
On May 5, 2021, the Company announced separate, voluntary recalls of its Tread+ and Tread products in collaboration with the U.S. Consumer Product Safety Commission ("CPSC") and halted sales of these products to work on product enhancements. As a result of these recalls, the Company accrued for a reduction to Connected Fitness Products revenue for actual and estimated future returns of $7.4 million and $18.9 million for the three and six months ended December 31, 2021, respectively, and a return reserve of $26.7 million is included within Accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets related to the impacts of the recall. The estimated returns reserve is primarily based on historical and expected product returns. The Company recorded costs associated with inventory write-downs and logistic costs of $5.2 million and $5.7 million in Connected Fitness Products cost of revenue for the three and six months ended, December 31, 2021, respectively.

Commitments to Suppliers
We utilize contract manufacturers to build parts of our products. These contract manufacturers acquire components and build products based on demand forecast information we supply, which typically covers a rolling 12-month period. Consistent with industry practice, we acquire inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover our forecasted product and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow us the option to cancel, reschedule and/or adjust our requirements based on our business needs. While our purchase orders are legally cancellable in most situations, there are some which are not cancellable in the event of a demand plan change or other specific circumstances, such as the procurement of unique, Peloton-specific designs, and/or specific non-cancellable, non-returnable components by our suppliers based on our provided forecasts. As the Company materially reduced its demand plan, we are assessing whether to agree to acquire certain inventory purchased by our suppliers under the original demand plan schedule, where appropriate, in an effort to maintain long-term supply continuity, flexibility, scalability perspective with our supply partners. As of December 31, 2021, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were estimated to be approximately $550 million.

Legal and Regulatory Proceedings
The Company is, or may become, a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business.

For example, we received reports of a number of injuries associated with our Tread+ product, one of which led to the death of a child. As a result of those reported Tread+ incidents, in April 2021, the CPSC unilaterally issued a warning to consumers about the safety hazards associated with the Tread+ and is continuing to investigate the matter. In addition to the CPSC investigation and other regulatory investigations, we are presently subject to class action litigation and private personal injury claims related to these perceived defects in the Tread+ and incidents reported to result from its use.

Additionally on April 29, 2021, Ashley Wilson filed a putative securities class action lawsuit against the Company and certain of its officers, captioned Wilson v. Peloton Interactive, Inc., et al., Case No. 1:21-cv-02369-CBA-PK, in the United States District Court for the Eastern District of New York, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between September 11, 2020 and April 16, 2021 (the "Wilson Action"). Plaintiff Wilson amended her lawsuit on May 6, 2021 to expand the purported class to those who purchased or acquired our common stock between September 11, 2020 and May 5, 2021. On May 24, 2021, Leigh Drori filed a related putative securities class action lawsuit, captioned Drori v. Peloton Interactive, Inc., et al., Case No. 1:21-cv-02925-CBA-PK, also in the United States District Court for the Eastern District of New York (the “Drori Action”). On November 16, 2021, the district judge consolidated the Wilson and Drori Actions under the caption In re Peloton Interactive, Inc. Securities Litigation, Master File No. 21-cv-02369-CBA-PK, and appointed Richard Neswick as lead plaintiff. On January 21, 2022, lead plaintiff filed an amended consolidated complaint in the action purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between September 11, 2020 and May 5, 2021. Lead plaintiff alleges that the Company and certain of its officers made false or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 (“Exchange Act”) regarding the Company’s Tread and Tread+ products and the safety of those products. Defendants’ motion to dismiss the amended consolidated complaint is due March 7, 2022.

On May 20, 2021, Alan Chu filed a verified shareholder derivative action lawsuit purportedly on behalf of the Company against certain of the Company’s executive officers and the members of the board of directors, captioned Chu v. Foley, et al., Case No. 1:21-cv-02862, in the United States District Court for the Eastern District of New York (the “Chu Action”). Plaintiff Chu alleges breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Securities and Exchange Act of 1934, as well as a claim for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against the Company’s Chief Executive Officer and Chief Financial Officer. On August 13, 2021 and August 19, 2021, two related verified shareholder derivative complaints were filed, captioned Genack v. Foley, et al., Case No. 1:21-cv-04583 and Liu v. Foley, et al., Case No. 1:21-cv-04687, also purportedly on behalf of the Company, in the United States District Court for the Eastern District of New York. On October 13, 2021, the parties in the three putative derivative actions filed a stipulation seeking to consolidate the actions, and agreeing to a schedule for plaintiffs to file motions to be appointed lead plaintiff. On October 26, 2021, the court entered the stipulation consolidating the three actions under the caption In re Peloton Interactive, Inc. Derivative Litigation, Master File No. 21-cv-02862-CBA-PK. On November 23, 2021, Anthony Franchi filed a shareholder derivative action in the United States District Court for the Eastern District of New York against certain of the Company’s executive officers and members of the board of directors captioned Franchi v. Blachford, et al., Case No. CV 21-06544 (the “Franchi Action”), which alleges breaches of fiduciary duty, unjust enrichment, and violations of Sections 14(a) and 20(a) of the Exchange Act. On January 24, 2022, the court entered a stipulation consolidating the Franchi Action into In re Peloton Interactive, Inc. Derivative Litigation and appointed each plaintiff a co-lead plaintiff. On February 3, 2022, the parties filed a stipulation to stay the consolidated derivative action, which the Court has not yet entered.

On November 18, 2021, the City of Hialeah Employees’ Retirement System filed a putative securities class action lawsuit against the Company and certain of its officers in the United States District Court for the Southern District of New York, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between December 9, 2020 and November 4, 2021, captioned City of Hialeah Employees’ Retirement System v. Peloton Interactive, Inc., Case No. 21-cv-09582-ALC (the “Hialeah Action”). On December 2, 2021, Anastasia Deulina filed a related putative securities class action against the same defendants also in the United States District Court for the Southern District of New York captioned Deulina v. Peloton Interactive, Inc., Case No. 21-cv-10266-ALC (the “Deulina Action”). The Hialeah and Deulina Actions allege that Defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act regarding demand for, and supply of, the Company’s products. On January 18, 2022, several purported shareholders filed motions to consolidate the Hialeah and Deulina Actions and to be appointed lead plaintiff. The Court has not yet ruled on those motions. After the Court appoints a lead plaintiff and lead counsel, the parties will negotiate and submit a proposed schedule for lead plaintiff to file a consolidated amended complaint and for defendants to file a motion to dismiss.

In April 2021, DISH Technologies L.L.C., and Sling TV L.L.C. (DISH) filed a complaint in the United States District Court for the Eastern District of Texas. DISH, along with DISH DBS Corporation, also filed a complaint in the United States International Trade Commission (ITC) under Section 337 of the Tariff Act of 1930 against the Company, along with ICON Health & Fitness, Inc. (now iFIT Inc. f/k/a Icon Health & Fitness, Inc.), FreeMotion Fitness, Inc., NordicTrack, Inc., lululemon athletica, inc., and Curiouser Products Inc. d/b/a MIRROR. The complaints allege infringement of various patents related to fitness devices containing internet-streaming enabled video displays. In the ITC complaint, DISH seeks an exclusion order barring the importation of Peloton Connected Fitness devices, and streaming components and systems containing components thereof that infringe one or more of the asserted patents, as well as a cease and desist order preventing the Company from carrying out commercial activities within the United States related to those products. In the Eastern District of Texas complaint, DISH is seeking an order permanently enjoining the Company from infringing the asserted patents, an award of damages for the infringement of the asserted patents, and an award of damages for lost sales. The ITC investigation is ongoing and the Texas litigation remains stayed pending resolution to the ITC investigation.

On February 2, 2022, iFit Inc. (“iFit”) filed a complaint with the United States International Trade Commission (ITC) under Section 337 of the Tariff Act of 1930 against the Company, along with Peloton Interactive, UK Ltd., Tonic Fitness Technology, Inc., and Rexon Industrial Corp., Ltd., alleging infringement of a continuation of a patent that is already at issue in a separate litigation between the Company and iFit, iFit Inc. v. Peloton Interactive Inc., C.A. No. 21-cv-0507-RGA (D. Del)., and that is related to an exercise system that includes a stationary bicycle having pedals, a free weight cradle, as well as a display with one or more processors and memory and programmed workouts. iFit seeks an exclusion order barring the importation of the Peloton exercise system and components that infringe the asserted patent, as well as a cease and desist order preventing the Company from carrying out certain commercial activities within the United States related to such imported products.

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
9. Stockholders' Equity

On November 16, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC as representatives of the several underwriters named therein (collectively, the “Representatives”) relating to the offer and sale by the Company (the “Offering”) of 27,173,912 shares (the “Shares”) of the Company’s Class A common stock, par value $0.000025 per share, which includes 3,260,869 shares of Class A common stock issued and sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares of Class A common stock pursuant to the Underwriting Agreement. The Company sold the Shares to the underwriters at the public offering price of $46.00 per share less underwriting discounts.

The net proceeds to the Company from the Offering were approximately $1.2 billion after deducting the underwriters’ discounts and commissions.
10. Equity-Based Compensation
2019 Equity Incentive Plan
In August 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (the "2019 Plan"), which was subsequently approved by the Company’s stockholders in September 2019. The 2019 Plan serves as the successor to the 2015 Stock Plan (the "2015 Plan"). The 2015 Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. Any reserved shares not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2019 Plan became available for grant under the 2019 Plan and will be issued as Class A common stock. The number of shares reserved for issuance under the 2019 Plan will increase automatically on July 1 of each of 2020 through 2029 by the number of shares of the Company’s Class A common stock equal to 5% of the total outstanding shares of all of the Company’s classes of common stock as of each June 30 immediately preceding the date of increase, or a lesser amount as determined by the Board of Directors. On July 1, 2021, the number of shares of Class A common stock available for issuance under the 2019 Plan was automatically increased according to its terms by 15,007,356 shares. As of December 31, 2021, 59,172,230 shares of Class A common stock are available for future award under the 2019 Plan.

Stock Options
The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2021	57,946,608	$18.47	7.3	$6,119.2
Granted	3,522,970	$96.07
Exercised	(3,157,764)	$9.44		$241.1
Forfeited	(684,266)	$58.32
Outstanding — December 31, 2021	57,627,548	$23.23	7.0	$1,226.5
Vested and Exercisable— December 31, 2021	33,141,759	$11.10	6.2	$891.2

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested - June 30, 2021	28,160,034	$13.52
Granted	3,522,970	$43.15
Early exercised unvested	(13,501)	$2.02
Vested	(6,511,747)	$10.95
Forfeited or expired	(671,967)	$25.87
Unvested - December 31, 2021	24,485,789	$18.13

The aggregate intrinsic value of options outstanding and vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2021. The fair value of the common stock is the closing stock price of the Company's Class A common stock as reported on the Nasdaq Global Select Market. The aggregate intrinsic value of exercised options was $241.1 million and $523.4 million for the six months ended December 31, 2021 and 2020, respectively.

For the six months ended December 31, 2021 and 2020, the weighted-average grant date fair value per option was $43.15 and $36.05, respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

Six Months Ended December 31, 2021
Weighted average risk-free interest rate(1)	1.0%
Weighted average expected term (in years)	6.0
Weighted average expected volatility(2)	47.0%
Expected dividend yield	—
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

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2021	1,785,946	$99.43
Granted	2,667,778	$96.09
Vested and converted to shares	(669,555)	$99.46
Cancelled	(127,989)	$105.80
Outstanding — December 31, 2021	3,656,180	$96.77

Employee Stock Purchase Plan
In August 2019, the Board of Directors adopted, and in September 2019, the Company's stockholders approved, the 2019 Employee Stock Purchase Plan ("ESPP"), through which eligible employees may purchase shares of the Company's Class A common stock at a discount through accumulated payroll deductions. The ESPP became effective on the date the registration statement, in connection with the Company’s IPO, was declared effective by the SEC (the "Effective Date"). The number of shares of the Company's Class A common stock that will be available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2021, the number of shares of Class A common stock available for issuance under the ESPP was automatically increased according to its terms by 3,001,471 shares. As of December 31, 2021, a total of 10,568,799 shares of Class A common stock were available for sale to employees under the ESPP.

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

Unless otherwise determined by the Board of Directors, the purchase price for each share of Class A common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period or the fair market value per share on the last trading day of the applicable purchase period. There was an ESPP reset in the six months ended December 31, 2021 that resulted in a total modification charge of $3.5 million, which is recognized over the new two-year offering period ending August 31, 2023.

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods were as follows:

Six Months Ended December 31, 2021
Weighted average risk-free interest rate	0.5%
Weighted average expected term (in years)	1.2
Weighted average expected volatility	64.9%
Expected dividend yield	—

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

During the three and six months ended December 31, 2021, the Company recorded stock-based compensation expense associated with the ESPP of $4.6 million and $8.2 million, respectively, and $2.2 million and $3.8 million for the three and six months ended December 31, 2020, respectively.

In connection with the offering period which ended on August 31, 2021, employees purchased 293,356 shares of Class A common stock at a weighted-average price of $39.95 under the ESPP. As of December 31, 2021, total unrecognized compensation cost related to the ESPP was $21.6 million, which will be amortized over a weighted-average remaining period of 1.5 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in millions)
Cost of revenue
Connected Fitness Products	$6.6	$2.0	$11.0	$3.5
Subscription	5.1	5.1	8.7	9.5
Total cost of revenue	11.7	7.1	19.7	13.0
Sales and marketing	9.0	4.6	15.5	8.0
General and administrative	38.3	21.2	67.8	37.8
Research and development	12.9	4.6	21.7	8.2
Total stock-based compensation expense	$71.9	$37.5	$124.8	$67.1

As of December 31, 2021, the Company had $738.1 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 3.0 years.
11. Income Taxes
The Company recorded a provision from income taxes of $3.1 million and $5.4 million for the three and six months ended December 31, 2021, respectively, and a benefit of $3.0 million and $1.7 million for the three and six months ended December 31, 2020, respectively. Furthermore, the Company's effective tax rates were (0.71)% and (0.67)% for the three and six months ended December 31, 2021, respectively, and (4.60)% and (1.24)% for the three and six months ended December 31, 2020, respectively. The income tax provision and the effective tax rate is primarily driven by state and international taxes.

The Company maintains a valuation allowance on the majority of its deferred tax assets as it has concluded that it is more likely than not that the deferred assets will not be utilized.
12. Net (Loss) Income Per Share
The computation of basic and diluted net (loss) income per share is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in millions, except share and per share amounts)
Basic net (loss) income per share:
Net (loss) income attributable to common stockholders	$(439.4)	$63.6	$(815.3)	$132.8
Shares used in computation:
Weighted-average common shares outstanding	317,110,297	292,462,184	309,119,648	290,591,037
Basic net (loss) income per share	$(1.39)	$0.22	$(2.64)	$0.46

Diluted net (loss) income per share:
Net (loss) income attributable to common stockholders	$(439.4)	$63.6	$(815.3)	$132.8
Shares used in computation:
Weighted-average common shares outstanding	317,110,297	292,462,184	309,119,648	290,591,037
Weighted-average effect of potentially dilutive securities:
Employee stock options	—	54,271,831	—	53,426,104
Restricted stock units and awards	—	636,056	—	552,394
Shares estimated to be purchased under ESPP	—	516,624	—	424,779
Diluted weighted-average common shares outstanding	317,110,297	347,886,695	309,119,648	344,994,314
Diluted net (loss) income per share	$(1.39)	$0.18	$(2.64)	$0.39

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Employee stock options	44,011,349	65,236	47,438,668	206,467
Restricted stock units and awards	104,006	590	252,433	6,761
Shares estimated to be purchased under ESPP	—	—	56,740	—

The Company expects to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. The conversion option will have a dilutive impact on net loss per share of common stock when the average market price per share of the Company's Class A common stock for a given period exceeds the conversion price of the Notes of $239.23 per share. During the three and six months ended December 31, 2021, the weighted average price per share of the Company's Class A common stock was below the conversion price of the Notes.

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

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in millions)
Connected Fitness Products:
Revenue	$796.4	$870.1	$1,297.4	$1,471.5
Cost of revenue	745.5	562.8	1,186.2	927.0
Gross profit	$51.0	$307.3	$111.3	$544.5
Subscription:
Revenue	$337.5	$194.7	$641.7	$351.2
Cost of revenue	108.3	77.2	210.0	142.2
Gross profit	$229.3	$117.5	$431.7	$209.0
Consolidated:
Revenue	$1,133.9	$1,064.8	$1,939.1	$1,822.7
Cost of revenue	853.7	640.0	1,396.2	1,069.2
Gross profit	$280.2	$424.8	$543.0	$753.5

Reconciliation of Gross Profit
Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable Segment Gross Profit to consolidated (loss) income before tax is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in millions)
Segment Gross Profit	$280.2	$424.8	$543.0	$753.5
Sales and marketing	(349.6)	(177.4)	(633.9)	(292.1)
General and administrative	(248.7)	(141.1)	(489.0)	(249.7)
Research and development	(100.0)	(47.5)	(197.7)	(84.1)
Impairment expense	(7.7)	—	(7.7)	—
Total other (expense) income, net	(10.6)	1.8	(24.6)	3.5
(Loss) income before provision for income taxes	$(436.3)	$60.6	$(809.9)	$131.2
14. Subsequent Events
February 2022 Restructuring Plan
On February 1, 2022, following the Company’s previous disclosure regarding market factors impacting the business, the Company’s Board of Directors approved a restructuring plan to realign the Company’s operational focus to support its multi-year growth, scale the business, and improve costs (the “Restructuring Plan”). The Restructuring Plan includes: (i) reducing the Company’s headcount; (ii) closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for the Company’s previously planned Peloton Output Park; (iii) closing and consolidating several distribution facilities, and (iv) shifting to third-party logistics providers in certain locations. The Company expects the Restructuring Plan to be substantially implemented by the end of fiscal 2024.

In connection with the Restructuring Plan, the Company estimates that it will incur total cash charges of approximately $190 million composed of: (i) approximately $90 million for severance and other related personnel reduction costs; (ii) approximately $40 million related to closing and consolidating several assembly and manufacturing plants and distribution facilities; and (iii) approximately $60 million in capital expenditures. Additionally, the Company expects to recognize approximately $80 million of asset impairment charges in the third fiscal quarter of 2022 in connection with the Restructuring Plan.

The Company expects to achieve at least $800 million in annualized run-rate cost savings as a result of the Restructuring Plan, with the majority expected to be realized by the end of fiscal 2024.

CEO Transition

On February 7, 2022, the Board appointed Barry McCarthy as the Chief Executive Officer and President of the Company to succeed John Foley, the Company’s Co-Founder and former Chief Executive Officer, in this role, and appointed Mr. Foley as Executive Chair of the Board, in each case, as of February 9, 2022 (the “CEO Commencement Date”). Additionally, Mr. McCarthy has been designated as the Company’s principal executive officer, effective as of the CEO Commencement Date. The Company and Mr. McCarthy have entered into an employment offer letter, dated February 7, 2022, in connection with Mr. McCarthy’s appointment as Chief Executive Officer (the “Offer Letter”). As part of the Offer Letter, Mr. McCarthy was granted a stock option award to purchase 8,000,000 shares of the Company’s Class A Common Stock (the “Option Award”). The Option Award will have an exercise price per share equal to the closing price of the Company’s Class A common stock on the CEO Commencement Date and will vest and become exercisable over four years.

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

Overview
Peloton is the largest interactive fitness platform in the world with a loyal community of over 6.6 million Members as of December 31, 2021. We pioneered connected, technology-enabled fitness, and the streaming of immersive, instructor-led boutique classes to our Members anytime, anywhere. We make fitness entertaining, approachable, effective, and convenient, while fostering social connections that encourage our Members to be the best versions of themselves. We define a Member as any individual who has a Peloton account through a paid Connected Fitness Subscription, or a paid Peloton App subscription.

Our Connected Fitness Product portfolio includes the Peloton Bike, Bike+, and the Peloton Tread and Tread+. Our revenue is generated primarily from the sale of our Connected Fitness Products and associated recurring Subscription revenue. We have historically experienced significant growth in sales of our Connected Fitness Products, which, when combined with our low Average Net Monthly Connected Fitness Churn has led to significant growth in Connected Fitness Subscriptions. From the three months ended December 31, 2020 to the three months ended December 31, 2021, total revenue grew 6%, and our Connected Fitness Subscription base grew 66%.

Our financial profile has been characterized by strong growth, strong retention, recurring revenue, and efficient customer acquisition. Our low Average Net Monthly Connected Fitness Churn, together with our high Subscription Contribution Margin, has allowed us to generate value from our Connected Fitness Subscriptions. When we acquire new Connected Fitness Subscriptions, we are often able to offset a portion of our subscription acquisition costs with the gross profit earned on our Connected Fitness Products.

For the three months ended December 31, 2021 and 2020:

•We generated total revenue of $1,133.9 million, and $1,064.8 million, respectively~~;~~
•As of December 31, 2021 and 2020, we had 2,766,816 and 1,667,223 Connected Fitness Subscriptions, respectively;
•Our Average Net Monthly Connected Fitness Churn was 0.79% and 0.76%, respectively;
•We recognized net (loss) income of $(439.4) million and $63.6 million, respectively;
•Our Adjusted EBITDA was $(266.5) million and $116.9 million, respectively;
•Our Subscription Gross Margin was 67.9% and 60.3%, respectively; and
•Our Subscription Contribution Margin was 71.4% and 65.3%, respectively.

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

Second quarter fiscal 2022 update and recent developments
As discussed last quarter, forecasting our business during the COVID-19 pandemic, particularly in its more recent stages, has proven to be very challenging. While we have been able to grow more than we anticipated just two years ago, fluctuations in demand and supply that we have been navigating during this time period have led us to grow our operations beyond what we believe is currently best suited to our business. Although our belief in the positive long-term outlook for Connected Fitness remains unchanged, the long-term cost demands of our business require us to recalibrate our near-term expectations. Additionally, while demand for our Connected Fitness products has continued to strongly outpace pre-pandemic levels, we have had significant difficulty in predicting near-term consumer demand and, as a result, our expected near-term operating performance. See “Risk Factors—Risks Related to Our Business—Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.”

February 2022 Restructuring Plan
On February 1, 2022, following our previous disclosure regarding market factors impacting our business, our board of directors approved a restructuring plan to realign our operational focus to support our multi-year growth, scale our business, and improve costs (the “Restructuring Plan”). The Restructuring Plan includes: (i) reducing our headcount by approximately 2,800 global positions; (ii) closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for our previously planned Peloton Output Park; (iii) closing and consolidating several distribution facilities; and (iv) shifting to third-party logistics providers in certain locations. We expect the Restructuring Plan to be substantially implemented by the end of fiscal 2024.

In connection with the Restructuring Plan, we estimate that we will incur total cash charges of approximately $190 million composed of: (i) approximately $90 million for severance and other related personnel reduction costs; (ii) approximately $40 million related to closing and/or consolidating several assembly and/or manufacturing plants and distribution facilities; and (iii) approximately $60 million in capital expenditures. We also intend to reduce our planned capital expenditures in fiscal 2022 by approximately $150 million (net of anticipated restructuring expenditures). Additionally, we expect to recognize approximately $80 million of asset impairment charges in the third fiscal quarter of 2022 in connection with the Restructuring Plan.

We expect to achieve at least $800 million in annualized run-rate cost savings as a result of the Restructuring Plan, with the majority expected to be realized by the end of fiscal 2024.

However, we may not be able to fully realize the cost savings and benefits initially anticipated from the Restructuring Plan, and the expected costs may be greater than expected. See “Risk Factors—Risks Related to Our Business—We may not successfully execute or achieve the expected benefits of our restructuring initiative, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.”

Introducing Peloton Guide
We are excited to officially announce the launch of Peloton Guide, our first connected fitness strength product, on or around April 9. The Peloton App already enables Members to stream great fitness workouts with world-class instructors on any screen in their home, including their TV. Priced at $495, we believe Guide further enhances the full-body workout experience through a number of unique product features:
•Body activity features allow members to see what movements will be in a class, understand correct form, and see which muscles were worked each day to guide the next workout.
•Metric-driven accountability through a smart camera with Peloton's unique Movement Tracker pushes our Members to complete every strength movement in every class.
•Form matching via a picture-in-picture feature lets Members simultaneously see themselves side by side with the instructor.
•The all-new Peloton Heart Rate Band that comes with the Guide empowers Members to understand exertion levels and track effort.
Guide will be supported with dedicated content, including exclusive programs for all levels, live full-body training classes with instructors, and an extensive move library to help Members learn and perfect proper form. Guide represents a compelling value in the strength category and we will continue to add new features and content over the air to continuously improve the value proposition.

Content
Music has always been at the heart of the Peloton experience. Our sizable and growing Member base made us a sought-after partner for the music industry. During fiscal quarter ended December 31, 2021, we announced the newest installment of our Peloton x Beyoncé Artist Series, which featured 22 classes across nine modalities and three languages and our Ivy Park collaboration. We were also thrilled to feature our first ever Artist Series featuring Taylor Swift, a long-standing top Member request, as well as series centered around Queen, the Foo Fighters, ABBA, and The Beatles, among others. In total, Members took over 5 million Artist Series classes during the second quarter, an over 50% sequential increase compared to the first quarter.

In the second quarter of fiscal 2022, we launched Boxing, which represented the last leg of a two-year fitness modality development plan, totaling 14 fitness modalities. Boxing is an engaging and efficient full body workout that appeals to all fitness levels and has been on our Member wishlist for years. Our initial offering is a Boxing Program featuring 3 of our instructors and, based on Member response, we have already added to our class strategy and intend to continue expanding the content and instructor offering going forward.

During the second quarter of fiscal 2022, we also added our first adaptive athlete instructor, Logan Aldridge, in furtherance of our commitment to being one of the most inclusive fitness brands in the world. In addition to teaching classes, Logan also serves in an off-air training specialist role, assisting all of our instructors to help ensure their content is accessible and inclusive.

Software
In October 2021, we launched Guest Pass, a referral program enabling members to share extended Peloton App trials with their friends. Available on iOS and web, Guest Pass leverages our growing word of mouth flywheel to bring high-quality incremental users into our ecosystem. The early results are encouraging, with users referred via Guest Pass completing more workouts and converting to paid Digital and Connected Fitness Subscriptions at a higher rate than those acquired by other means.

Product recall update
On May 5, 2021, we announced separate, voluntary recalls of each of our Tread+ and Tread products in collaboration with the U.S. Consumer Product Safety Commission (“CPSC”) and halted sales of these products to work on product enhancements. Members were notified that they could return their Tread or Tread+ for a full refund, or wait until a solution is available. Tread+ owners were also given the option to have Peloton move their Tread+ to a different location within their home. For the three and six months ended December 31, 2021, the Company accrued for a reduction to Connected Fitness Products revenue for actual and estimated future returns of $7.4 million and $18.9 million, respectively, and a return reserve of $26.7 million is included within Accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets related to the impacts of the recall as of December 31, 2021. We expect to continue to incur additional costs which could include costs for which we have not accrued or established adequate reserves, including increases to the return reserves, inventory write-downs, logistics costs associated with Member requests to return or move their hardware, subscription waiver variable costs of service, anticipated recall-related hardware development and repair costs, and related legal and advisory fees. Recall charges are based upon estimates associated with our expected and historical consumer response rates. We announced a repair for the Tread in August 2021, shortly before resuming sales. We continue to work on potential hardware enhancements for Tread+, which remains recalled. Our plans for the Tread+ recall is still being finalized and actual costs related to this matter may vary from the estimate, and may result in further impacts to our future results of operations and business. See “Risk Factors—Risks Related to Our Connected Fitness Products and Members—We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater product returns than expected, either of which could have an adverse effect on our business, financial condition, and operating results.”
Key Operational and Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended December 31,
	2021	2020
Ending Connected Fitness Subscriptions	2,766,816	1,667,223
Average Net Monthly Connected Fitness Churn	0.79%	0.76%
Total Workouts (in millions)	123.2	98.1
Average Monthly Workouts per Connected Fitness Subscription	15.5	21.1
Subscription Gross Profit (in millions)	$229.3	$117.5
Subscription Contribution (in millions)(1)	$240.9	$127.2
Subscription Gross Margin	67.9%	60.3%
Subscription Contribution Margin(1)	71.4%	65.3%
Net (loss) income (in millions)	$(439.4)	$63.6
Adjusted EBITDA (in millions)(2)	$(266.5)	$116.9
Adjusted EBITDA Margin(2)	(23.5)%	11.0%
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

Connected Fitness Subscriptions
Our ability to expand the number of Connected Fitness Subscriptions is an indicator of our market penetration and growth. We define a “Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, who has either paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers) or requested a “pause” to their subscription for up to three months. We do not include canceled or unpaid Connected Fitness Subscriptions in the Connected Fitness Subscription count.

Average Net Monthly Connected Fitness Churn
We use Average Net Monthly Connected Fitness Churn to measure the retention of our Connected Fitness Subscriptions. We define “Average Net Monthly Connected Fitness Churn” as Connected Fitness Subscription cancellations, net of reactivations, in the quarter, divided by the average number of beginning Connected Fitness Subscriptions in each month, divided by three months. This metric does not include data related to our Peloton Digital subscriptions for Members who pay a monthly fee for access to our content library on their own devices.

Total Workouts and Average Monthly Workouts per Connected Fitness Subscription
We review Total Workouts and Average Monthly Workouts per Connected Fitness Subscription to measure engagement, which is the leading indicator of retention for our Connected Fitness Subscriptions. We define “Total Workouts” as all workouts completed during a given period. We define a “Workout” as the completion of at least 50% of an instructor-led class or scenic ride or run, or ten or more minutes of “Just Ride” or “Just Run” mode by a Member associated with a Connected Fitness Subscription. We define “Average Monthly Workouts per Connected Fitness Subscription” as the Total Workouts completed in the quarter divided by the average number of Connected Fitness Subscriptions in each month, divided by three months.
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

Subscription

Subscription revenue consists of revenue generated from our monthly Connected Fitness Subscription and Peloton Digital subscription.

As of December 31, 2021, 99% and 90% of our Connected Fitness Subscription and Peloton Digital subscription bases were paying month-to-month, respectively.

If a Connected Fitness Subscription owns both a Bike and Tread product in the same household, the price of the Subscription remains $39.00 monthly. As of December 31, 2021, approximately 4% of our Connected Fitness Subscriptions owned both a Bike and Tread product.

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

General and administrative
General and administrative expense includes personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal, human resources, IT functions and member support. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax and accounting services, depreciation of property and equipment, and insurance, as well as litigation settlement costs.

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

Impairment expense
Impairment expense consists of non-cash impairment charges relating to long-lived assets. Impairments are determined using management’s judgment about our anticipated ability to continue to use fixed assets in-service and under development, current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. Management disposes of fixed assets during the regular course of business due to damage, obsolescence, strategic shifts, and loss.

Non-operating income and expenses
Other (expense) income, net
Other (expense) income, net consists of interest (expense) income, unrealized and realized gains (losses) on investments, and impacts from foreign exchange transactions.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in millions)		(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$796.4	$870.1	$1,297.4	$1,471.5
Subscription	337.5	194.7	641.7	351.2
Total revenue	1,133.9	1,064.8	1,939.1	1,822.7
Cost of revenue(1)(2)
Connected Fitness Products	745.5	562.8	1,186.2	927.0
Subscription	108.3	77.2	210.0	142.2
Total cost of revenue	853.7	640.0	1,396.2	1,069.2
Gross profit	280.2	424.8	543.0	753.5
Operating expenses
Sales and marketing(1)(2)	349.6	177.4	633.9	292.1
General and administrative(1)(2)	248.7	141.1	489.0	249.7
Research and development(1)(2)	100.0	47.5	197.7	84.1
Impairment expense	7.7	—	7.7	—
Total operating expenses	705.9	366.0	1,328.3	625.8
(Loss) income from operations	(425.7)	58.8	(785.4)	127.7
Other (expense) income, net	(10.6)	1.8	(24.6)	3.5
(Loss) income before provision for income taxes	(436.3)	60.6	(809.9)	131.2
Income tax expense (benefit)	3.1	(3.0)	5.4	(1.7)
Net (loss) income	$(439.4)	$63.6	$(815.3)	$132.8
____________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in millions)		(in millions)
Cost of revenue
Connected Fitness Products	$6.6	$2.0	$11.0	$3.5
Subscription	5.1	5.1	8.7	9.5
Total cost of revenue	11.7	7.1	19.7	13.0
Sales and marketing	9.0	4.6	15.5	8.0
General and administrative	38.3	21.2	67.8	37.8
Research and development	12.9	4.6	21.7	8.2
Total stock-based compensation expense	$71.9	$37.5	$124.8	$67.1
____________________

(2) Includes depreciation and amortization expense as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in millions)		(in millions)
Cost of revenue
Connected Fitness Products	$4.6	$1.6	$8.2	$2.9
Subscription	6.4	4.6	11.9	9.0
Total cost of revenue	11.0	6.2	20.0	11.8
Sales and marketing	8.0	3.3	12.4	6.2
General and administrative	11.9	2.0	21.7	4.8
Research and development	5.1	1.3	10.1	1.4
Total depreciation and amortization expense	$36.1	$12.8	$64.2	$24.2
Comparison of the Three and Six Months Ended December 31, 2021 and 2020
Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$796.4	$870.1	(8.5)%	$1,297.4	$1,471.5	(11.8)%
Subscription	337.5	194.7	73.4	641.7	351.2	82.7
Total revenue	$1,133.9	$1,064.8	6.5%	$1,939.1	$1,822.7	6.4%
Percentage of revenue
Connected Fitness Products	70.2%	81.7%		66.9%	80.7%
Subscription	29.8	18.3		33.1	19.3
Total	100.0%	100.0%		100.0%	100.0%
Three and Six Months Ended December 31, 2021 and 2020
Connected Fitness Products revenue decreased $73.7 million and $174.0 million for the three and six months ended December 31, 2021, respectively, compared to the three and six months ended December 31, 2020, respectively. This decrease was primarily attributable to fewer Bike and Tread+ deliveries, a price reduction on our Bike from $1,895 to $1,495 in August 2021, and charges associated with the voluntary product recalls, partially offset by increased Tread deliveries for the three and six months ended December 31, 2021. The decrease in Bike deliveries was primarily due to a return to our historical seasonality following the strong increase in demand for home fitness during the height of the COVID-19 pandemic during the three and six months ended December 31, 2020. The decrease was partially offset by revenues generated from Precor-branded commercial products of $71.3 million and $133.7 million for the three and six months ended December 31, 2021, respectively.

Subscription revenue increased $142.9 million and $290.5 million for the three and six months ended December 31, 2021, respectively, compared to the three and six months ended December 31, 2020, respectively. This increase was primarily attributable to the year-over-year growth in our Connected Fitness Subscriptions. The growth of our Connected Fitness Subscriptions was primarily driven by the number of Connected Fitness Products delivered over the past 12 months under new Subscriptions and our low Average Net Monthly Connected Fitness Churn of 0.79% and 0.81% for the three and six months ended December 31, 2021, respectively.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended December 31,			Six Months Ended December 31,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)
Cost of Revenue:
Connected Fitness Products	$745.5	$562.8	32.4%	$1,186.2	$927.0	28.0%
Subscription	$108.3	$77.2	40.2	210.0	142.2	47.7
Total cost of revenue	$853.7	$640.0	33.4%	$1,396.2	$1,069.2	30.6%
Gross Profit:
Connected Fitness Products	$51.0	$307.3	(83.4)%	$111.3	$544.5	(79.6)%
Subscription	$229.3	$117.5	95.2	431.7	209.0	106.5
Total Gross profit	$280.2	$424.8	(34.0)%	$543.0	$753.5	(27.9)%
Gross Margin:
Connected Fitness Products	6.4%	35.3%		8.6%	37.0%
Subscription	67.9%	60.3%		67.3%	59.5%

Three Months Ended December 31, 2021 and 2020

Connected Fitness Products cost of revenue for the three months ended December 31, 2021 increased $182.6 million, or 32.4%, compared to the three months ended December 31, 2020. This increase was primarily driven by costs associated with Precor-branded commercial products of $60.0 million, increased Tread costs of $53.9 million driven by our launch of the Tread in the first quarter of fiscal 2022, and increased shipping and delivery costs of $42.0 million, partially offset by fewer deliveries for the three months ended December 31, 2021 compared to the three months ended December 31, 2020.

Our Connected Fitness Product Gross Margin decreased to 6.4% for the three months ended December 31, 2021, compared to 35.3% for the three months ended December 31, 2020, which was primarily driven by the price reduction on our Bike from $1,895 to $1,495, fixed logistics cost deleveraging, increased material and component part costs, and charges associated with the voluntary recalls of Tread+ and Tread.

Subscription cost of revenue for the three months ended December 31, 2021 increased $31.1 million, or 40.2%, compared to the three months ended December 31, 2020. This increase was primarily driven by an increase of $25.0 million in music royalties and platform streaming costs and an increase of $4.4 million in personnel-related expenses, including stock-based compensation expense, due to increased headcount and employee stock grants.

Subscription Gross Margin increased by 758 basis points for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, primarily driven by fixed cost leverage with more Connected Fitness Subscriptions as well as modest efficiencies associated with certain variable costs.

Six Months Ended December 31, 2021 and 2020

Connected Fitness Products cost of revenue for the six months ended December 31, 2021 increased $259.2 million or 28.0%, compared to the six months ended December 31, 2020. This increase was primarily driven by costs of $103.7 million associated with Precor-branded commercial products, increased shipping and delivery costs of $87.4 million, and increased Tread costs of $45.8 million primarily driven by launch of Tread in the first quarter of fiscal 2022, partially offset by fewer deliveries for the six months ended December 31, 2021 compared to the six months ended December 31, 2020.

Our Connected Fitness Product Gross Margin decreased to 8.6% from 37.0% for the six months ended December 31, 2021 compared to the six months ended December 31, 2020 primarily driven by the price reduction on our Bike from $1,895 to $1,495, fixed logistics cost deleveraging, charges associated with the voluntary recalls of Tread+ and Tread, and increased materials and component part costs.

Subscription cost of revenue for the six months ended December 31, 2021 increased $67.8 million, or 47.7%, compared to the six months ended December 31, 2020. This increase was primarily driven by an increase of $52.5 million in music royalties and platform streaming costs and an increase of $9.7 million in personnel-related expenses, excluding stock-based compensation expense, due to increased headcount.

Subscription Gross Margin increased by 776 basis points for the six months ended December 31, 2021 compared to the six months ended December 31, 2020, primarily driven by fixed cost leverage with more Connected Fitness Subscriptions as well as modest efficiencies associated with certain variable costs.

Operating Expenses
Sales and Marketing

	Three Months Ended December 31,			Six Months Ended December 31,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)
Sales and marketing	$349.6	$177.4	97.0%	$633.9	$292.1	117.0%
As a percentage of total revenue	30.8%	16.7%		32.7%	16.0%

Three and Six Months Ended December 31, 2021 and 2020

Sales and marketing expense increased $172.1 million and $341.9 million in the three and six months ended December 31, 2021, respectively, compared to the three and six months ended December 31, 2020. These increases were primarily due to an increase in spending on advertising and marketing programs of $146.6 million and $294.4 million during the three and six months ended December 31, 2021, respectively. We significantly reduced marketing spend in the three and six months ended December 31, 2020 due to the organic demand driven by the pandemic as well as ongoing supply chain challenges, and resumed in the second half of fiscal 2021 given our improved order-to-delivery position.

General and Administrative

	Three Months Ended December 31,			Six Months Ended December 31,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)
General and administrative	$248.7	$141.1	76.3%	$489.0	$249.7	95.8%
As a percentage of total revenue	21.9%	13.2%		25.2%	13.7%

Three and Six Months Ended December 31, 2021 and 2020

General and administrative expense increased $107.6 million and $239.3 million in the three and six months ended December 31, 2021, respectively, when compared to the three and six months ended December 31, 2020. These increases were primarily due to an increase in professional services fees and IT costs associated with ongoing systems implementations of $48.2 million and $111.2 million during the three and six months ended December 31, 2021, respectively, which costs related primarily to the upgrading of our back-office systems and infrastructure as well as integration costs related to our acquisitions. These increases were also due to an increase in personnel-related expenses of $43.0 million and $90.5 million for the three and six months ended December 31, 2021, respectively, including stock-based compensation expense, due to increased headcount and employee stock grants, respectively.

Research and Development

	Three Months Ended December 31,			Six Months Ended December 31,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)
Research and development	$100.0	$47.5	110.5%	$197.7	$84.1	135.1%
As a percentage of total revenue	8.8%	4.5%		10.2%	4.6%
Three and Six Months Ended December 31, 2021 and 2020

Research and development expense increased $52.5 million and $113.6 million in the three and six months ended December 31, 2021, respectively, when comparing the three and six months ended December 31, 2020. This increase was primarily due to an increase in personnel-related expenses, which, including stock-based compensation expense, increased $32.8 million and $66.1 million in the three and six months ended December 31, 2021, respectively, due to increased headcount and employee stock grants, and an increase of $13.0 million and $33.3 million in product development and research costs in the three and six months ended December 31, 2021, respectively, associated with development of new software features and products.

Impairment expense

	Three Months Ended December 31,			Six Months Ended December 31,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)
Impairment expense	$7.7	$—	NM	$7.7	$—	NM
As a percentage of total revenue	0.7%	—%		0.4%	—%

Impairment expense comprised of the disposal of lease build out costs for the three and six months ended December 31, 2021.

The Company reviews goodwill for impairment annually on April 1 of each fiscal year or whenever events or changes in circumstances indicate that an impairment may exist (“a triggering event”). Coming out of holiday season, management identified various qualitative factors that collectively, indicated we had a triggering event, including (i) softening demand; (ii) increased costs of inventory and logistics; and (iii) sustained decrease in stock price. The Company performed a quantitative assessment and the fair value of the Connected Fitness reporting unit was determined by analyzing the expected present value of future cash flows, incorporating forecasts and assumptions. These forecasts and assumptions are highly subjective. See “Risk Factors—General Risk Factors— If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.” Although the quantitative assessment as of December 31, 2021 indicated goodwill was not impaired, given the results of our quantitative assessment, the Connected Fitness reporting unit is at risk for future goodwill impairment because it is reasonably possible that, among other factors, continued softening demand, increased costs of inventory and continual stock price volatility and downward pressure on the Company's market cap could have a material impact on one or more of the estimates and assumptions used to evaluate goodwill.

Other (Expense) Income, Net and Income Tax Expense

	Three Months Ended December 31,			Six Months Ended December 31,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)
Other (expense) income, net	$(10.6)	$1.8	NM	$(24.6)	$3.5	NM
Income tax expense (benefit)	$3.1	$(3.0)	NM	$5.4	$(1.7)	NM
___________________________
*NM - not meaningful

Other (expense), net, was comprised of the following for the three and six months ended December 31, 2021:

•Interest expense primarily related to the amortization of the convertible notes discount and deferred financing costs of $(8.8) million and $(17.4) million;
•Interest income from cash, cash equivalents, and short-term investments of $0.3 million and $0.9 million;
•Foreign exchange losses of $(1.7) million and $(7.6) million; and
•Unrealized losses on short-term investments of $(0.4) million and $(0.4) million, respectively.

Other income, net, was comprised of the following for the three and six months ended December 31, 2020:

•Interest expense primarily related to the secured revolving credit facility of $(0.4) million and $(0.8) million;
•Interest income from cash, cash equivalents, and short-term investments of $2.3 million and $5.1 million; and
•Foreign exchange losses of $(0.1) million and $(0.8) million.

Income tax expense for the three and six months ended December 31, 2021 of $3.1 million and $5.4 million, respectively, was primarily due to state and international taxes.
Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance.
Adjusted EBITDA and Adjusted EBITDA Margin
We calculate Adjusted EBITDA as net (loss) income adjusted to exclude: other expense (income), net; income tax expense (benefit); depreciation and amortization expense; stock-based compensation expense; impairment expense; product recall costs; litigation and settlement expenses; transaction and integration costs; reorganization, severance, exit, disposal and other costs associated with restructuring plans; and other adjustment items that arise outside the ordinary course of our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue.

We use Adjusted EBITDA and Adjusted EBITDA Margin as measures of operating performance and the operating leverage in our business. We believe that these non-GAAP financial measures are useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

•Adjusted EBITDA and Adjusted EBITDA Margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization expense, other expense (income), net, and provision for income taxes that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired;
•Our management uses Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with financial measures prepared in accordance with GAAP for planning purposes, including the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance; and
•Adjusted EBITDA and Adjusted EBITDA Margin provide consistency and comparability with our past financial performance, facilitate period-to-period comparisons of our core operating results, and may also facilitate comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

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
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect certain litigation expenses, consisting of legal settlements and related fees for specific proceedings that we have determined arise outside of the ordinary course of business based on the following considerations which we assess regularly: (1) the frequency of similar cases that have been brought to date, or are expected to be brought within two years; (2) the complexity of the case; (3) the nature of the remedy(ies) sought, including the size of any monetary damages sought; (4) offensive versus defensive posture of us; (5) the counterparty involved; and (6) our overall litigation strategy;
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
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect reorganization, severance, exit, disposal and other costs associated with restructuring plans; and
•The expenses and other items that we exclude in our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results and we may, in the future, exclude other significant, unusual or non-recurring expenses or other items from these financial measures. Because companies in our industry may calculate such measures differently than we do, their usefulness as comparative measures can be limited.

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to Net (loss) income, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(dollars in millions)
Net (loss) income	$(439.4)	$63.6	$(815.3)	$132.8
Adjusted to exclude the following:
Other expense (income), net	10.6	(1.8)	24.6	(3.5)
Income tax expense (benefit)	3.1	(3.0)	5.4	(1.7)
Depreciation and amortization expense	36.1	12.8	64.2	24.2
Stock-based compensation expense	71.9	37.5	124.8	67.1
Impairment expense	7.7	—	7.7	—
Product recalls(1)	14.7	—	27.5	—
Litigation and settlement expenses (2)	25.3	4.4	51.8	7.5
Transaction and integration costs (3)	0.9	3.4	4.0	3.4
Other adjustment items (4)	2.7	—	5.2	5.9
Adjusted EBITDA	$(266.5)	$116.9	$(500.1)	$235.8
Adjusted EBITDA Margin	(23.5)%	11.0%	(25.8)%	12.9%
______________________
(1) Represents adjustments and charges associated with the Tread and Tread+ product recall, as well as accrual adjustments. These include a reduction to Connected Fitness Products revenue for actual and estimated future returns of $7.4 million and $18.9 million, recorded costs in Connected Fitness Products cost of revenue associated with inventory write-downs and logistic costs of $5.2 million and $5.7 million, and operating expenses of $2.1 million and $3.0 million associated with recall-related hardware development costs, in each case for the three and six months ended December 31, 2021, respectively.
(2) Includes litigation-related expenses for certain non-recurring patent infringement litigation, consumer arbitration, and product recalls for the three and six months ended December 31, 2021.
(3) Includes transaction and integration costs primarily associated with the acquisition and integration of Precor Fitness for the three and six months ended December 31, 2021 and December 31, 2020.
(4) Includes gains (losses) on disposal of fixed assets of $1.7 million and costs associated with restructuring plans of $1.0 million for the three months ended December 31, 2021 and gains (losses) on disposal of fixed assets of $2.3 million, short-term non-cash purchase accounting adjustment amortization of $1.9 million, and costs associated with restructuring plans of $1.0 million for the six months ended December 31, 2021. Includes $5.9 million of incremental costs associated with COVID-19 for the six months ended December 31, 2020.

Subscription Contribution and Subscription Contribution Margin
We define “Subscription Contribution” as Subscription revenue less cost of Subscription revenue, adjusted to exclude from cost of Subscription revenue, depreciation and amortization expense, and stock-based compensation expense. Subscription Contribution Margin is calculated by dividing Subscription Contribution by Subscription revenue.
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

The following table presents a reconciliation of Subscription Contribution to Subscription Gross Profit, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(dollars in millions)
Subscription Revenue	$337.5	$194.7	$641.7	$351.2
Less: Cost of Subscription	108.3	77.2	210.0	142.2
Subscription Gross Profit	$229.3	$117.5	$431.7	$209.0
Subscription Gross Margin	67.9%	60.3%	67.3%	59.5%
Add back:
Depreciation and amortization expense	$6.4	$4.6	$11.9	$9.0
Stock-based compensation expense	5.1	5.1	8.7	9.5
Subscription Contribution	$240.9	$127.2	$452.3	$227.6
Subscription Contribution Margin	71.4%	65.3%	70.5%	64.8%

The continued growth of our Connected Fitness Subscription base will allow us to improve our Subscription Contribution Margin. While there are variable costs, including music royalties, associated with our Connected Fitness Subscriptions, a significant portion of our content creation costs are fixed given that we operate with a limited number of production studios and instructors. We expect the fixed nature of those expenses to scale over time as we grow our Connected Fitness Subscription base.
Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, as well as cash flows from operating activities. As of December 31, 2021, we had cash and cash equivalents of approximately $1.6 billion.

We anticipate approximately $240 million to $280 million of capital expenditures over the next 12 months, which includes amounts related to the completion of the shell facility for our previously planned Peloton Output Park, as well as investments in product development and systems implementations.

We believe our existing cash and cash equivalent balances, cash flow from operations, and amounts available for borrowing under our Amended Credit Agreement (described below) will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, timing and amount of spending related to acquisitions, the timing and amount of spending on research and development and manufacturing initiatives, the timing and financial impact of product recalls, sales and marketing activities, the timing of new product introductions, market acceptance of our Connected Fitness Products, timing and investments needed for international expansion, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

February 2022 Restructuring Plan
On February 1, 2022, following our previous disclosure regarding market factors impacting our business, our board of directors approved a restructuring plan to realign our operational focus to support our multi-year growth, scale our business, and improve costs (the “Restructuring Plan”). The Restructuring Plan includes: (i) reducing our headcount by approximately 2,800 global positions; (ii) closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for our previously planned Peloton Output Park; (iii) closing and consolidating several distribution facilities; and (iv) shifting to third-party logistics providers in certain locations. We expect the Restructuring Plan to be substantially implemented by the end of fiscal 2024.

In connection with the Restructuring Plan, we estimate that we will incur total cash charges of approximately $190 million composed of: (i) approximately $90 million for severance and other related personnel reduction costs; (ii) approximately $40 million related to closing and consolidating several assembly and manufacturing plants and distribution facilities; and (iii) approximately $60 million in capital expenditures. We also intend to reduce our planned capital expenditures in fiscal 2022 by approximately $150 million (net of anticipated restructuring expenditures). Additionally, we expect to recognize approximately $80 million of asset impairment charges in the third fiscal quarter of 2022 in connection with the Restructuring Plan.

We expect to achieve at least $800 million in annualized run-rate cost savings as a result of the Restructuring Plan, with the majority expected to be realized by the end of fiscal 2024.

We may not be able to realize the cost savings and benefits initially anticipated as a result of the Restructuring Plan, and the costs may be greater than expected. See “Risk Factors—Risks Related to Our Business—We may not successfully execute or achieve the expected benefits of our restructuring initiative, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.”

Convertible Notes
In February 2021, we issued $1.0 billion aggregate principal amount of 0% Convertible Senior Notes due 2026 (the “Notes”) in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $125.0 million. The Notes were issued pursuant to an Indenture (the “Indenture”) between us and U.S. Bank National Association, as trustee. The Notes are our senior unsecured obligations and do not bear regular interest, and the principal amount of the Notes does not accrete. The net proceeds from the offering were approximately $977.2 million, after deducting the initial purchasers’ discounts and commissions and our offering expenses.

Capped Call Transactions
In connection with the offering of the Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “Capped Call Transactions”). The Capped Call Transactions have an initial strike price of approximately $239.23 per share, subject to adjustments, which corresponds to the approximate initial conversion price of the Notes. The cap price of the Capped Call Transactions will initially be approximately $362.48 per share. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, 6.9 million shares of Class A Common Stock. The Capped Call Transactions are expected generally to reduce potential dilution to the Class A Common Stock upon any conversion of Notes and/or offset any potential cash payments we would be required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. If, however, the market price per share of Class A Common Stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the Class A Common Stock exceeds the cap price of the Capped Call Transactions.

Class A Common Stock Offering
On November 16, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC as representatives of the several underwriters named therein (collectively, the “Representatives”) relating to the offer and sale by the Company (the “Offering”) of 27,173,912 shares (the “Shares”) of the Company’s Class A common stock, par value $0.000025 per share, which includes 3,260,869 shares of Class A common stock issued and sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares of Class A common stock pursuant to the Underwriting Agreement. We sold the Shares to the underwriters at the public offering price of $46.00 per share less underwriting discounts. The net proceeds from the Offering were approximately $1.2 billion, after deducting the underwriters’ discounts and commissions and our offering expenses.

Amended and Restated Credit Agreement
In June 2019, we entered into an amended and restated loan and security agreement (the “Amended and Restated Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent, lead arranger and bookrunner and Bank of America, N.A., Barclays Bank PLC, Goldman Sachs Lending Partners LLC and Silicon Valley Bank, as joint syndication agents, which amended and restated our prior secured revolving credit facility.

On February 8, 2021, we entered into a First Amendment (the “First Amendment”) to the Amended and Restated Credit Agreement to revise certain covenants that restricted the incurrence of indebtedness to permit the Capped Call Transactions and issuance of the Notes.

On March 18, 2021, we entered into a Joinder Agreement (the "Joinder") to the Amended and Restated Credit Agreement, as amended by the First Amendment, to provide for an increase of the commitments available under the revolving credit facility from $250.0 million to $285.0 million.

On December 10, 2021, we entered into a Second Amendment (the “Second Amendment”) to the Amended and Restated Revolving Credit Agreement (as amended by the First Amendment, the Joinder and the Second Amendment, the “Credit Agreement”). The Second Amendment amends certain provisions of the Credit Agreement to, among other changes, increase the lenders’ aggregate commitments to extend credit to us from an aggregate amount of $285.0 million in revolving loans to an aggregate amount of $500.0 million in revolving loans, extend the maturity date for $465.0 million of the commitments to December 10, 2026 with $35.0 million of the commitments expiring on June 20, 2024, and modify certain covenants contained therein.

The Credit Agreement provides for a $500.0 million secured revolving credit facility, including up to the lesser of $250.0 million and the aggregate unused amount of the facility for the issuance of letters of credit. Interest on the Amended Credit Agreement is paid based on SOFR plus 2.25% or an Alternative Base Rate plus 1.25% for revolving loans maturing on December 10, 2026, and is paid based on SOFR plus 2.75% or an Alternative Base Rate plus 1.75% for revolving loans maturing on June 20, 2024. We are required to pay an annual commitment fee of 0.325% and 0.375% on a quarterly basis based on the unused portion of the revolving credit facility for the revolving loans maturing on December 10, 2026 and June 20, 2024, respectively. As of December 31, 2021, we had not drawn on the credit facility and did not have outstanding borrowings under the Amended Credit Agreement. As of December 31, 2021, we had outstanding letters of credit totaling $4.8 million issued primarily to cover security deposits for an operating lease obligation.

We have the option to repay our borrowings under the Credit Agreement without premium or penalty prior to maturity. The Credit Agreement contains customary affirmative covenants as well as customary covenants that restrict our ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Credit Agreement also contains certain financial condition covenants, including maintaining a total level of liquidity of not less than $250.0 million and maintaining a minimum total four-quarter revenue level of $3.0 billion (which are replaced with a covenant to maintain a minimum debt to adjusted EBITDA ratio upon the Company’s meeting a specified adjusted EBITDA threshold). As of December 31, 2021, we were in compliance with the covenants under the Credit Agreement. At December 31, 2021, we were contingently liable for approximately $4.8 million in standby letters of credit as security for an operating lease obligation. In addition, we are required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of December 31, 2021, we had $86.8 million in letters of credit, which are classified as Restricted cash on its condensed consolidated balance sheets.

Cash Flows

	Six Months Ended December 31,
	2021	2020
	(in millions)
Net cash (used in) provided by operating activities	$(1,007.6)	$510.5
Net cash provided by (used in) investing activities	299.6	(346.7)
Net cash provided by financing activities	1,287.2	43.6

Operating Activities
Net cash used in operating activities of $1,007.6 million for the six months ended December 31, 2021 was primarily due to a net loss of $815.3 million and a decrease in net change in operating assets and liabilities of $460.4 million, partially offset by an increase in non-cash adjustments of $265.7 million. The increase in net operating assets and liabilities was primarily due to a $601.5 million increase in inventory levels as we ramped up supply to support anticipated demand ahead of the holiday season and prepared for the relaunch of Tread in the United States, Canada, U.K. and Germany, partially offset by a $172.2 million increase in Accounts payable and accrued expenses related to increased inventory and other expenditures to support general business growth, and $75.8 million increase in Customer deposits and deferred revenue driven by timing of sales and deliveries in the quarter. Non-cash adjustments primarily consisted of stock-based compensation expense, depreciation and amortization, and non-cash operating lease expense.

Investing activities
Net cash provided by investing activities for the six months ended December 31, 2021 of $299.6 million was primarily related to sales and maturities of marketable securities of $517.7 million, partially offset by $178.4 million used for capital expenditures primarily related to construction of Peloton Output Park in Troy Township, Ohio.

Financing activities
Net cash provided by financing activities of $1,287.2 million for the six months ended December 31, 2021 was primarily related to proceeds of $1,218.8 million from the Offering, exercises of stock options of $54.2 million, and $15.2 million in net proceeds from withholdings under the 2019 Employee Stock Purchase Plan.

Commitments
As of December 31, 2021, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$1,125.9	$125.1	$249.1	$214.1	$537.5
Minimum guarantees (2)	71.8	26.7	45.1	—	—
Unused credit facility fee payments (3)	7.8	1.6	3.2	2.9	—
Other purchase obligations (4)	117.7	74.8	38.6	4.3	0.1
Convertible senior notes (5)	1,000.0	—	—	1,000.0	—
Total	$2,323.2	$228.2	$336.0	$1,221.4	$537.6

(1) Lease obligations relate to our office space, warehouses, production studios, equipment, and retail showrooms and microstores. As of December 31, 2021, the Company had additional operating leases for real estate that have not yet commenced of $41.9 million which has been included above. The lease terms are between one and twenty-one years, and the majority of the lease agreements are renewable at the end of the lease period. The Company has finance lease obligations of $3.7 million, also included above.
(2) We are subject to minimum royalty payments associated with our license agreements for the use of licensed content. See “Risk Factors — Risks Related to Our Business— We are a party to many music license agreements that are complex and impose numerous obligations upon us that may make it difficult to operate our business, and a breach of such agreements could adversely affect our business, operating results, and financial condition.”
(3) Pursuant to the Amended Credit Agreement, we are required to pay a commitment fee of 0.325% and 0.375% on a quarterly basis based on the unused portion of the revolving credit facility for the revolving loans maturing on December 10, 2026 and June 20, 2024, respectively. As of December 31, 2021, we were contingently liable for approximately $4.8 million in standby letters of credit for our operating lease obligations.
(4) Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to cloud computing costs.

(5) Refer to Note 7 - Debt in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding our convertible senior notes obligations.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.

We utilize contract manufacturers to build parts of our products. These contract manufacturers acquire components and build products based on demand forecast information we supply, which typically covers a rolling 12-month period. Consistent with industry practice, we acquire inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover our forecasted product and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow us the option to cancel, reschedule and/or adjust our requirements based on our business needs. While our purchase orders are legally cancellable in most situations, there are some which are not cancellable in the event of a demand plan change or other specific circumstances, such as the procurement of unique, Peloton-specific designs, and/or specific non-cancellable, non-returnable components by our suppliers based on our provided forecasts. As the Company materially reduced its demand plan, we are assessing whether to agree to acquire certain inventory purchased by our suppliers under the original demand plan schedule, where appropriate, in an effort to maintain long-term supply continuity, flexibility, and scalability perspective with our supply partners. As of December 31, 2021, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were estimated to be approximately $550.0 million. See “Risk Factors—Risks Related to Our Business—Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.”
Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of December 31, 2021.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Note 2—Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in our Form 10-K.
Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q under the heading “Recently Issued Accounting Pronouncements” for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk
We had Cash and cash equivalents of $1.6 billion as of December 31, 2021. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented in this Quarterly Report on Form 10-Q would not have had a material impact on our consolidated financial statements.

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

Foreign Currency Risk
Our international sales are primarily denominated in foreign currencies and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our revenue. We source and manufacture inventory primarily in U.S. dollars and Taiwanese dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. For example, we purchased Tonic, a contract manufacturer, and our operating expenses incurred in manufacturing our products in Tonic’s facilities in Taiwan are denominated in foreign currencies and not in U.S. dollars. Further, certain of our manufacturing agreements provide for fixed costs of our Connected Fitness Products and hardware in Taiwanese dollars but provide for payment in U.S. dollars based on the then-current Taiwanese dollar to U.S. dollar spot rate. In addition, our suppliers incur many costs, including labor and supply costs, in other currencies. While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. We use derivative instruments, such as foreign currency forwards, and have the ability to use option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. Our exposure to foreign currency exchange rates has historically been partially hedged as our foreign currency denominated inflows create a natural hedge against our foreign currency denominated expenses.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weakness in our internal control over financial reporting described below. As permitted by related SEC staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Precor, Inc. was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Precor, Inc., which we acquired in April 2021, represented approximately 11% of our consolidated total assets as of December 31, 2021, and 6% and 7% of our consolidated total revenue for the three and six months ended December 31, 2021, respectively.

Previously Reported Material Weakness
As disclosed in Item 9A. “Controls and Procedures” of our Form 10-K, we previously identified material weakness in our internal control over financial reporting related to controls around the identification and valuation of inventory:

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

The actions that we are taking are subject to ongoing senior management review, as well as oversight of the audit committee of our board of directors. We may also conclude that additional measures may be required to remediate the material weakness. We will not be able to conclude that we have remediated the material weakness until the applicable controls operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management deems appropriate.

Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of legal proceedings in which we are involved, see Note 8 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, as previously disclosed, we have received reports of a number of injuries associated with our Tread+ product, one of which led to the death of a child. In April 2021, the U.S. Consumer Product Safety Commission (“CPSC”) issued a warning to consumers about the safety hazards associated with the Tread+ and is continuing to investigate the matter. We are also subject to investigations by the U.S. Department of Justice (“DOJ”), U.S. Department of Homeland Security (“DHS”), and the SEC related to this matter. We intend to cooperate fully with each of these investigations, and at this time, we are unable to predict the eventual scope, duration or outcome of the investigations. See also Part II, Item 1A. “Risk Factors — Risks Related to Laws, Regulation, and Legal Proceedings” for more information on these matters.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the accompanying notes and the information included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K and our other public filings before deciding whether to invest in shares of our Class A common stock. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.

We had net (loss) income of $(439.4) million and $63.6 million for the three months ended December 31, 2021 and 2020, respectively, and we have incurred operating losses each year since our inception in 2012, including net losses of $(189.0) million, $(71.6) million, and $(195.6) million for fiscal 2021, 2020, and 2019, respectively, and may continue to incur net losses in the future. We expect our operating expenses to increase in the future as we grow our business, including by continuing our sales and marketing efforts, continuing to invest in research and development, expanding our operating and retail infrastructure, adding content and software features to our platform, expanding into new geographies, developing new Connected Fitness Products, and in connection with legal, accounting, and other expenses related to operating as a public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products and services, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from the COVID-19 pandemic, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.

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
•our inability to deliver quality products and functionality, content, and services;
•actual or perceived safety concerns regarding our products;
•unsatisfactory experiences with the delivery, installation, or servicing of our Connected Fitness Products, including due to delivery costs or prolonged delivery timelines and limitations on, cost of, or the suspension of, the in-home installation, return, and warranty servicing processes;
•our Members engaging with competitive products and services;
•technical or other problems preventing Members from accessing our content and services in a rapid and reliable manner or otherwise affecting the Member experience;
•a decline in the public’s interest in indoor cycling or running, or other fitness disciplines that we invest most heavily in;

•deteriorating general economic conditions or a change in consumer spending preferences or buying trends;
•changes in consumer preferences regarding home fitness, whether as a result of the COVID-19 pandemic or otherwise; and
•interruptions in our ability to sell or deliver our Connected Fitness Products or to create content and services for our Members as a result of the COVID-19 pandemic or otherwise.

Additionally, with our expansion into international markets such as Canada, the United Kingdom, Germany and Australia we can face new challenges in attracting and retaining Subscribers that we may not successfully address. As a result of these factors, we cannot be sure that our Subscriber levels will be adequate to maintain or permit the expansion of our operations. A decline in Subscriber levels could have an adverse effect on our business, financial condition, and operating results.

We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.

We have expanded our operations rapidly and have limited operating experience at our current size. As we mature and grow, our business becomes increasingly complex. During periods of rapid growth, we have had to manage costs while making investments such as expanding our sales and marketing, focusing on innovative product and content development, upgrading our management information systems and other processes, and obtaining more space, and in future periods of rapid growth we expect to have to similarly manage our costs while investing in the expansion of our business. Rapid growth strains our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and at times growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. Moreover, the vertically integrated nature of our business, where we design our own Connected Fitness Products, develop our own software, produce original fitness and wellness programming, sell our products exclusively through our own sales teams and e-commerce site, and in some cases assemble, deliver, and service our Connected Fitness Products, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. For example, as a result of and at the onset of the COVID-19 pandemic, we experienced difficulties in meeting consumer demand for our Connected Fitness Products and services due to our employees becoming ill, being unable to travel to our facilities, and constraints within our supply chain. Conversely, we have recently experienced lower demand for our Connected Fitness Products and services, including through the restructuring initiative we announced in February 2022. As we continue to develop our infrastructure, and particularly in light of the reduction in headcount that was announced as a part of our restructuring initiative, we may find it difficult to maintain valuable aspects of our culture. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth while managing costs, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed.

Our growth strategy has at times contemplated and may in the future contemplate a significant increase in our advertising and other marketing spending and expanding our retail showroom presence. Many of our existing retail showrooms are relatively new and we cannot assure you that these showrooms or that future showrooms will generate revenue and cash flow comparable with those generated by our more mature locations, especially as we move to new geographic markets. Moreover, certain occurrences outside of our control may result in the closure of our retail showrooms. For example, as a result of the ongoing COVID-19 pandemic, we temporarily closed all of our retail showrooms and while we have reopened retail showrooms, it has at times been under new operating limitations such as shorter operating hours, mask guidelines for employees and customers, and other constraints on our historical retail sales strategies. We have also had to temporarily close certain showrooms due to employee illness and public health and safety measures, and may need to do so in the future. We are unable to predict whether consumer shopping behaviors will change as we make these changes to adjust to the COVID-19 pandemic. Further, many of our retail showrooms are leased pursuant to multi-year short-term leases, and our ability to negotiate favorable terms on an expiring lease or for a lease renewal option may depend on factors that are not within our control. We may also open additional production studios as we expand internationally, which will require significant additional investment. During periods of rapid growth, successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth. Additionally, we may not be able to realize the cost savings and benefits initially anticipated as a result of the restructuring initiative that we announced in February 2022 and the expected costs may be greater than expected. See “—We may not successfully execute or achieve the expected benefits of our restructuring initiative, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.”

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

Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers, based on our estimates of future demand for particular products and services. Failure to accurately forecast our needs may result in manufacturing delays or increased costs. Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products and services, changes in demand for the products and services of our competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions, such as those caused by the COVID-19 pandemic. This risk will be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases, or at times will have an excess in inventory that we are unable to effectively utilize. For example, at the onset of the COVID-19 pandemic, we experienced an unexpected increase in demand for our

Connected Fitness Products as a result of government shelter-in-place orders and other stay-at-home dynamics, which resulted in inventory shortages, delayed delivery timelines and delays in fulfilling support requests. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale.

We have recently experienced a decrease in consumer demand and an increase in our inventory levels. Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand. Further, lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies, which could result in lower margins. In periods when we experience a decrease in demand for our products and an increase in inventory, we may be unable to renegotiate our agreements with existing suppliers or partners on mutually acceptable terms and prevent us from fully utilizing firm purchase commitments. Although in certain instances our agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs, our loss contingencies may include liabilities for contracts that we cannot cancel, reschedule or adjust with suppliers or partners. Further, we are required to evaluate goodwill impairment on an annual basis and between annual evaluations in certain circumstances, and future goodwill impairment evaluations may result in a charge to earnings. See “—We may not successfully execute or achieve the expected benefits of our restructuring initiative, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.” Conversely, if we underestimate consumer demand, our suppliers and manufacturers may not be able to deliver products to meet our requirements or we may be subject to higher costs in order to secure the necessary production capacity. See “—Increases in component costs, long lead times, supply shortages, and supply changes could disrupt our supply chain and have an adverse effect on our business, financial condition, and operating results.” An inability to meet consumer demand and delays in the delivery of our products to our customers could result in reputational harm and damaged customer relationships and have an adverse effect on our business, financial condition, and operating results.

We may not successfully execute or achieve the expected benefits of our restructuring initiative and other cost saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.

In February 2022, we announced a restructuring plan, which primarily includes reducing our headcount, closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for our previously planned Peloton Output Park, closing and consolidating several distribution facilities, and shifting to third-party logistics providers in certain locations. Our restructuring initiative is intended to address the short-term health of our business as well as our long-term objectives and is based on our current estimates, assumptions and forecasts, which are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts. As such, the actions we intend to take under the restructuring initiative and that we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. Additionally, implementation of the restructuring initiative and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. In addition, our initiatives could result in personnel attrition beyond our planned reduction in headcount or reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or any of our strategic initiatives, including our restructuring initiative, could result in reputation harm and could diminish confidence in, and the use of, our products and services. See “—Our success depends on our ability to maintain the value and reputation of the Peloton brand.” The restructuring initiative has required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business.

If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative, and updated products and services in a timely manner, or effectively manage the introduction of new or enhanced products and services, our business may be adversely affected.

Our success in maintaining and increasing our Subscriber base depends on our ability to identify and originate trends as well as to anticipate and react to changing consumer demands in a timely manner. Our products and services are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new or enhanced offerings in a timely manner, or our new or enhanced offerings are not accepted by our Subscribers, our competitors may introduce similar offerings faster than us, which could negatively affect our rate of growth. Moreover, our new offerings may not receive consumer acceptance as preferences could shift rapidly to different types of fitness and wellness offerings or away from these types of offerings altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower subscription rates, lower sales, pricing pressure, lower gross margins, discounting of our existing Connected Fitness Products, and excess inventory levels. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address them will partially depend upon our continued ability to develop and introduce innovative, high-quality offerings. Development of new or enhanced products and services may require significant time and financial investment, which could result in increased costs and a reduction in our profit margins. For example, we have historically incurred higher levels of sales and marketing expenses accompanying each product and service introduction. Moreover, while we experienced a significant increase in our Subscriber base at the onset of the COVID-19 pandemic, the rate of the increase has since slowed down and, over the longer term, it remains uncertain how the COVID-19 pandemic will impact consumer demand for our products and services and consumer preferences generally. In addition, we have experienced and may continue to experience delays in the development and introduction of new or enhanced products and services due to the effects of the COVID-19 pandemic and other market constraints.

Moreover, we must successfully manage introductions of new or enhanced products and services, which could adversely impact the sales of our existing products and services. For instance, consumers may choose to forgo purchasing existing products or services in advance of new product and service launches, and we may experience higher returns from users of existing products. As we introduce new or enhanced products and services, we may face additional challenges managing a more complex supply chain and manufacturing process, including the time and cost associated with onboarding and overseeing additional suppliers, contract manufacturers, and logistics providers. We may also face challenges managing the inventory of new or existing products, which could lead to excess inventory and discounting of such products. In addition, new or enhanced products or services may have varying selling prices and costs compared to legacy products and services, which could negatively impact our brand, gross margins and operating results.

The connected fitness market is relatively new and, if the general market and specific demand for our products and services does not continue to grow, grows more slowly than we expect, or fails to grow as much as we expect, our business, financial condition, and operating results may be adversely affected.

The connected fitness and wellness market is relatively new, rapidly growing, and largely unproven, and it is uncertain whether it will sustain high levels of demand and achieve wide market acceptance. Our success depends substantially on the willingness of consumers to widely adopt our products and services. We have had to educate consumers about our products and services through significant investment and provide quality content that is superior to the content and experiences provided by our competitors. Additionally, the fitness and wellness market at large is heavily saturated, and the demand for and market acceptance of new products and services in the market is uncertain. It is difficult to predict the future growth rates, if any, and size of our market. We cannot assure you that our market will develop or be sustained at current levels, that the public’s interest in connected fitness and wellness will continue, or that our products and services will be widely adopted. If our market does not develop, develops more slowly than expected, or becomes saturated with competitors, or if our products and services do not achieve or sustain market acceptance, our business, financial condition, and operating results could be adversely affected.

We have a limited operating history from which to predict our long-term performance, and our past financial results may not be indicative of our future performance. Further, our revenue growth rate is likely to slow as our business matures.

We began operations in 2012, shipped our first Bike in 2014, and shipped our first Tread in 2018. We have a limited history of generating revenue. As a result of our short operating history, we have limited financial data that can be used to evaluate our current business. Therefore, our historical revenue growth should not be considered indicative of our future performance. In particular, we have experienced periods of high revenue growth since we began selling our Bike that we do not expect to continue as our business matures. Additionally, we experienced a significant increase in our Subscriber base at the onset of the COVID-19 pandemic which slowed as consumers were able to resume activity outside the home, and, it remains uncertain how the COVID-19 pandemic and other market constraints will impact consumer demand for our products and services over the long term. Estimates of future revenue growth are subject to many risks and uncertainties, and our future revenue may differ materially from our projections. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including market acceptance of our products and services, attracting and retaining Subscribers, and increasing competition and expenses as we expand our business. We cannot be sure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these risks successfully. In addition, we may not achieve sufficient revenue to attain or maintain positive cash flows from operations or profitability in any given period, or at all.

The full impact of the COVID-19 pandemic is uncertain and cannot be predicted. The COVID-19 pandemic could worsen or its effects may be prolonged, including as a result of variants, which could have an adverse effect on our business, results of operations, and financial condition.

COVID-19 has caused significant volatility in financial markets and has caused what could be an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have and could continue to contribute to a general slowdown in the global economy, adversely impact our Members, employees, third-party suppliers, contract manufacturers, logistics providers and other business partners, and otherwise disrupt our operations. Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic has resulted in inefficiencies or delays, including in sales, delivery, and product development efforts, and additional costs related to business continuity initiatives, that cannot be fully prevented or mitigated through succession and business continuity planning, employees working remotely or teleconferencing technologies.

COVID-19 and related reactions from governments and members of the public have had and may continue to have a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some or all of the following events or circumstances, among others:

•our inability to manage our business effectively due to employees, including key employees, becoming ill, working from home inefficiently, and being unable to travel to our facilities;
•our and our third-party suppliers’, contract manufacturers’, logistics providers’, and other business partners’ inability to operate worksites, including manufacturing facilities, shipping and fulfillment centers, and our retail showrooms and production studios, due to employee illness or reluctance to appear at work, or “stay-at-home” regulations or recommendations;
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

•decreased sales and increased return rates due to a decrease in consumer discretionary spending or a decrease in consumer demand for our products;
•temporary inventory shortages caused by a combination of increased demand for our Connected Fitness Products that were difficult to predict with accuracy, and longer lead-times and component shortages in the manufacturing of our Connected Fitness Products, due to work restrictions related to COVID-19, import/export conditions such as port congestion, and local government orders;
•interruptions in our ability to offer live studio classes and produce new content;
•interruptions in manufacturing (including the sourcing of key components), shipment and delivery of our products; for example, in certain instances, we have temporarily closed certain of our field operations warehouses for short periods of time for the safety of our personnel and the implementation of safety measures such as deep cleanings following confirmed cases of COVID-19;
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

Sales of our Connected Fitness Products increased with the onset of the pandemic as we saw consumers invest in at-home fitness equipment with the imposition of government mandated stay-at-home orders. As a result of our increased sales, the price of our Class A common stock increased significantly with the onset of the COVID-19 pandemic, but has also fluctuated based on developments surrounding COVID-19. For example, when the effectiveness of the first COVID-19 vaccination was announced in November 2020, the stock price of our Class A common stock dropped, and as reports of COVID-19 increased during the 2020 holiday season, the stock price of our Class A common stock rose. It remains uncertain how the COVID-19 pandemic will impact our stock price over the long term.

The full extent of the impact of COVID-19 on our business and financial results will depend largely on future developments, including, without limitation, the duration, severity and trajectory of the pandemic (including the potential impact of variants of the virus), the development, availability, distribution, uptake and effectiveness of vaccines and treatments, guidance regarding and the imposition of protective public safety measures, companies’ remote work policies, the impact on capital and financial markets and global supply chains, and the related impact on the financial circumstances of our Members (which may include consumer discretionary spending decreases, or upon the removal of lockdowns may cause consumers to go back to their pre-COVID routines), all of which are highly uncertain and cannot be predicted. See “—Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.” This situation is changing rapidly, and additional impacts may arise that we currently view as immaterial or that we are not aware of currently.

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

Our competitors may develop, or have already developed, products, features, content, services, or technologies that are similar to ours or that achieve greater acceptance, may undertake more successful product development efforts, be more efficient at meeting consumer demand, create more compelling employment opportunities, or marketing campaigns, or may adopt more aggressive pricing policies. Our competitors may develop or acquire, or have already developed or acquired, intellectual property rights that significantly limit or prevent our ability to compete effectively in the public marketplace. In addition, our competitors may have significantly greater resources than us, allowing them to identify and capitalize more efficiently upon opportunities in new markets and consumer preferences and trends, quickly transition and adapt their products and services, devote greater resources to marketing and advertising or music licensing rights, or be better positioned to withstand substantial price competition. Due to the highly volatile and competitive nature of the industry in which we compete, we may face pressure to continually introduce new products, services and technologies, enhance existing products and services, effectively stimulate customer demand for new and upgraded products and services, and successfully manage the transition to these new and upgraded products and services. If we are not able to compete effectively against our competitors, they may acquire, engage and retain customers or generate revenue at the expense of our efforts, which could have an adverse effect on our business, financial condition, and operating results.

We derive a significant majority of our revenue from sales of our Bike and Bike+. A decline in sales of our Bike and Bike+ would negatively affect our future revenue and operating results.

Our Connected Fitness Products are sold in highly competitive markets with limited barriers to entry. Changes to our price structure, including with respect to delivery and installation pricing, product mix, the introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending, or other factors (including factors disclosed herein) could result in a decline in our revenue derived from our Connected Fitness Products, which may have an adverse effect on our business, financial condition, and operating results. Because we derive a significant majority of our revenue from the sales of our Bike and Bike+, any material decline in sales of our Bike would have a pronounced impact on our future revenue and operating results.

We rely on a limited number of suppliers, contract manufacturers, and logistics partners for our Connected Fitness Products. A loss of any of these partners could negatively affect our business.

We manufacture certain components of our Connected Fitness Products in-house, and we also rely on a limited number of contract manufacturers and suppliers to manufacture and transport our Connected Fitness Products. If our internal manufacturing abilities are compromised in any way, we would be reliant on a limited number of contract manufacturers for all of our manufacturing needs. Our reliance on a limited number of contract manufacturers for each of our Connected Fitness Products also increases our risks, since we do not currently have alternative or replacement contract manufacturers beyond these key parties. In the event of interruption from any of our contract manufacturers, our own manufacturing capabilities, or suppliers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, a large portion of both our own and our contract manufacturers’ primary facilities are located in Taiwan and China. Thus, our business could be adversely affected if one or more of our suppliers is impacted by a natural disaster, an epidemic such as the current COVID-19 pandemic, or other interruption at a particular location. In particular, the current COVID-19 pandemic has caused, and will likely continue to cause, interruptions in the development, manufacturing (including the sourcing of key components), and shipment of our Connected Fitness Products, which could adversely impact our revenue, gross margins, and operating results. Such interruptions may be due to, among other things, temporary closures of our facilities or those of our contract manufacturers, and other vendors in our supply chain; restrictions on or delays surrounding travel or the import/export of goods and services from certain ports that we use; and local quarantines or other public safety measures. Additionally, we may increase our reliance on third-party suppliers, manufacturers and other logistics partners. For example, in February 2022, we announced that, as part of our restructuring plan, we intend to close and consolidate several distribution facilities and shift to third-party logistics providers in certain locations. Our primary last mile partner currently relies on a network of independent contractors to perform last mile services for us in many markets. If any of these independent contractors, or the last mile partner as a whole, do not perform their obligations or meet the expectations of us or our Members, our brand, reputation and business could suffer. See “—We have limited control over our suppliers, contract manufacturers, and logistics partners, which may subject us to significant risks, including the potential inability to produce or obtain quality products and services on a timely basis or in sufficient quantity.”

If we experience a significant increase in demand for our Connected Fitness Products that cannot be satisfied adequately through our existing supply channels, if we need to replace an existing supplier, manufacturer or partner, or if we find we need to engage additional suppliers, manufacturers and partners to support our operations, we may be unable to supplement or replace them under our required timing, at a quality standard to our satisfaction, or on market terms that are acceptable to us, which may undermine our ability to deliver our products to Members in a timely manner and otherwise impact our Members’ experience. For example, if we require additional manufacturing support, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build our products to our specifications in sufficient volume. See “—Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.” Identifying suitable suppliers, manufacturers, and logistics partners is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any of our significant suppliers, contract manufacturers, or logistics partners could have an adverse effect on our business, financial condition and operating results.

We have limited control over our suppliers, contract manufacturers, and logistics partners, which may subject us to significant risks, including the potential inability to produce or obtain quality products and services on a timely basis or in sufficient quantity.

We have limited control over our suppliers, contract manufacturers, and logistics partners, which subjects us to the following risks:

•inability to satisfy demand for our Connected Fitness Products;
•reduced control over delivery timing and related customer experience and product reliability;
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
•variance in the quality of services provided by our third-party last mile partners;
•difficulties in establishing additional supplier, manufacturer, or logistics partner relationships if we experience difficulties with our existing suppliers, manufacturers, or logistics partners;
•shortages of materials or components;
•misappropriation of our intellectual property;
•exposure to natural catastrophes, epidemics such as the COVID-19 pandemic, political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our Connected Fitness Products are manufactured or the components thereof are sourced;
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

We also rely on our logistics partners, including last mile partners, to complete a substantial percentage of our deliveries to customers, with the rest of the deliveries handled by our own last mile team. The current COVID-19 pandemic has required us to rely more heavily on our last mile partners in certain markets where we have had to temporarily quarantine our in-house delivery teams due to employee illness or where our in-house delivery teams’ capacity is otherwise constrained, and we may in the future continue to increase our reliance on last mile partners. In

February 2022, we announced that, as part of our restructuring initiative, we intend to close and consolidate several distribution facilities and shift to third-party logistics providers in certain locations. Our primary last mile partner currently relies on a network of independent contractors to perform last mile services for us in many markets. If any of these independent contractors, or the last mile partner as a whole, do not perform their obligations or meet the expectations of us or our Members, our brand, reputation and business could suffer.

The occurrence of any of these risks, especially during seasons of peak demand, could cause us to experience a significant disruption in our ability to produce and deliver our products to our customers and could harm our brand and reputation.

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

The process of obtaining licenses involves identifying and negotiating with many rights holders, some of whom are unknown or difficult to identify, and implicates a myriad of complex and evolving legal issues across many jurisdictions, including open questions of law as to when and whether particular licenses are needed. At times, while we may hold the applicable license for certain music in North America, it may be difficult to obtain the license for the same music from the applicable international rights holders outside of North America. In addition, our music licenses may not contemplate some of the features and content that we may wish to add to our service, or new service offerings or revenue models that we may wish to launch. Rights holders also may attempt to take advantage of their market power to seek onerous financial terms from us. Our relationship with certain rights holders may deteriorate. We may elect not to renew certain agreements with rights holders for any number of reasons, or we may decide to explore different licensing schemes or economic structures with certain or all rights holders. Artists and/or artist groups may object and may exert public or private pressure on rights holders to discontinue or to modify license terms, or we may elect to discontinue use of an artist’s catalog based on a number of factors, including actual or perceived reputational damage. Additionally, there is a risk that aspiring rights holders, their agents, or legislative or regulatory bodies will create or attempt to create new rights that could require us to enter into new license agreements with, and pay royalties to, newly defined groups of rights holders, some of which may be difficult or impossible to identify.

With respect to musical compositions, in addition to obtaining publishing rights, we generally need to obtain separate public performance rights. In the United States, public performance rights are typically obtained through intermediaries known as performing rights organizations, or PROs, which (a) issue blanket licenses with copyright users for the public performance of compositions in their repertory, (b) collect royalties under those licenses, and (c) distribute such royalties to copyright owners. We have agreements with each of the following PROs in the United States: the American Society of Composers, Authors and Publishers, or ASCAP, and Broadcast Music, Inc., or BMI, Global Music Rights, and SESAC. The royalty rates available to us from the PROs today may not be available to us in the future. Licenses provided by ASCAP and BMI currently are governed by consent decrees, which were issued by the DOJ in an effort to curb anti-competitive conduct. Removal of or changes to the terms or interpretation of these agreements could affect our ability to obtain licenses from these PROs on current and/or otherwise favorable terms, which could harm our business, operating results, and financial condition.

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

Although we expend significant resources to seek to comply with applicable contractual, statutory, regulatory, and judicial frameworks, we cannot guarantee that we currently hold, or will always hold, every necessary right to use all of the music that is used on our service now or that may be used in our products and services in the future, and we cannot assure you that we are not infringing or violating any third-party intellectual property rights, or that we will not do so in the future. See “—Risks Related to Intellectual Property.”

These challenges, and others concerning the licensing of music on our platform, may subject us to significant liability for copyright infringement, breach of contract, or other claims. For additional information, see Note 8 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section titled “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.

Our success depends on our ability to maintain the value and reputation of the Peloton brand.

We believe that our brand is important to attracting and retaining Members. Maintaining, protecting, and enhancing our brand depends on the success of a variety of factors, such as: our marketing efforts; our ability to provide consistent, high-quality products, services, features, content, and support, and our ability to successfully secure, maintain, and defend our rights to use the “Peloton” mark, our “P” logo, and other trademarks important to our brand. We believe that the importance of our brand will increase as competition further intensifies and brand promotion activities may require substantial expenditures. Our brand could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity. Unfavorable publicity about us, our strategic initiatives, such as our restructuring initiative or our products, services, technology, customer service, content, personnel, and suppliers could diminish confidence in, and the use of, our products and services. For example, we have received reports of a number of injuries associated with our Tread+ product, and as a result, on May 5, 2021, we decided to issue a voluntary product recall of our Tread+, which we are conducting in collaboration with the CPSC. On the same day we also issued a voluntary product recall of our Tread. As discussed further in “— Risks Related to Our Connected Fitness Products and Members” and “— Risks Related to Laws, Regulation, and Legal Proceedings,” the legal proceedings in which we have been named, the regulators’ investigations, and any other claims or proceedings involving us or our products, actions we take to address these matters, and any further publicity regarding any of the foregoing could harm our brand. Such negative publicity also could have an adverse effect on the size, engagement and loyalty of our Member base and result in decreased revenue, which could have an adverse effect on our business, financial condition, and operating results.

Increases in component costs, long lead times, supply shortages, and supply changes could disrupt our supply chain and have an adverse effect on our business, financial condition, and operating results.

Accurately forecasting and meeting customer demand partially depends on our ability to obtain timely and adequate delivery of components for our Connected Fitness Products. All of the components that go into the manufacturing of our Connected Fitness Products are sourced from a limited number of third-party suppliers, and some of these components are provided by a single supplier. Our contract manufacturers generally purchase these components on our behalf, subject to certain approved supplier lists, and we do not have long-term arrangements with most of our component suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our Connected Fitness Products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in design, quantities, and delivery schedules. Our ability to meet temporary unforeseen increases or decreases in demand has been, and may in the future be, impacted by our reliance on the availability of components from these sub-suppliers. We may in the future experience component shortages, and the predictability of the availability of these components may be limited. In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources in a timely manner. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled Connected Fitness Product deliveries to our customers. Conversely, in periods when we experience a decrease in demand for our products and an increase in inventory, we may be unable to renegotiate our agreements or purchase commitments with existing suppliers or partners on mutually acceptable terms. See “—Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.”

Moreover, volatile economic conditions may make it more likely that our suppliers and logistics providers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. In addition, international supply chains may be impacted by events outside of our control and limit our ability to procure timely delivery of supplies or finished goods and services. Since the beginning of 2018, importing and exporting has involved more risk, as there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. Several of the components that go into the manufacturing of our Connected Fitness Products are sourced internationally, including from China, from where imports on specified products are subject to tariffs by the United States following the U.S. Trade Representative Section 301 Investigation. These issues appear to have been and could be further exacerbated by the continuation of the COVID-19 pandemic. We have seen, and may continue to see, increased congestion and/or new import/export restrictions implemented at ports that we rely on for our business. In many cases, we have had to secure alternative transportation, such as air freight, or use alternative routes, at increased costs to run our supply chain. These tariffs and other supply chain issues have an impact on our component costs and have the potential to have an even greater impact depending on the outcome of the current trade negotiations, which have been protracted and recently resulted in increases in U.S. tariff rates on specified products from China. Increases in our component costs could have a material effect on our gross margins. The loss of a significant supplier, an increase in component costs, or delays or disruptions in the delivery of components, could adversely impact our ability to generate future revenue and earnings and have an adverse effect on our business, financial condition, and operating results.

Our business could be adversely affected from an accident, safety incident, or workforce disruption.

Our internal manufacturing processes and related activities, as well as our in-house warehousing and last-mile logistics activities, could expose us to significant personal injury claims that could subject us to substantial liability. Health pandemics increase our exposure to these risks. For example, in connection with the COVID-19 pandemic, we have had to secure personal protective equipment, such as face masks and gloves, for our delivery teams, institute vaccination and testing policies and otherwise implement new methods of monitoring employee health, such as temperature checks. Our inability to timely adapt to changing norms and requirements around maintaining a safe workplace could cause employee illness, accidents, may not successfully prevent outbreaks, or may result in team discontent if we fail or if it is perceived that we are failing to protect the health and safety of our employees. Our liability insurance may not be adequate to cover fully all claims, and we may be forced to bear substantial losses from an accident or safety incident resulting from our manufacturing, warehousing, or last-mile activities. Additionally, if our employees decide to join or form a labor union, we may become party to a collective bargaining agreement, which could result in higher employee costs and increased risk of work stoppages. It is also possible that a union seeking to organize one subset of our employee population, such as the employees in our manufacturing facility, could also mount a corporate campaign, resulting in negative publicity and reputational harm or other impacts that require attention by our management team and our employees. Negative publicity, work stoppages, or strikes by unions could have an adverse effect on our business, prospects, financial condition, and operating results.

Our business is affected by seasonality.

Our business has historically been influenced by seasonal trends common to traditional retail selling periods, and we generate a disproportionate amount of sales activity related to our Connected Fitness Products during the period from November through February due in large part to seasonal holiday demand, New Year’s resolutions, and cold weather. For example, in fiscal 2018 and 2019, our second and third quarters combined each represented 63% of our total revenue. In fiscal 2020, we saw a significant increase in demand in the fourth quarter related to the onset of COVID-19, and therefore only 54% of our total revenue was generated in our second and third quarters. In fiscal 2021, the ongoing COVID-19 pandemic and the recalls of our Tread products in the fourth quarter impacted our historical seasonal patterns, with the second and third fiscal quarters accounting for 58% of fiscal 2021 sales (excluding Precor sales which were consolidated beginning in the fourth fiscal quarter only of 2021). Over time, we expect the seasonality of our business to return, with pronounced increases in demand during our second and third quarters. Moreover, as a result of higher sales during the period from November through February, our working capital needs are typically greater during the second and third quarters of the fiscal year. As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance. Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. See “—Our quarterly operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.” Seasonality in our business can also be affected by introductions of new or enhanced products and services, including the costs associated with such introductions, as well as external factors beyond our control, such as the duration and trajectory of the COVID-19 pandemic.

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
•evolving consumer demand and our ability to maintain and attract new Subscribers;
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
•short-term expenditures and initiatives we may undertake in furtherance of long-term cost savings, including our restructuring initiative announced in February 2022;
•the ability to maintain and open new showrooms;
•the continued maintenance and expansion of last mile delivery and maintenance services for our Connected Fitness Products, including through our reliance on last mile partners;
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

The variability and unpredictability of our quarterly operating results or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits. See “Risks Related to the Ownership of our Class A Common Stock.”

Our passion and focus on delivering a high-quality and engaging Peloton experience may not maximize short-term financial results, which may yield results that conflict with the market’s expectations and could result in our stock price being negatively affected.

We are passionate about continually enhancing the Peloton experience with a focus on driving long-term Member engagement through innovation, immersive content, technologically advanced Connected Fitness Products, and community support, which may not necessarily maximize short-term financial results. We frequently make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve the Peloton experience, which we believe will improve our financial results over the long term. Additionally, in February 2022, we committed to a restructuring plan, which we anticipate will require short-term charges of approximately $270 million. These decisions may not be consistent with the expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our membership growth and Member engagement, and our business, financial condition, and operating results could be harmed.

We rely on access to our production studios and the creativity of our fitness instructors to generate our class content. If we are unable to access or use our studios or if we are unable to attract and retain high-quality fitness instructors, we may not be able to generate interesting and attractive content for our classes.

Most of the fitness and wellness content offered on our platform is produced in one of our four production studios, three of which are located in New York City, with some content produced outdoors or in non-Peloton studios. Due to our reliance on a limited number of studios in a concentrated location, any incident involving our studios, or affecting New York City at-large, including COVID-19 related public health and safety measures or other restrictions, could render our studios inaccessible or unusable and could inhibit our ability to produce and deliver new fitness and wellness content for our Members. For example, in April 2020, we decided to temporarily pause live production at both our New York and London studios to reduce the risk of exposure to our employees and their families to COVID-19. While we have since reopened our studios for live production, and taken a number of health and safety precautions in doing so, there is no guarantee that the COVID-19 pandemic or other incidents beyond our control will not result in future pauses to live production from our studios or other locations. Production of the fitness and wellness content on our platform is further reliant on the creativity of our fitness instructors who, with the support of our production team, plan and lead our classes. Our standard employment contract with our fitness instructors has a fixed, multi-year term, however, our instructors may leave Peloton prior to the end of their contracts. If we are unable to attract or retain creative and experienced instructors, we may not be able to generate content on a scale or of a quality sufficient to grow our business. If we fail to produce and provide our Members with interesting and attractive content led by instructors who engage them and who they can relate to, then our business, financial condition, and operating results may be adversely affected.

Our acquisition of Precor presents risks, and we may not realize our anticipated strategic and financial goals from the acquisition.

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
•Precor has not been required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”). The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this integration. In addition, we may discover significant deficiencies or material weaknesses in the quality of Precor’s financial and disclosure controls and procedures;
•As a result of the acquisition, we may have difficultly incorporating Precor’s manufacturing and supply chain operations into our existing manufacturing and supply chain infrastructure, potentially resulting in new and unexpected operational complexities and costs;
•Precor operates in segments of the commercial market that we have less experience with, including traditional gyms, multifamily residences, hotels and college and corporate campuses, and expansion of our operations in these segments through the acquisition could present various integration challenges and result in increased costs and other unforeseen challenges;
•Precor serves customers in more than 100 countries worldwide, and as a result of the acquisition our operations have expanded into new jurisdictions, which could present significant integration challenges and result in significant increased risks and costs inherent in doing business in international markets (see “—We plan to continue our expansion into international markets, which will expose us to significant risks”);

•Precor’s employees in a number of countries around the world are now Peloton employees, and we may face new and unanticipated challenges in employing this significant workforce, including integrating these employees into our existing business units, providing benefits and working conditions that comply with the laws in jurisdictions in which we haven’t operated before, and maintaining our One Peloton culture; and
•We may have failed to identify or assess the magnitude of certain liabilities, shortcomings or other risks in Precor’s business prior to closing our acquisition of Precor, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, a diversion of management’s attention and resources, and other adverse effects on our business, financial condition, and operating results.

The occurrence of any of these risks could have a material adverse effect on our business, financial condition, and operating results. See “—We have engaged and in the future may engage in acquisition and disposition activities, which could require significant management attention, disrupt our business, fail to achieve the intended benefit, dilute stockholder value, and adversely affect our operating results.”

We may experience delays and disruptions in the development and construction of Peloton Output Park and, once complete, we may not be successful in selling the facility, which could adversely impact our business and financial condition.

In May 2021, we announced our plans to build a U.S.-based manufacturing facility in Troy Township, Ohio, which we named “Peloton Output Park.” As of December 31, 2021, we have invested approximately $30 million to build the facility, which we previously intended to use to manufacture our Connected Fitness Products in addition to our existing manufacturing facilities in Taiwan and our recently acquired Precor manufacturing facilities in North Carolina and Washington state. We currently anticipate investing an additional $60 million to build the Peloton Output Park, which we intend to sell and currently expected to sell at a loss upon completion of the construction. The process of developing, constructing, and selling Peloton Output Park, is inherently complex. The development and construction of the new facility and its sale may cause significant disruption to our operations, divert management’s attention and resources and will require significant capital expenditure, all of which could have a material adverse effect on our business, financial condition and operating results. If we encounter significant delays, cost overruns, engineering problems, equipment supply constraints, difficulty obtaining licenses and permits, or other serious challenges in developing and constructing Peloton Output Park, we may be unable to sell it or may be forced to sell it at a greater loss than we currently expect. Additionally, we previously anticipated using Peloton Output Park to manufacture our Connected Fitness Products in addition to our other manufacturing facilities. If we sell Peloton Output Park upon its completion, in the future we may not be successful in producing the amount and quality of Connected Fitness Products we anticipate across our manufacturing facilities and our operating results may suffer as a result. Our experience operating and manufacturing Connected Fitness Products at scale continues to evolve, and any delays or disruptions could result in interruptions in the development, manufacturing, and shipment of our Connected Fitness Products. We can give no assurance that the development of Peloton Output Park will be completed as planned or within the anticipated timeframe, or that we will recoup any of our investment in its development or realize the expected benefits of its sale, if any, or any additional manufacturing facilities that we seek to develop, construct, sell, or open and operate.

We plan to continue our expansion into international markets, which will expose us to significant risks.

We are continuing to expand our operations to other countries, which requires significant resources and management attention and subjects us to regulatory, economic, and political risks in addition to those we already face in the United States. There are significant risks and costs inherent in doing business in international markets, including:

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
•the need to offer engaging content and customer support in various languages and across various cultures;
•difficulties in understanding and complying with local laws, regulations, and customs in other jurisdictions;
•compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”), and the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), by us, our employees, and our business partners;
•complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to consumer protection, consumer product safety, and data privacy frameworks, such as the General Data Protection Regulation 2016/679 (“GDPR”);
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

In addition to expanding our operations into international markets through the sale of our Connected Fitness Products and the production of our platform content, we have, and may in the future, expand our international operations through acquisitions of, or investments in, foreign entities, which may result in additional operational costs and risks. For example, as a result of our October 2019 acquisition of Tonic, one of our manufacturing partners and a Taiwanese entity, we own and are responsible for managing manufacturing plants in Taiwan. This acquisition has required us to, among other things, fulfill Tonic’s obligations under existing service contracts that are unrelated to our current business, address the difficulties of managing a workforce in a foreign country with different labor laws, customs, and language barriers, and successfully maintain relationships with Tonic’s current suppliers and contract partners. Additionally, in April 2021, we completed our acquisition of Precor which serves customers in more than 100 countries worldwide. As a result, we need to increase our operations and efforts abroad, which could result in various integration challenges and amplify the various risks and costs of doing business in international markets described above.

We have limited experience with international regulatory environments and market practices and may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. In February 2022, we announced our restructuring initiative, pursuant to which we intend to further invest in our Tonic manufacturing facilities in Taiwan with the goal of increasing manufacturing efficiency of our core cardio products. We may not be able to realize the cost savings and benefits initially anticipated as a result of the restructuring initiative and the expected costs may be greater than expected. See “—We may not successfully execute or achieve the expected benefits of our restructuring initiative, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.” We may face limited brand recognition in certain parts of the world that could lead to non-acceptance or delayed acceptance of our products and services by consumers in new markets. We may also face challenges to acceptance of our fitness and wellness content in new markets. Our failure to successfully manage these risks could harm our international operations and our plans for expansion into international markets, and have an adverse effect on our business, financial condition, and operating results.

We have engaged and in the future may engage in acquisition and disposition activities, which could require significant management attention, disrupt our business, fail to achieve the intended benefit, dilute stockholder value, and adversely affect our operating results.

As part of our business strategy, we have made and, in the future, may make investments in other companies, products, or technologies, including acquisitions that may result in our entering markets or lines of business in which we do not currently have expertise. For example, in June 2018, we acquired Neurotic Media to develop a proprietary music platform that our instructors use to curate class playlists, and in October 2019, we acquired Tonic, one of our manufacturing partners. In addition, in April 2021, we acquired Precor in order to establish U.S. manufacturing capacity, boost research and development capabilities, and accelerate our penetration of the commercial market.

We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all, in the future. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by Members, prospective Members, employees, or investors. Moreover, an acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition, and operating results. Some acquisitions may require us to spend considerable time, effort, and resources to integrate employees from the acquired business into our teams, and acquisitions of companies in lines of business in which we lack expertise may require considerable management time, oversight, and research before we see the desired benefit of such acquisitions. Therefore, we may be exposed to unknown liabilities and the anticipated benefits of any acquisition, investment, or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company. For example, in February 2022, we announced our restructuring initiative, pursuant to which intend to further invest in our Tonic manufacturing facilities in Taiwan with the goal of increasing manufacturing efficiency of our core cardio products. We may not be able to realize the cost savings and benefits initially anticipated as a result of the restructuring initiative and the expected costs may be greater than expected. See “—We may not successfully execute or achieve the expected benefits of our restructuring initiative, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.”

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

Further, in connection with our restructuring initiative we intend to divest some of our assets through site closures and the sale of Peloton Output Park. We may in the future decide to divest other assets or a business. In connection with these activities, it may be difficult to find or complete divestiture opportunities or alternative exit strategies under the desired timeline and on acceptable terms, if at all. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expenses with respect to the desired divestiture, or the price or terms of the divestiture may be less favorable than we had anticipated. Even following a divestiture or other exit strategy, we may have certain continuing obligations to former employees, customers, vendors, landlords or other third parties. We may also have continuing liabilities related to former employees, assets or businesses. Such obligations may have a material adverse impact on our results of operations and financial condition.

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

Moreover, the ability of our Members to access the content on our platform could be diminished by a number of factors, including Members’ inability to access the internet, the failure of our network or software systems, security breaches, or variability in Member traffic for our platform. Platform failures would be most impactful if they occurred during peak platform use periods, which generally occur before and after standard work hours. During these peak periods, there are a significant number of Members concurrently accessing our platform and if we are unable to provide uninterrupted access, our Members’ perception of our platform’s reliability and enjoyment of our products and services may be damaged, our revenue could be reduced, our reputation could be harmed, and we may be required to issue credits or refunds, or risk losing Members.

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

Threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our products and services, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, third-party or employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to Member data, a negative impact on our Members’ experience, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire personal data or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Additionally, due to the current COVID-19 pandemic, there is an increased risk that we may experience cybersecurity related incidents as a result of our employees, service providers, and third parties working remotely on less secure systems for public health and safety reasons, including during government mandated shelter-in-place orders or otherwise as a result of pandemic conditions. Any cyber-attack that attempts to obtain our or our Members’ data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, and financial condition and operating results, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, and adversely affect our brand, impacting demand for our products and services, and could have an adverse effect on our business, financial condition, and operating results.

Our Member engagement on mobile devices depends upon effective operation with mobile and streaming device operating systems, networks, and standards that we do not control.

A significant and growing portion of our Members access our platform through the Peloton App, and there is no guarantee that popular mobile devices or television streaming devices will continue to support the Peloton App or that device users will use the Peloton App rather than competing products. We are dependent on the interoperability of the Peloton App with popular mobile and television streaming operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our app offering or give preferential treatment to competitors could adversely affect our platform’s usage on mobile devices and televisions. Additionally, in order to deliver high-quality content, it is important that the Peloton App offering is designed effectively and works well with a range of mobile and streaming technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile and streaming industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our Members to access and use our platform on their mobile devices or televisions, or Members find the Peloton App does not effectively meet their needs, our competitors develop products and services that are perceived to operate more effectively on mobile devices or televisions, or if our Members choose not to access or use our platform on their mobile devices or televisions or use products that do not offer access to our platform, our Member growth and Member engagement could be adversely impacted.

If we are unable to anticipate appropriate pricing levels for our Connected Fitness Products and subscriptions, our business could be adversely affected.

If we are unable to anticipate appropriate pricing levels for our portfolio of Connected Fitness Products and subscription services, whether due to consumer sentiment and spending power, brand perception, competitive pressure, or otherwise, our revenues and/or gross margins could be significantly reduced. Further, our decisions around the development of new products and services are in part based upon assumptions around pricing levels. If there is price compression in the market after these decisions are made, it could have a negative effect on our business.

Changes in how we market our products and services could adversely affect our marketing expenses and subscription levels.

We use a broad mix of marketing and other brand-building measures to attract Members. We use traditional television and online advertising, as well as third-party social media platforms such as Facebook, Twitter, and Instagram, as marketing tools. As television advertising, online, and social media platforms continue to rapidly evolve or grow more competitive, we must continue to maintain a presence on these platforms and establish a presence on new or emerging popular social media and advertising and marketing platforms. If we cannot use these marketing tools in a cost effective manner, if we fail to promote our products and services efficiently and effectively, or if our marketing campaigns attract negative media attention, our ability to acquire new Members and our financial condition may suffer and the price of our Class A common stock could decline. In addition, an increase in the use of television, online, and social media for product promotion and marketing may increase the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.

An economic downturn or economic uncertainty may adversely affect consumer discretionary spending and demand for our products and services.

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, and other factors, such as consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit and spending power, levels of unemployment, and tax rates. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, including due to the COVID-19 pandemic, trends in consumer discretionary spending also remain unpredictable and subject to reductions and fluctuations. To date, our business has operated almost exclusively in a relatively strong economic environment and, therefore, we cannot be sure the extent to which we may be affected by recessionary conditions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. For example, in the quarter ended December 31, 2021, we experienced reduced consumer demand, partially contributing to a decrease in Connected Fitness Products revenue relative to the same period last year. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services could have an adverse effect on our business, financial condition, and operating results.

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

We have a limited operating history with which to predict the profitability of our subscription model. Additionally, we may introduce new revenue models in the future.

The majority of our Subscribers are on month-to-month subscription terms and may cancel their subscriptions at any time. In addition, subscription renewals can fluctuate based on a variety of factors such as consumer preferences, competitive products and services and macroeconomic conditions. We have limited historical data with respect to subscription renewals, so we may be unable to accurately predict customer renewal rates. Additionally, prior renewal rates may not accurately predict future Subscriber renewal rates for a variety of reasons, such as Subscribers’ dissatisfaction with our offerings and the cost of our subscriptions, macroeconomic conditions, or new offering introductions by us or our competitors. If our Subscribers do not renew their subscriptions, our revenue may decline and our business will suffer. Moreover, while we have experienced a significant increase in our Subscriber base since the outbreak of COVID-19, it remains uncertain how the COVID-19 pandemic will ultimately impact Subscriber renewal rates in the long-term.

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

We track certain operational and business metrics, including Total Workouts and Average Monthly Workouts per Connected Fitness Subscription, with internal methods, which are not independently verified by any third party and, in particular for the Peloton App, are often reliant upon an interface with mobile operating systems, networks and standards that we do not control. Our internal methods have limitations and our process for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal methods we use under-count or over-count metrics related to our Total Workouts, Average Monthly Workouts per Connected Fitness Subscription or other metrics as a result of algorithmic or other technical errors, the operational and business metrics that we report may not be accurate. In addition, limitations or errors with respect to how we measure certain operational and business metrics may affect our understanding of certain details of our business, which could affect our longer term strategies. If our operational and business metrics are not accurate representations of our business, market penetration, retention or engagement; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, and our operating and financial results could be adversely affected.

The forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, we cannot assure you that our business will grow at a similar rate, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts relating to the expected growth in the connected fitness and wellness market, including estimates based on our own internal survey data, may prove to be inaccurate. Even if the market experiences the growth we forecast, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including consumer demand and our success in implementing our business strategy, which are subject to many risks and uncertainties. See “—Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.”

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

Our term loan and revolving credit facility contains various restrictive covenants, including, among other things, minimum liquidity and revenue requirements, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related party transactions. In particular, in addition to customary affirmative covenants, as well as customary covenants that restrict our ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions, our credit agreement, as recently amended, requires us to maintain a total level of liquidity of not less than $250.0 million and maintain a minimum total four-quarter revenue level of $3.0 billion (which are replaced with a covenant to maintain a minimum debt to adjusted EBITDA ratio upon our meeting a specified adjusted EBITDA threshold). These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Pursuant to the agreement, we granted the parties thereto a security interest in substantially all of our assets. See Note 7 - Debt in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Amended Credit Agreement” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. For example, as we expand our reliance on last mile partners, we may face additional challenges in accurately verifying physical inventory counts. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

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

We are exposed to foreign currency exchange rate fluctuations.

While we have historically transacted in U.S. dollars with the majority of our Subscribers and suppliers, we have transacted in some foreign currencies, such as the Euro, Canadian Dollar and U.K. Pound Sterling, and may transact in more foreign currencies in the future. Further, certain of our manufacturing agreements provide for fixed costs of our Connected Fitness Products and hardware in Taiwanese dollars but provide for payment in U.S. dollars based on the then-current Taiwanese dollar to U.S. dollar spot rate. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. We use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments.

Stockholder activism could disrupt our business, cause us to incur significant expenses, hinder execution of our business strategy, and impact our stock price.

We have been and may in the future be subject to stockholder activism, which can arise in a variety of predictable or unpredictable situations, and can result in substantial costs and divert management’s and our board’s attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our long-term business, financial forecasts, future operations and strategic planning, harm our reputation, adversely affect our relationships with our Members and business partners, and make it more difficult to attract and retain qualified personnel. We may also be required to incur significant fees and other expenses related to activist matters, including for third-party advisors retained by us to assist in navigating activist situations. Our stock price could fluctuate due to trading activity associated with various announcements, developments, and share purchases over the course of an activist campaign or otherwise be adversely affected by the events, risks and uncertainties related to any such stockholder activism.

Risks Related to Our Connected Fitness Products and Members
Our products and services may be affected from time to time by design and manufacturing defects, real or perceived, that could adversely affect our business and result in harm to our reputation.

We offer complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by us, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties, or may arise from upgrades or changes to hardware that we or our third party manufacturing partners may make in the ordinary course of a product’s lifecycle. Actual or perceived defects may not be identified until after a product is in market. Any defects could impact or customer experience, tarnish our brand reputation or make our products and services unsafe and create a risk of environmental or property damage and/or personal injury. We may also become subject to the hazards and uncertainties of product liability claims and related litigation. For example, we have received reports of injuries associated with our Tread+ product, one of which led to the death of a child. As a result of the aforementioned injuries associated with these reported Tread+ incidents, in April 2021, the CPSC unilaterally issued a warning to consumers about the safety hazards associated with the Tread+ and is continuing to investigate the matter. While we do not agree with all of the assertions in the CPSC’s warning, we initiated a voluntary recall of our Tread+ product in collaboration with the CPSC. The recall, the possibility that the CPSC or other regulators could assess penalties or fines against us, and the risk that the CPSC or we could determine to recall any other product now or in the future, may adversely impact our operating results, brand reputation, and business. In connection with the voluntary recall of the Tread+, we developed and released additional safety features, such as a passcode to protect against unauthorized use, and we are working to develop additional physical hardware to further enhance the safety of the product. If we are unable to develop a product solution to further enhance the safety of our Tread+ product, we may not be able to sell that product for a significant period of time, if ever, and may face substantial costs associated with the development of such features and implementation of the recall. In addition to the CPSC investigation, we are presently subject to class action litigation, private personal injury claims, and regulatory proceedings related to the Tread+ and Tread recalls that, regardless of their merits, could harm our reputation, divert management’s attention from our operations, and result in substantial legal fees, judgments, fines, penalties, and other costs. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal and regulatory proceedings, either individually or in the aggregate, will not have a material adverse effect on our stock price, business, results of operations, financial condition or cash flows. Furthermore, the occurrence of real or perceived defects in any of our products, now or in the future, could result in additional negative publicity, regulatory investigations, recalls, or lawsuits filed against us, particularly if Members or others who use or purchase our Connected Fitness Products are injured. Even if injuries are not the result of any defects, if they are perceived to be, we may incur expenses to defend or settle any claims or government inquiries and our brand and reputation may be harmed.

In addition, from time to time we may experience outages, service slowdowns, hardware issues, or software errors that affect our ability to deliver our fitness and wellness programming through our Connected Fitness platform. As a result, our services may not perform as anticipated and may not meet our expectations, or legal or regulatory requirements, or the expectations of our Members. There can be no assurance that we will be able to timely detect and fix all issues and defects in the hardware, software, and services we offer. Failure to do so could result in widespread technical and performance issues affecting our products and services and could lead to claims or investigations against us.

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

Our Members use their Connected Fitness Products, subscriptions, and fitness accessories, such as our heart rate monitor, to track and record certain metrics related to their workouts. Examples of metrics tracked on our platform includes heart rate, calories burned, distance traveled and Strive Score, and, in the case of the Bike, cadence, resistance, and output, and, in the case of the Tread, pace, speed, and elevation. Taken together, these metrics assist our Members in tracking their fitness journey and understanding the effectiveness of their Peloton workouts, both during and after a workout. We anticipate introducing new metrics and features in the future. If the software used in our Connected Fitness Products or on our platform malfunctions and fails to accurately track, display, or record Member workouts and metrics, it could negatively impact our Members’ experience, and we could face claims alleging that our products and services do not operate as advertised. Such reports and claims could result in negative publicity, product liability and/or product safety claims, and, in some cases, may require us to expend time and resources to refute such claims and defend against potential litigation. If our products and services fail to provide accurate metrics and data to our Members, or if there are reports or claims of inaccurate metrics and data or claims of inaccuracy regarding the overall health benefits of our products and services in the future, our Members’ experience may be negatively impacted, we may become the subject of negative publicity, litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.

If we fail to offer high-quality Member support, our business and reputation will suffer.

Once our Connected Fitness Products are purchased, our Members rely on our high-touch delivery and set up service to deliver and install their equipment in a professional and efficient manner. Our Members also rely on our support services to resolve any issues related to the use of our Connected Fitness Products and content. Providing a high-quality Member experience is vital to our success in generating word-of-mouth referrals to drive sales and for retaining existing Members. Due to the COVID-19 pandemic, our ability to provide high-quality Member support has been significantly impacted. For example, due to COVID-19, we have at times been unable to provide in-home servicing of our Connected Fitness Products, we have at times had to pause and temporarily suspend the sale, delivery, and installation of the Tread, and delivery procedures for the Bike have been limited in some locations where we are unable to provide in-home delivery and set up services. Additionally, our increasing reliance on third-party last mile partners for in-home delivery and set up services may challenge our ability to control Members’ experience of such services. In addition, the closure of our offices has forced our Member support staff to work from home, which may result in work-productivity issues or a decrease in efficiencies, particularly during times of high call volume as we have seen when delivery lead times get longer. The importance of high-quality support will increase as we expand our business and introduce new products and services. If we do not help our Members quickly resolve issues and provide effective ongoing support, our reputation may suffer and our ability to retain and attract Members, or to sell additional products and services to existing Members, could be harmed.

We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater product returns than expected, either of which could have an adverse effect on our business, financial condition, and operating results.

We generally provide a minimum 12-month limited warranty on all of our Connected Fitness Products. In addition, we permit returns of our Bikes or Treads by first-time purchasers for a full refund within 30 days of delivery. The occurrence of any defects, real or perceived, in our Connected Fitness Products could result in an increase in returns or make us liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if returns or warranty claims were to materially exceed anticipated levels. We have experienced and may in the future experience higher product returns during periods where there are actual or perceived defects in our products or services or if there are changes in home fitness demand as consumers to go back to their pre-COVID routines. Moreover, in light of changes we made to our delivery procedures in connection with the COVID-19 pandemic, it is possible that warranty claims may increase above historical rates, and we may be unable to satisfactorily validate and resolve warranty claims where the COVID-19 pandemic or other factors prevent us from performing in-home deliveries and/or service appointments. For example, if we are unable to resolve warranty claims through in-home service appointments, in some cases we have sent the Member a replacement Bike frame and have requested that they hold the impaired Bike frame until a later date when we can safely retrieve it.

In addition, we have been, and in the future could be, subject to costs related to product recalls, and we could incur significant costs to correct any defects, warranty claims, or other problems. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease consumer and Member confidence and demand, and adversely affect our financial condition and operating results. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and operating results. For example, we have received reports of a number of injuries associated with our Tread+ product, one of which led to the death of a child. As a result of the aforementioned injuries associated with these reported Tread+ incidents, in April 2021, the CPSC unilaterally issued a warning to consumers about the safety hazards associated with the Tread+ and is continuing to investigate the matter. After further discussion with the CPSC, in May 2021, we decided to issue a voluntary product recall of our Tread+, which we are conducting in collaboration with the CPSC. The Tread+ recall, the possibility that the CPSC could assess penalties or fines against us, and the risk that the CPSC or we could determine to recall any other product now or in the future, may adversely impact our operating results, brand reputation, and business. Furthermore, we are presently, and may in the future be, subject to warranty claims and lawsuits related to injuries sustained by Members or their friends and family members, or others who use or purchase the Tread+ and other Connected Fitness Products that, regardless of their merits, could harm our reputation, divert management’s attention from our operations and result in substantial legal fees and other costs. See “—Our products and services may be affected from time to time by design and manufacturing defects, real or perceived, that could adversely affect our business and result in harm to our reputation.”

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

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which will require us to conduct due diligence on and disclose whether or not conflict minerals originating from certain geographic regions are necessary for the manufacture or functionality of our products contain. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the potential disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes, or sources of supply to avoid such materials.

Risks Related to Laws, Regulation, and Legal Proceedings
From time to time, we may be subject to legal proceedings, regulatory investigations or disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. Injuries sustained by Members or their friends and family members, or others who use or purchase our Connected Fitness Products, have, and could in the future, subject us to regulatory proceedings and litigation by governance agencies and private litigants brought against us, that regardless of their merits, could harm our reputation, divert management’s attention from our operations and result in substantial legal fees and other costs. Additionally, we have in the past been subject to intense media scrutiny, which exposes us to increasing regulation, government investigations, legal actions and penalties. For example, we are presently subject to a CPSC investigation and other litigation related to injuries sustained by Members and others who use or purchased the Tread+, and we have reporting obligations to safety regulators in all jurisdictions where we sell Connected Fitness Products, where reporting may trigger further regulatory investigations. See “—Risks Related to Our Connected Fitness Products and Members—Our products and services may be affected from time to time by design and manufacturing defects, real or perceived, that could adversely affect our business and result in harm to our reputation.” In addition, the DOJ and DHS have subpoenaed us for documents and other information related to our reporting of the injuries associated with our products and the SEC is also investigating our public disclosures concerning these matters. We have also been named in several lawsuits related to these recalls. For example, the Company and certain of its officers have been named in a consolidated securities class action on behalf of a class consisting of individuals who purchased or otherwise acquired our Class A common stock between September 11, 2020 and May 5, 2021, alleging that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to the Tread+ recall. In addition, between May and November 2021, four shareholders filed verified shareholder derivative action lawsuits purportedly on behalf of the Company against certain of our executive officers and the members of our board of directors alleging breaches of fiduciary duties and violations of Section 14(a) of the Securities Exchange Act, and, for certain of the lawsuits, unjust enrichment, abuse of control, gross mismanagement, waste, and a claim for contribution under Sections 10(b) and 21D of the Exchange Act against our Chief Executive Officer and Chief Financial Officer. See “—Risks Related to the Ownership of Our Class A Common Stock—The stock price of our Class A common stock has been, and will likely continue to be, volatile and you could lose all or part of your investment.” Separately, we have been named in putative securities class actions related to demand for our Connected Fitness Products. In particular, plaintiffs City of Hialeah Employees’ Retirement System and Anastasia Deulina filed putative securities class action lawsuits purportedly on behalf of a class consisting of individuals who purchased or otherwise acquired our common stock between December 9, 2020 and November 4, 2021, alleging that the Company and certain of its officers made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.

Litigation, regulatory proceedings, such as the investigations described above, as well as related personal injury or class action claims and lawsuits, and securities and intellectual property infringement matters that we are currently facing or could face, can be protracted and expensive, and have results that are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our legal costs for any of these matters, either alone or in the aggregate could be significant. Adverse outcomes with respect to any of these legal or regulatory proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable, or require us to stop offering certain products, components, or features, all of which could negatively affect our membership and revenue growth. Even if these proceedings are resolved in our favor, the time and resources necessary to resolve them could divert the resources of our management and require significant expenditures. See Note 8 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section titled “—Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.

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

We collect, store, process, and use personal data and other Member data, which subjects us to legal obligations and laws and regulations related to security and privacy, and any actual or perceived failure to meet those obligations could harm our business.

We collect, process, store, and use a wide variety of data from current and prospective Members, including personal data, such as home addresses and geolocation. U.S. Federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions impose obligations on what we can do with our Members’ personal data. These obligations include heightened transparency about data collection, use and sharing practices, new data privacy rights, and rules in respect to cross-border data transfers, which carry significant enforcement penalties for non-compliance . These laws and regulations also require us to safeguard our Members’ personal data. Although we have established security procedures to protect Member information, our or our third-party service providers’ security and testing measures may not prevent security breaches. Further, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security, or other developments may result in a compromise or breach of the technology we use to protect Member data. Any compromise of our security or breach of our Members’ privacy could harm our reputation or financial condition and, therefore, our business.

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

Furthermore, we may legally be required to disclose personal data pursuant to demands from individuals, privacy advocates, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. This disclosure or refusal to disclose personal data may result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand, and inability to provide our products and services to consumers in certain jurisdictions. Additionally, changes in the laws and regulations that govern our collection, use, and disclosure of Member data could impose additional requirements with respect to the retention and security of Member data, could limit our marketing activities, and have an adverse effect on our business, financial condition, and operating results.

Violations of applicable privacy laws or cybersecurity incidents could impact our business in a number of ways, such as a temporary suspension of some or all of our operating and/or information systems, damage our reputation, our relationships with customers, suppliers, vendors, and service providers and the Peloton brand and could result in lost data, lost sales, increased insurance premiums, substantial breach-notification and other remediation costs and lawsuits, as well as adversely affect results of operations. In addition, we may also face regulatory investigations with corresponding fines, civil claims including representative actions, and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. We may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, to comply with state, federal, and international laws that may be enacted to address personal data processing risks and data security threats, or to investigate or address potential or actual data security or privacy breaches.

We are subject to governmental export and import controls and economic sanction laws that could subject us to liability and impair our ability to compete in international markets.

The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the import or export of certain technologies. Our products may be subject to U.S. export controls and compliance with applicable regulatory requirements regarding the export of our products and services may create delays in the introduction of our products and services in international markets, prevent our international Members from accessing our products and services, and, in some cases, prevent the export of our products and services to some countries altogether.

Furthermore, U.S. export control laws and economic sanctions prohibit the provision of products and services to countries, governments, and persons targeted by U.S. sanctions. Even though we take precautions to prevent our products from being provided to targets of U.S. sanctions, our products and services, including our firmware updates, could be provided to those targets or provided by our Members. Our failure to comply with these laws and regulations could have negative consequences, including government investigations, penalties, reputational harm and could harm our international and domestic sales and adversely affect our revenue.

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

Recent or future changes to U.S., U.K. and other foreign tax laws could impact the tax treatment of our earnings. For example, the U.S. government may enact significant changes to the taxation of business entities including, among others, the imposition of minimum taxes or surtaxes on certain types of income. We generally conduct our international operations through wholly owned subsidiaries, branches, or representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Further, we are in the process of implementing an international structure that aligns with our financial and operational objectives as evaluated based on our international markets, expansion plans, and operational needs for headcount and physical infrastructure outside the United States. The intercompany relationships between our legal entities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Although we believe we are compliant with applicable transfer pricing and other tax laws in the United States, the United Kingdom, and other relevant countries, changes in such laws and rules may require the modification of our international structure in the future, which will incur costs, may increase our worldwide effective tax rate, and may adversely affect our financial position and operating results. In addition, significant judgment is required in evaluating our tax positions and determining our provision for income taxes.

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

If U.S., U.K., or other jurisdictions’ tax laws further change, if our current or future structures and arrangements are challenged by a taxing authority, or if we are unable to appropriately adapt the manner in which we operate our business, we may have to undertake further costly modifications to our international structure and our tax liabilities and operating results may be adversely affected.

Risks Related to Our Intellectual Property

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand.

Our success depends in large part on our proprietary technology and our patents, trade secrets, trademarks, and other intellectual property rights. We rely on, and expect to continue to rely on, a combination of trademark, trade dress, domain name, copyright, trade secret and patent laws, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our technology brand and other intellectual property. However, our efforts to protect our intellectual property rights may not be sufficient or effective, especially as incidents of infringement on the Peloton brand increase, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that infringe on our rights or are substantially similar to ours and that compete with our business.

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

There is considerable patent and other intellectual property development activity in our market, and litigation, based on allegations of infringement or other violations of intellectual property, is frequent in the fitness and technology industries. Furthermore, it is common for individuals and groups to purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Our use of third-party content, including music content, software, and other intellectual property rights may be subject to claims of infringement or misappropriation. We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. For additional information, see Note 8 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform or services or using certain technologies, force us to implement expensive work-arounds, or impose other unfavorable terms. We expect that the occurrence of infringement claims is likely to grow as the market for fitness products and services grows and as we introduce new and updated products and offerings. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. See “Risks Related to Laws, Regulation, and Legal Proceedings.” Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, financial condition, and operating results.

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

Risks Related to Service Providers and Our Employees

We rely heavily on third parties for most of our computing, storage, processing, and similar services, and intend to increase our reliance on certain third parties such as last mile partners. Any disruption of or interference with our use of these third-party services could have an adverse effect on our business, financial condition, and operating results.

We have outsourced our cloud infrastructure to third-party providers, and we currently use these providers to host and stream our services and content. We are therefore vulnerable to service interruptions experienced by these providers and we expect to experience interruptions, delays, or outages in service availability in the future due to a variety of factors, including infrastructure changes, human, hardware or software errors, hosting disruptions, and capacity constraints. Outages and capacity constraints could arise from a number of causes such as technical failures, natural disasters and global pandemics, fraud, or security attacks. Additionally, we currently rely and expect to increase our reliance on last mile partners for the delivery and installation of our products. The level or quality of service provided by these providers and partners, or regular or prolonged delays or interruptions in that service, could also affect the use of, and our Members’ satisfaction with, our products and services and could harm our business and reputation. In addition, hosting costs will increase as membership engagement grows, which could harm our business if we are unable to grow our revenue faster than the cost of using these services or the services of similar providers.

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

Our future success depends, in part, on our ability to continue to identify, attract, develop, integrate, and retain qualified and highly skilled personnel, including senior management, engineers, producers, designers, product managers, logistics and supply chain personnel, retail managers, and fitness instructors. In particular, we are highly dependent on the services of our leadership team to the development of our business, future vision, and strategic direction. In February 2022, Barry McCarthy was appointed as our Chief Executive Officer and President, succeeding our co-founder John Foley, who became our Executive Chair. In addition, in connection with our restructuring plan, we announced the departure of other members of management. Our future performance will depend, in part, on the successful transition of the Chief Executive Officer position. If we do not successfully manage the transition, it could be viewed negatively by our customers, employees, investors, suppliers and other third-party partners, and could have an adverse impact on our business and results of operations. We also heavily rely on the continued service and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business, including with respect to strategic initiatives such as our restructuring plan. If members of our senior management team, including our executive leadership, become ill, or if we are otherwise unable to retain them, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed. If the senior management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis then our business and future growth prospects could be harmed.

Also imperative to our success are our fitness instructors, who we rely on to bring new, exciting, and innovative fitness and wellness content to our platform, and who act as brand ambassadors. The loss of any key personnel could make it more difficult to manage our brand, operations and research and development activities, could reduce our employee retention and revenue, and impair our ability to compete. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees.

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

If we cannot maintain our “One Peloton” culture, we could lose the innovation, teamwork, and passion that we believe contribute to our success and our business may be harmed.

We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our “One Peloton” culture, which is based on the idea that if we work together, we will be more efficient and perform better because of one another. As we continue to grow, including geographically expanding our presence outside of our headquarters in New York City we will need to maintain our “One Peloton” culture among our employees, dispersed across various geographic regions. Impacts resulting from the COVID-19 pandemic have also required us to make substantial changes to the way that the vast majority of our employee population does their work, and we have faced new and unforeseen challenges arising from the management of remote, geographically dispersed teams. Our response to the changing work environment has included a number of employee-focused benefits initiatives, such as child care and work from home technology reimbursements, which are aimed at increasing productivity and employee morale and which have increased our costs. As we continue to develop our infrastructure, and particularly in light of the reduction in headcount as part of our restructuring initiative that was announced in February 2022, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract competent personnel who are willing to embrace our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

Risks Related to the Ownership of Our Class A Common Stock

The stock price of our Class A common stock has been, and will likely continue to be, volatile and you could lose all or part of your investment.

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in September 2019 at a price of $29.00 per share, our stock price has ranged from $17.70 to $171.09 through January 31, 2022. In addition, the trading prices of securities of technology companies in general have been highly volatile. Moreover, while the market price of the common stock of many technology companies have fallen significantly since the outbreak of the COVID-19 pandemic, the trading price of our Class A common has fluctuated and initially increased. There are no assurances that the trading price of our Class A common stock will increase, decrease, or will continue at this level for any period of time and the extent to which, and for how long, the COVID-19 pandemic may impact the market price of our Class A common stock is unclear. Moreover, the trading price of our Class A common stock could experience a significant decrease once the longer-term scope and impact of COVID-19 is better understood, the public returns to their pre-COVID-19 pandemic routines, or due to other factors beyond our control.

In addition to the factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•our ability to execute and realize the benefits of strategic plans, such as the restructuring initiative we announced in February 2022;
•impacts from the COVID-19 pandemic, for example, consumer demand and economic volatility or uncertainty;
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
•recruitment, satisfaction or departure of key personnel;
•the economy as a whole and market conditions in our industry;
•our acquisition of Precor or other future investments, acquisitions or dispositions;
•negative publicity related to problems in our manufacturing or the real or perceived quality of our products, as well as the failure to timely launch new products or services that gain market acceptance;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of new products, services, features and content, significant technical innovations, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments;
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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. In April and May 2021, two shareholders filed putative class actions against the Company, our Chief Executive Officer, and our Chief Financial Officer, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our Class A common stock between September 11, 2020 and May 5, 2021, alleging that the defendants made false and/or misleading statements in violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. In addition, in May, August, and November 2021, four shareholders filed verified shareholder derivative action lawsuits purportedly on behalf of the Company against certain of our executive officers and the members of our board of directors alleging breaches of fiduciary duties and violations of Section 14(a) of the Securities Exchange Act, and, for three of the lawsuits, unjust enrichment, abuse of control, gross mismanagement, waste, and a claim for contribution under Sections 10(b) and 21D of the Exchange Act against our Chief Executive Officer and Chief Financial Officer. In November and December 2021, two purported shareholders filed putative class actions against the Company, our Chief Executive Officer, President, and Chief Financial Officer, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between December 9, 2020 and November 4, 2021, alleging that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. These lawsuits and any other securities litigation actions could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business. See “Risks Related to Laws, Regulation, and Legal Proceedings.”

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

There were a total of 331,447,145 shares of our Class A common stock and Class B common stock outstanding as of December 31, 2021. All shares of our Class A common stock and Class B common stock are freely tradable, except for certain limitations, including with respect to holding periods, on any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

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

In addition, as of December 31, 2021, we had 3,656,180 shares of Class A common stock underlying restricted stock units that were awarded but not yet vested, and stock options outstanding that, if fully exercised, would result in the issuance of 40,724,871 shares of Class B common stock and 16,902,677 shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, and limitations applicable to shares held by our affiliates, the vested restricted stock and shares issued upon exercise of outstanding stock options will be available for immediate resale in the open market.

The dual class structure of our common stock has the effect of concentrating voting control with our directors, executive officers, and certain other holders of our Class B common stock; this will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. As of December 31, 2021, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the voting power of our capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) ten years from the closing of the IPO, and (iii) the date the shares of Class B common stock cease to represent at least 1% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Moreover, Section 203 of the Delaware General Corporation Law (the “DGCL”), may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

Our restated certificate of incorporation and amended and restated bylaws contain exclusive forum provisions for certain claims, which may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

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

Short sellers of our stock may be manipulative and may drive down the market price of our Class A common stock.

Short selling is the practice of selling securities that the seller does not own, but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. It is therefore in the short seller’s interest for the price of the stock to decline, and some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, often involving misrepresentations of the issuer’s business prospects and similar matters calculated to create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short.

As a public entity, we may be the subject of concerted efforts by short sellers to spread negative information in order to gain a market advantage. In addition, the publication of misinformation may also result in lawsuits, the uncertainty and expense of which could adversely impact our business, financial condition, and reputation. There are no assurances that we will not face short sellers’ efforts or similar tactics in the future, and the market price of our Class A common stock may decline as a result of their actions.

Risks Related to the Ownership of Our Convertible Senior Notes

The Notes are effectively subordinated to our existing and future secured indebtedness and structurally subordinated to the liabilities of our subsidiaries.

Our 0% Convertible Senior Notes due 2026 (the “Notes”) are our senior, unsecured obligations and rank equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. In addition, because none of our subsidiaries guarantee the Notes, the Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. As of December 31, 2021, we had approximately $1.0 billion in total indebtedness and approximately $495.2 million of available borrowing capacity under our Amended Credit Agreement (after deducting $4.8 million of outstanding letters of credit). Our subsidiaries had no outstanding indebtedness as of December 31, 2021. The indenture governing the Notes does not prohibit us or our subsidiaries from incurring additional indebtedness, including senior or secured indebtedness, in the future.

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

As of December 31, 2021, we had $1.0 billion of indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the notes, and our cash needs may increase in the future. In addition, our existing $500.0 million revolving credit facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

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

In addition, future changes in our stock ownership, the causes of which may be outside of our control, could result in an additional ownership change under Section 382 of the Code. There is also a risk that due to regulatory changes, such as further limitations or suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Our NOLs may also be limited under state laws. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

Failure to maintain effective internal control over our financial and management systems, may strain our resources, divert management’s attention, and impact our ability to attract and retain executive management and qualified board members.

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

The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. In order to maintain and, if required in the future, improve our disclosure controls and procedures, and internal control over, financial reporting to meet this standard, significant resources and management oversight may be required. In the course of preparing our financial statements for fiscal 2021, we identified a material weakness in our internal control over financial reporting. If, in the future, we have a material weakness or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud. See “—We have identified a material weakness in our internal control over financial reporting, and if our remediation of such material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.”

Pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm has provided an attestation report regarding our internal control over financial reporting. We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, our finance team is small for a company of our size, and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II, Item 2 of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and stockholders’ equity/deficit, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue related reserves, the realizability of inventory, content costs for past use reserve, fair value measurements including common stock valuations, the incremental borrowing rate associated with lease liabilities, useful lives of property and equipment, product warranty, goodwill and finite-lived intangible assets, accounting for income taxes, stock-based compensation expense and commitments and contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.

Our business is subject to the risk of earthquakes, fire, power outages, floods, public health crises, including the current COVID-19 pandemic, ransomware and other cybersecurity attacks, labor disputes, and other catastrophic events, and to interruption by man-made problems such as terrorism.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, ransomware and other cybersecurity attacks, labor disputes, terrorist attacks, acts of war, human errors, break-ins, industrial accidents, public health crises, including the COVID-19 pandemic, and other unforeseen events or events that we cannot control. The third-party providers, systems and operations and contract manufacturers we rely on are subject to similar risks. Our insurance policies may not cover losses from these events or may provide insufficient compensation that does not cover our total losses. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Another example is the effect of the COVID-19 pandemic on major construction projects, including our New York headquarters and London studio projects, both of which were delayed due to local government orders. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions to our or our suppliers’ and contract manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, that house our servers, or from which we generate content. As we rely heavily on our computer and communications systems, and the internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and our contract manufacturers’ businesses, which could have an adverse effect on our business, financial condition, and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 2.05 Costs Associated with Exit or Disposal Activities and under Item 2.06 Material Impairments.

February 2022 Restructuring Plan; Asset Impairments

On February 1, 2022, following previous disclosure by Peloton Interactive, Inc. (the “Company”) regarding market factors impacting the business, the Company’s Board of Directors (the “Board”) approved a restructuring plan to realign the Company’s operational focus to support its multi-year growth, scale the business, and improve costs (the “Restructuring Plan”). The Restructuring Plan includes: (i) reducing the Company’s headcount by approximately 2,800 global positions; (ii) closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for the Company’s previously planned Peloton Output Park; (iii) closing and consolidating several distribution facilities, and (iv) shifting to third-party logistics providers in certain locations. The Company expects the Restructuring Plan to be substantially implemented by the end of fiscal 2024.

In connection with the Restructuring Plan, the Company estimates that it will incur total cash charges of approximately $190 million composed of: (i) approximately $90 million for severance and other related personnel reduction costs; (ii) approximately $40 million related to closing and consolidating several assembly and manufacturing plants and distribution facilities; and (iii) approximately $60 million in capital expenditures. Additionally, the Company expects to recognize approximately $80 million of asset impairment charges in the third fiscal quarter of 2022 in connection with the Restructuring Plan.

The Company expects to achieve at least $800 million in annualized cost savings as a result of the Restructuring Plan, with the majority expected to be realized by the end of fiscal 2024.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.1
Second Amendment to the Amended and Restated Revolving Credit Agreement, dated as of December 10, 2021 by and among the Registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.
X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).					X
X Filed herewith.
XX Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PELOTON INTERACTIVE, INC.
Date: February 8, 2022	By:	/s/ John Foley
John Foley Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jill Woodworth
Jill Woodworth Chief Financial Officer (Principal Financial Officer)