Form 10-Q
period 2022-03-31
PELOTON INTERACTIVE, INC.
filed 2022-05-10
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 29, 2022, the number of shares of the registrant’s Class A common stock outstanding was 307,255,442 and the number of shares of the registrant’s Class B common stock outstanding was 30,101,340.

	TABLE OF CONTENTS
		Page

	Special Note Regarding Forward Looking Statements	3
Part I. Financial Information
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of March 31, 2022 and June 30, 2021 (unaudited)	4
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended March 31, 2022 and 2021 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2022 and 2021 (unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended March 31, 2022 and 2021 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42

	Part II. Other Information
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46

SIGNATURES		47

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

•our ability to effectively manage our growth over time;

•our ability to accurately forecast consumer demand of our products and services and adequately maintain our inventory;

•our ability to execute and achieve the benefits of our recent restructuring initiative and other cost saving measures;

•our ability to anticipate consumer preferences and successfully develop and introduce new products and services;

•demand for our products and services and growth of the connected fitness products industry;

•our ability to anticipate appropriate pricing levels for our Connected Fitness Products and subscriptions;

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

•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally; and

•those risks and uncertainties described in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 and the section titled “Risk Factors” in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 (the “Fiscal Q2 10-Q”), as such factors may be updated in our filings with the Securities and Exchange Commission (the “SEC”).

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

Our reports filed with or furnished to the SEC pursuant to Sections 13(a) and 15(d) of the Exchange Act are available, free of charge, on our Investor Relations website at https://investor.onepeloton.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We use our Investor Relations website as a means of disclosing material information. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

In this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” and "Peloton" refer to Peloton Interactive, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	March 31,	June 30,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$879.3	$1,134.8
Marketable securities	—	472.0
Accounts receivable, net	74.7	71.4
Inventories, net	1,410.0	937.1
Prepaid expenses and other current assets	207.3	202.8
Total current assets	2,571.3	2,818.1
Property and equipment, net	754.0	591.9
Intangible assets, net	218.2	247.9
Goodwill	41.2	210.1
Restricted cash	86.9	0.9
Operating lease right-of-use assets, net	703.7	580.1
Other assets	39.4	36.7
Total assets	$4,414.8	$4,485.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$716.8	$989.1
Customer deposits and deferred revenue	211.0	164.8
Operating lease liabilities, current	87.6	61.9
Other current liabilities	15.9	27.2
Total current liabilities	1,031.3	1,243.0
Convertible senior notes, net	855.3	829.8
Operating lease liabilities, non-current	736.0	620.4
Other non-current liabilities	39.3	38.3
Total liabilities	2,661.8	2,731.5
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 Class A shares authorized, 307,006,294 and 270,855,356 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively; 2,500,000,000 and 2,500,000,000 Class B shares authorized, 30,103,216 and 29,291,774 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively.	—	—
Additional paid-in capital	4,197.9	2,618.9
Accumulated other comprehensive income	10.4	18.2
Accumulated deficit	(2,455.3)	(883.0)
Total stockholders’ equity	1,753.0	1,754.1
Total liabilities and stockholders’ equity	$4,414.8	$4,485.6
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Revenue:
Connected Fitness Products	$594.4	$1,022.9	$1,891.9	$2,494.4
Subscription	369.9	239.4	1,011.6	590.6
Total revenue	964.3	1,262.3	2,903.4	3,085.0
Cost of revenue:
Connected Fitness Products	662.3	732.5	1,848.1	1,659.5
Subscription	117.8	84.8	327.2	227.0
Total cost of revenue	780.1	817.4	2,175.3	1,886.6
Gross profit	184.2	444.9	728.2	1,198.4
Operating expenses:
Sales and marketing	227.7	208.2	860.8	500.3
General and administrative	242.3	180.6	731.3	430.3
Research and development	77.1	69.8	274.6	153.9
Goodwill impairment	181.9	—	181.9	—
Impairment expense and loss on disposals on long-lived assets	32.5	—	42.5	—
Restructuring expense	158.5	—	158.5	—
Total operating expenses	920.0	458.6	2,249.4	1,084.4
(Loss) income from operations	(735.8)	(13.7)	(1,521.2)	113.9
Other expense, net:
Interest expense	(9.1)	(4.9)	(26.5)	(5.7)
Interest income	0.2	1.6	1.1	6.7
Foreign exchange losses	(11.5)	(0.7)	(19.1)	(1.5)
Other income, net	1.2	—	0.7	—
Total other expense, net	(19.2)	(4.0)	(43.8)	(0.5)
(Loss) income before provision for income taxes	(755.0)	(17.7)	(1,565.0)	113.4
Income tax expense (benefit)	2.1	(9.1)	7.5	(10.8)
Net (loss) income	$(757.1)	$(8.6)	$(1,572.4)	$124.2
Net (loss) income attributable to Class A and Class B common stockholders	$(757.1)	$(8.6)	$(1,572.4)	$124.2
Net (loss) income per share attributable to common stockholders, basic	$(2.27)	$(0.03)	$(4.96)	$0.43
Net (loss) income per share attributable to common stockholders, diluted	$(2.27)	$(0.03)	$(4.96)	$0.36
Weighted-average Class A and Class B common shares outstanding, basic	333,864,579	295,646,824	317,245,844	292,276,299
Weighted-average Class A and Class B common shares outstanding, diluted	333,864,579	295,646,824	317,245,844	348,094,379
Other comprehensive (loss) income:
Net unrealized losses on marketable securities	$—	$(0.6)	$(0.4)	$(3.2)
Change in foreign currency translation adjustment	(5.6)	(2.0)	(3.5)	7.2
Derivative adjustments:
Net unrealized loss on hedging derivatives	(3.6)	—	(4.7)	—
Reclassification for derivative adjustments included in Net (loss) income	1.4	—	0.9	—
Total other comprehensive (loss) income	(7.9)	(2.6)	(7.8)	4.0
Comprehensive (loss) income	$(765.0)	$(11.2)	$(1,580.2)	$128.2
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(1,572.4)	$124.2
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	102.4	38.8
Stock-based compensation expense	241.9	108.8
Non-cash operating lease expense	66.8	44.4
Amortization of premium from marketable securities	3.4	7.4
Amortization of debt discount and issuance costs	25.5	4.6
Impairment expense and loss on disposals on long-lived assets	42.5	3.3
Goodwill impairment	181.9	—
Net foreign currency adjustments	19.1	—
Changes in operating assets and liabilities:
Accounts receivable	(3.6)	6.0
Inventories	(473.3)	(363.7)
Prepaid expenses and other current assets	(40.5)	(34.7)
Other assets	(6.6)	(13.7)
Accounts payable and accrued expenses	(260.4)	444.2
Customer deposits and deferred revenue	46.4	(2.0)
Operating lease liabilities, net	(49.1)	(9.8)
Other liabilities	(1.6)	1.5
Net cash (used in) provided by operating activities	(1,677.8)	359.3
Cash Flows from Investing Activities:
Purchases of marketable securities	—	(449.1)
Maturities of marketable securities	211.0	517.8
Sales of marketable securities	306.7	6.6
Purchases of property and equipment	(243.6)	(167.9)
Business combinations, net of cash acquired	(11.0)	(57.7)
Asset acquisitions, net of cash acquired	(16.0)	(78.1)
Internal-use software costs	(24.1)	(5.0)
Net cash provided by (used in) investing activities	223.0	(233.4)
Cash Flows from Financing Activities:
Proceeds from public offering, net of issuance costs	1,218.8	—
Proceeds from issuance of convertible notes, net of issuance costs	—	977.2
Purchase of capped calls	—	(81.3)
Proceeds from employee stock purchase plan withholdings	14.9	12.2
Proceeds from exercise of stock options	76.7	37.0
Taxes withheld and paid on employee stock awards	—	(53.9)
Principal repayments of finance leases	(1.3)	(0.7)
Net cash provided by financing activities	1,309.0	890.5
Effect of exchange rate changes	(23.6)	4.1
Net change in cash, cash equivalents, and restricted cash	(169.4)	1,020.4
Cash, cash equivalents, and restricted cash — Beginning of period	1,135.7	1,037.0
Cash, cash equivalents, and restricted cash — End of period	$966.2	$2,057.4

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1.0	$0.6
Cash paid for income taxes	$13.7	$2.9
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Property and equipment accrued but unpaid	$36.0	$42.4
Stock-based compensation capitalized for software development costs	$8.0	$3.1
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2020	294.3	$—	$2,472.7	$16.6	$(561.0)	$1,928.3
Activity related to stock-based compensation	3.4	—	(10.5)	—	—	(10.5)
Issuance of common stock under employee stock purchase plan	0.2	—	8.0		—	8.0
Equity component of convertible senior notes, net of issuance costs	—	—	160.1		—	160.1
Purchases of capped calls related to convertible senior notes	—	—	(81.3)		—	(81.3)
Other comprehensive loss	—	—	—	(2.6)	—	(2.6)
Net loss	—	—	—	—	(8.6)	(8.6)
Balance - March 31, 2021	297.9	$—	$2,548.9	$14.1	$(569.6)	$1,993.4

Balance - December 31, 2021	331.4	$—	$4,048.8	$18.3	$(1,698.2)	$2,368.9
Activity related to stock-based compensation	5.2	—	138.9	—	—	138.9
Issuance of common stock under employee stock purchase plan	0.4	—	10.2	—	—	10.2
Other comprehensive loss	—	—	—	(7.9)	—	(7.9)
Net loss	—	—	—	—	(757.1)	(757.1)
Balance - March 31, 2022	337.1	$—	$4,197.9	$10.4	$(2,455.3)	$1,753.0

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - June 30, 2020	288.1	$—	$2,361.8	$10.1	$(693.9)	$1,678.0
Activity related to stock-based compensation	9.3	—	95.3	—	—	95.3
Issuance of common stock under employee stock purchase plan	0.4	—	13.1	—	—	13.1
Equity component of convertible senior notes, net of issuance costs	—	—	160.1	—	—	160.1
Purchases of capped calls related to convertible senior notes	—	—	(81.3)	—	—	(81.3)
Other comprehensive income	—	—	—	4.0	—	4.0
Net income	—	—	—	—	124.2	124.2
Balance - March 31, 2021	297.9	$—	$2,548.9	$14.1	$(569.6)	$1,993.4

Balance - June 30, 2021	300.1	$—	$2,618.9	$18.2	$(883.0)	$1,754.1
Activity related to stock-based compensation	9.1	—	338.4	—	—	338.4
Issuance of common stock under employee stock purchase plan	0.7	—	21.9	—	—	21.9
Issuance of common stock pursuant to public offering, net of issuance costs	27.2	—	1,218.7	—	—	1,218.7
Other comprehensive loss	—	—	—	(7.8)	—	(7.8)
Net loss	—	—	—	—	(1,572.4)	(1,572.4)
Balance - March 31, 2022	337.1	$—	$4,197.9	$10.4	$(2,455.3)	$1,753.0

See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except share and per share amounts)

1. Description of Business and Basis of Presentation
Description and Organization
Peloton Interactive, Inc. (“Peloton” or the “Company”) is the largest interactive fitness platform in the world with a loyal community of Members, which we define as any individual who has a Peloton account through a paid Connected Fitness Subscription (“All-Access Membership”) or a paid Peloton Digital Subscription. The Company pioneered connected, technology-enabled fitness with the creation of its interactive fitness equipment (“Connected Fitness Products”) and the streaming of immersive, instructor-led boutique classes to its Members anytime, anywhere. The Company makes fitness entertaining, approachable, effective, and convenient while fostering social connections that encourage Members to be the best versions of themselves.
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
In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows, and the changes in equity for the interim periods. The results for the three and nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2022, or any other period.
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
Except as described elsewhere in Note 2 - Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q under the heading “Recently Issued Accounting Pronouncements,” there have been no material changes to the Company’s significant accounting policies as described in the Form 10-K.

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
Derivative Instruments and Hedging Activities
Our Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of foreign currency exchange risk. As required by ASC 815, the Company records all derivatives on the balance sheet at fair value in the following line items: Prepaid expenses and other current assets; and Other current liabilities. For hedging derivatives that the Company has determined qualify as effective cash flow hedges, the Company records the cumulative changes in the fair value in Other comprehensive (loss) income in the condensed consolidated statements of operations and comprehensive (loss) income. Hedge ineffectiveness is recorded in Other expense, net in the condensed consolidated statements of operations and comprehensive (loss) income. Fair value changes for derivatives that are not in qualifying hedge relationships are recorded in Other expense, net in the condensed consolidated statements of operations and comprehensive (loss) income.

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
The Company evaluates its convertible instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company’s financial statements in accordance with the criteria under ASC 815-15. As of March 31, 2022, the Company did not have any material derivative contracts or contracts with material embedded derivative features requiring bifurcation.
Goodwill and Intangible Assets
Goodwill represents the excess of the aggregate of the consideration transferred and the amount recognized for non-controlling interest, if any, over the fair value of identifiable assets acquired and liabilities assumed in a business combination. The Company has no intangible assets with indefinite useful lives.

Intangible assets other than goodwill are comprised of acquired developed technology, brand name, customer relationships, distributor relationships, and other finite-lived intangible assets. At initial recognition, intangible assets acquired in a business combination or asset acquisition are recognized at their fair value as of the date of acquisition. Following initial recognition, intangible assets are carried at acquisition date fair value less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset.

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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets. If the carrying amount of an asset group exceeds its estimated undiscounted net future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value.
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
Accounting Pronouncements Not Yet Adopted
ASU 2020-06
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock, thereby limiting the accounting results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Upon adoption, the Company expects a decrease to Additional paid-in capital to remove the equity component separately recorded for the conversion features associated with the Notes (as defined in Note 9 - Debt of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q), an increase in the carrying value of its Notes to reflect the full principal amount of the Notes outstanding net of issuance costs, and an increase to Accumulated deficit. The Company expects the adoption of this standard to reduce its reported Interest expense.

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

Standard Product Warranty
The Company offers a standard product warranty that its Connected Fitness Products will operate under normal, non-commercial use for a period of one year covering the touchscreen and most original Bike, Bike+, Tread, Tread+, and Guide components from the date of original delivery. The Company has the obligation, at its option, to either repair or replace the defective product. At the time revenue is recognized, an estimate of future warranty costs are recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices. The Company’s products are manufactured both in-house and by contract manufacturers, and in certain cases, the Company may have recourse to such contract manufacturers.

Activity related to the Company’s accrual for our estimated future product warranty obligation was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Balance at beginning of period	$48.5	$32.6	$51.5	$34.2
Provision for warranty accrual	16.0	36.8	42.1	54.3
Warranty claims	(20.0)	(18.3)	(49.0)	(37.4)
Balance at end of period	$44.5	$51.1	$44.5	$51.1
The Company also offers the option for customers in some markets to purchase an extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Products for additional periods ranging from 12 to 36 months.

Extended warranty revenue is recognized on a gross basis as the Company has a continuing obligation to perform over the service period. Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Product revenue in the condensed consolidated statements of operations and comprehensive (loss) income.
Disaggregation of Revenue
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 15- Segment Information of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company’s revenue disaggregated by geographic region, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
North America	$873.2	$1,167.7	$2,637.0	$2,897.4
International	91.2	94.5	266.5	187.6
Total revenue	$964.3	$1,262.3	$2,903.4	$3,085.0

During the three and nine months ended March 31, 2022, the Company’s revenue attributable to the United States was $824.3 million and $2,503.2 million or 85% and 86% of total revenue, respectively. During the three and nine months ended March 31, 2021, the Company’s revenue attributable to the United States was $1,102.9 million and $2,776.6 million or 87% and 90% of total revenue, respectively.

Customer Deposits and Deferred Revenue
As of March 31, 2022 and June 30, 2021, customer deposits of $126.1 million and $92.2 million, respectively, and deferred revenue of $84.9 million and $72.6 million, respectively, were included in Customer deposits and deferred revenue on the Company’s condensed consolidated balance sheets.

In the nine months ended March 31, 2022 and 2021, the Company recognized revenue of $68.2 million and $22.1 million, respectively, that was included in the deferred revenue balance as of June 30, 2021 and 2020, respectively.

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.

4. Restructuring

On February 1, 2022, following the Company’s prior disclosure regarding market factors impacting the business, the Company’s Board of Directors approved a restructuring plan to realign the Company’s operational focus to support its multi-year growth, scale the business, and improve costs (the “Restructuring Plan”). The Restructuring Plan includes: (i) reducing the Company’s headcount; (ii) closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for the Company’s previously planned Peloton Output Park; (iii) closing and consolidating several distribution facilities, and (iv) shifting to third-party logistics providers in certain locations. The Company expects the Restructuring Plan to be substantially implemented by the end of fiscal 2024.

As a result of the Restructuring Plan, the Company incurred the following charges, of which Asset write-downs and write-offs are included within Impairment expense and loss on disposals in the condensed consolidated statements of operations and comprehensive (loss) income. The remaining charges incurred due to the restructuring plan are included within Restructuring expense in the condensed consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2022	2022
Cash restructuring charges:	(in millions)
Severance and other personnel costs	$99.4	$99.4
Professional fees and other related charges	14.3	14.3
Total cash charges	113.7	113.7

Non-cash charges:
Asset write-downs and write-offs	27.4	27.4
Stock-based compensation expense	44.9	44.9
Total non-cash charges	72.3	72.3

Total	$186.0	$186.0

In connection with the Restructuring Plan, the Company committed to the closures of certain warehouse and retail locations, the discontinuation of manufacturing in North America, and the wind down of certain software implementation and development projects. Due to the actions taken the Company tested certain fixed assets for recoverability by comparing the carrying value of the asset group to an estimate of the future undiscounted cash flows which was generally the liquidation value. Based on the results of the recoverability test, the Company determined that as of March 31, 2022, the undiscounted cash flows of the asset groups were below the carrying values, indicating impairment. The assets were written down to their estimated fair value, which was determined based on their expected liquidation value.

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within Accounts payable and accrued expenses in the condensed consolidated balance sheets, as follows:

	Severance and other personnel costs	Professional fees and other related charges	Total
	(in millions)
Balance as of June 30, 2021	$—	$—	$—
Charges	99.4	14.3	113.7
Cash payments	(73.3)	(14.3)	(87.6)
Balance as of March 31, 2022	$26.1	$—	$26.1

In addition to the above charges, the Company incurred approximately $84.0 million of capital expenditures related to Peloton Output Park since project inception.

5. Fair Value Measurements

Fair Value Measurements of Other Financial Instruments
The following table presents the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Convertible Senior Notes	$—	$836.6	$—	$836.6
The fair value of the 0% Convertible Senior Notes due February 15, 2026 (the “Notes”) is determined based on the closing price on the last trading day of the reporting period.

6. Inventories
Inventories were as follows:

	March 31, 2022	June 30, 2021
	(in millions)
Raw materials	$97.7	$109.8
Work-in-process	4.2	7.9
Finished products(1)	1,408.0	879.5
Total inventories	1,509.9	997.2
Less: Reserves	(99.9)	(60.1)
Total inventories, net	$1,410.0	$937.1
_________________________
(1) Includes $167.9 million and $249.9 million of finished goods inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of March 31, 2022 and June 30, 2021, respectively.
The Company’s inventory reserves as of March 31, 2022 relate primarily to returned connected fitness products and obsolete accessory inventory that the Company does not expect to sell.
7. Acquisitions

Business Combination
Precor Incorporated
On April 1, 2021, the Company acquired the Precor business, which consisted of 15 legal entities (“Precor”) from Amer Sports Corporation (“Amer”) for a purchase price of approximately $412.0 million, net of cash acquired, which was paid in cash. During the nine months ended March 31, 2022, the purchase consideration was reduced by $2.9 million associated with working capital adjustments, resulting in a revised purchase price of $409.2 million. Upon completion of the transaction, Precor became wholly owned subsidiaries of the Company.

During the fourth quarter of fiscal 2021, the Company completed a preliminary analysis to determine the fair values of the assets acquired and liabilities assumed and the amounts recorded reflected management’s initial assessment of fair value as of the closing date. Based on additional information obtained to date, the Company refined its initial assessment of fair value and, as a result, recognized the following adjustments to the Company’s preliminary purchase price allocation during the first quarter of fiscal 2022: Inventory decreased $4.0 million, Intangible assets, net increased $1.0 million, and deferred tax liability increased $3.4 million. The adjustments resulted in a corresponding increase to Goodwill of $3.5 million, of which $3.4 million relates to the deferred tax liability and $0.1 million relates to the updated fair value assessment. The adjustments did not result in a material impact on the financial results of prior periods. The purchase price allocation was finalized as of March 31, 2022.

Other Acquisitions
During the nine months ended March 31, 2022, the Company completed two transactions to acquire certain developed software and assembled workforce for use in the development of the Company’s data platform and content supply chain. The transactions were completed on November 1, 2021 and November 8, 2021, and were accounted for as a business combination and asset acquisition, respectively. There were no acquisitions that closed during the three months ended March 31, 2022.
The acquisitions resulted in the recognition of $12.0 million of Goodwill, and $17.7 million of assets primarily consisting of developed software. The developed software was assigned a useful life of 3 years and is recorded in Property and equipment, net on the Company’s condensed consolidated balance sheets.
8. Goodwill
The changes in the carrying value of goodwill are as follows:

Amount
(in millions)
June 30, 2021	$210.1
Acquisition	12.0
Foreign currency translation	1.0
Impairment	(181.9)
March 31, 2022	$41.2
The Company reviews Goodwill for impairment annually on April 1 and more frequently if events or changes in circumstances indicate that an impairment may exist (“a triggering event”). During the three months ended March 31, 2022, management identified various qualitative factors that collectively, indicated that the Company had a triggering event, including (i) softening demand; (ii) increased costs of inventory and logistics; and (iii) sustained decrease in stock price. The Company performed a valuation of the Connected Fitness Products reporting unit using liquidation value and discounted cash flow methodologies. Given the results of the quantitative assessment, the Company determined that the Connected Fitness Products reporting unit’s goodwill was impaired. During the three months ended March 31, 2022, the Company recognized a goodwill impairment charge of $181.9 million representing the entire amount of Goodwill related to the Connected Fitness Products reporting unit in the Connected Fitness Products Segment.
9. Debt
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

The net carrying amount of the liability component of the Notes was as follows:

March 31, 2022
(in millions)
Principal	$1,000.0
Unamortized debt discount	(129.3)
Unamortized debt issuance costs	(15.4)
Net carrying amount	$855.3

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Amortization of debt discount	$7.7	$3.9	$23.0	$3.9
Amortization of debt issuance costs	0.8	0.4	2.5	0.4
Less: Interest capitalized	(0.1)	—	(0.3)	—
Total interest expense related to the Notes	$8.5	$4.3	$25.2	$4.3

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

During the three and nine months ended March 31, 2022, the Company incurred total commitment fees of $0.4 million and $1.0 million, respectively, and $0.2 million and 0.7 million during the three and nine months ended March 31, 2021, respectively, which are included in Interest expense in the condensed consolidated statements of operations and comprehensive (loss) income.

As of March 31, 2022, the Company had not drawn on the credit facility and did not have outstanding borrowings under the Credit Agreement.
In connection with the execution of the Second Amendment, the Company incurred debt issuance costs of $1.1 million which are capitalized and presented as Other assets on the Company’s condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Credit Agreement.
The Company has the option to repay its borrowings under the Credit Agreement without premium or penalty prior to maturity. The Credit Agreement contains customary affirmative covenants as well as customary covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Credit Agreement also contains certain financial condition covenants, including maintaining a total level of liquidity of not less than $250.0 million and maintaining a minimum total four-quarter revenue level of $3.0 billion (which are replaced with a covenant to maintain a minimum debt to adjusted EBITDA ratio upon the Company’s meeting a specified adjusted EBITDA threshold). As of March 31, 2022, the Company was in compliance with the covenants under the Credit Agreement. At March 31, 2022, the Company was contingently liable for approximately $4.8 million in standby letters of credit as security for an operating lease obligation. In addition, the Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of March 31, 2022, the Company had $86.0 million in letters of credit, which are classified as Restricted cash on its condensed consolidated balance sheets.
On May 9, 2022, the Company entered into a binding commitment letter with respect to a $750.0 million senior secured term loan facility. See Note 16 – Subsequent Events.
10. Commitments and Contingencies
The Company is subject to minimum guarantee royalty payments associated under certain music license agreements.

The following represents the Company's minimum annual guarantee payments under music license agreements for the next three years as of March 31, 2022:

Future Minimum Payments
Fiscal Year	(in millions)
2022 (remaining)	$3.3
2023	38.4
2024	26.8
Total	$68.5

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
Prior to the execution of go-forward music license agreements, the Company estimates and records expenses inclusive of estimated content costs for past use as well as normal and recurring music royalty expenses. The Company includes both of these components in its reserve. As of March 31, 2022 and 2021, the Company had previously recorded reserves of $10.2 million and $13.3 million, respectively, included in Accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Product Recall Reserves
On May 5, 2021, the Company announced separate, voluntary recalls of its Tread+ and Tread products in collaboration with the U.S. Consumer Product Safety Commission ("CPSC") and halted sales of these products to work on product enhancements. As a result of these recalls, the Company accrued for a reduction to Connected Fitness Products revenue for actual and estimated future returns of $17.5 million and $36.3 million for the three and nine months ended March 31, 2022, respectively, and a return reserve of $36.7 million is included within Accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets related to the impacts of the recall. The estimated returns reserve is primarily based on historical and expected product returns. The Company recorded costs associated with inventory write-downs and logistic costs of $2.0 million and $7.6 million in Connected Fitness Products cost of revenue for the three and nine months ended, March 31, 2022, respectively.

Commitments to Suppliers
We utilize contract manufacturers to build our products and accessories. These contract manufacturers acquire components and build products based on demand forecast information we supply, which typically covers a rolling 12-month period. Consistent with industry practice, we acquire inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover our forecasted product and manufacturing requirements for periods that range a number of months. In certain instances, these agreements allow us the option to cancel, reschedule, and/or adjust our requirements based on our business needs for a period of time before the order is due to be fulfilled. While our purchase orders are legally cancellable in many situations, there are some which are not cancellable in the event of a demand plan change or other circumstances, such as where the supplier has procured unique, Peloton-specific designs, and/or specific non-cancellable, non-returnable components based on our provided forecasts.

We previously disclosed that, as of December 31, 2021, our commitments to contract with third-party suppliers for on-hand inventory and component purchase commitments related to the manufacture of our products were estimated to be approximately $550 million. This was an estimate at December 31, 2021 of the potential amount that might be paid to third-party suppliers under our demand forecasts and open purchase orders existing at that time. Since that time, Peloton has further materially reduced its demand forecasts, and has engaged in discussions with certain third-party suppliers regarding its obligations under the governing contracts. As a result of these reductions and the resulting discussions, we now estimate that, as of March 31, 2022, our obligations under our contracts with third-party suppliers and contract manufacturers are collectively between $120 million and $280 million. While we are not under any legal obligation to do so, we also are currently negotiating to acquire certain additional inventory purchased by our suppliers under previous demand plan forecasts, where appropriate, in an effort to maintain long-term relationships and supply continuity, flexibility, and scalability. The timing of payments and consumption of any such inventory is part of our ongoing discussions. As of March 31, 2022, we believe these negotiated purchases, in excess of our obligations under our contracts, could range from $180 million to $470 million, but these negotiations are ongoing and the range may change as a result before final agreements are reached.
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

Additionally on April 29, 2021, Ashley Wilson filed a putative securities class action lawsuit against the Company and certain of its officers, captioned Wilson v. Peloton Interactive, Inc., et al., Case No. 1:21-cv-02369-CBA-PK, in the United States District Court for the Eastern District of New York, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between September 11, 2020 and April 16, 2021 (the "Wilson Action"). Plaintiff Wilson amended her lawsuit on May 6, 2021 to expand the purported class to those who purchased or acquired our common stock between September 11, 2020 and May 5, 2021. On May 24, 2021, Leigh Drori filed a related putative securities class action lawsuit, captioned Drori v. Peloton Interactive, Inc., et al., Case No. 1:21-cv-02925-CBA-PK, also in the United States District Court for the Eastern District of New York (the “Drori Action”). On November 16, 2021, the district judge consolidated the Wilson and Drori Actions under the caption In re Peloton Interactive, Inc. Securities Litigation, Master File No. 21-cv-02369-CBA-PK, and appointed Richard Neswick as lead plaintiff. On January 21, 2022, lead plaintiff filed an amended consolidated complaint in the action purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between September 11, 2020 and May 5, 2021. Lead plaintiff alleges that the Company and certain of its officers made false or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 (“Exchange Act”) regarding the Company’s Tread and Tread+ products and the safety of those products. Defendants served their motion to dismiss the amended consolidated complaint on March 7, 2022, and briefing was complete on April 26, 2022.

On May 20, 2021, Alan Chu filed a verified shareholder derivative action lawsuit purportedly on behalf of the Company against certain of the Company’s executive officers and the members of the board of directors, captioned Chu v. Foley, et al., Case No. 1:21-cv-02862, in the United States District Court for the Eastern District of New York (the “Chu Action”). Plaintiff Chu alleges breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Securities and Exchange Act of 1934, as well as a claim for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against the Company’s Chief Executive Officer and Chief Financial Officer. On August 13, 2021 and August 19, 2021, two related verified shareholder derivative complaints were filed, captioned Genack v. Foley, et al., Case No. 1:21-cv-04583 and Liu v. Foley, et al., Case No. 1:21-cv-04687, also purportedly on behalf of the Company, in the United States District Court for the Eastern District of New York. On October 13, 2021, the parties in the three putative derivative actions filed a stipulation seeking to consolidate the actions, and agreeing to a schedule for plaintiffs to file motions to be appointed lead plaintiff. On October 26, 2021, the court entered the stipulation consolidating the three actions under the caption In re Peloton Interactive, Inc. Derivative Litigation, Master File No. 21-cv-02862-CBA-PK. On November 23, 2021, Anthony Franchi filed a shareholder derivative action in the United States District Court for the Eastern District of New York against certain of the Company’s executive officers and members of the board of directors captioned Franchi v. Blachford, et al., Case No. CV 21-06544 (the “Franchi Action”), which alleges breaches of fiduciary duty, unjust enrichment, and violations of Sections 14(a) and 20(a) of the Exchange Act. On January 24, 2022, the court entered a stipulation consolidating the Franchi Action into In re Peloton Interactive, Inc. Derivative Litigation and appointed each plaintiff a co-lead plaintiff. On February 3, 2022, the parties filed a stipulation to stay the consolidated derivative action, which the Court entered on February 11, 2022.

On November 18, 2021, the City of Hialeah Employees’ Retirement System filed a putative securities class action lawsuit against the Company and certain of its officers in the United States District Court for the Southern District of New York, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between December 9, 2020 and November 4, 2021, captioned City of

Hialeah Employees’ Retirement System v. Peloton Interactive, Inc., Case No. 21-cv-09582-ALC (the “Hialeah Action”). On December 2, 2021, Anastasia Deulina filed a related putative securities class action against the same defendants also in the United States District Court for the Southern District of New York captioned Deulina v. Peloton Interactive, Inc., Case No. 21-cv-10266-ALC (the “Deulina Action”). The Hialeah and Deulina Actions allege that Defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act regarding demand for, and supply of, the Company’s products. On January 18, 2022, several purported shareholders filed motions to consolidate the Hialeah and Deulina Actions and to be appointed lead plaintiff. On May 5, 2022, the Court consolidated the Hialeah and Deulina Actions and appointed Robeco Capital Growth Funds SICAV – Robeco Global Consumer Trends as lead plaintiff and Grant & Eisenhofer P.A. as lead counsel in the consolidated action. The parties will negotiate and submit a proposed schedule for lead plaintiff to file a consolidated amended complaint and for defendants to file a motion to dismiss.

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
11. Stockholders' Equity

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
12. Equity-Based Compensation
2019 Equity Incentive Plan
In August 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (the "2019 Plan"), which was subsequently approved by the Company’s stockholders in September 2019. The 2019 Plan serves as the successor to the 2015 Stock Plan (the "2015 Plan"). The 2015 Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. Any reserved shares not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2019 Plan became available for grant under the 2019 Plan and will be issued as Class A common stock. The number of shares reserved for issuance under the 2019 Plan will increase automatically on July 1 of each of 2020 through 2029 by the number of shares of the Company’s Class A common stock equal to 5% of the total outstanding shares of all of the Company’s classes of common stock as of each June 30 immediately preceding the date of increase, or a lesser amount as determined by the Board of Directors. On July 1, 2021, the number of shares of Class A common stock available for issuance under the 2019 Plan was automatically increased according to its terms by 15,007,356 shares. As of March 31, 2022, 41,534,684 shares of Class A common stock are available for future award under the 2019 Plan.

Stock Options
The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2021	57,946,608	$18.47	7.3	$6,119.2
Granted	18,290,794	$45.86
Exercised	(8,068,769)	$6.11		$369.5
Forfeited	(4,286,726)	$45.74
Outstanding — March 31, 2022	63,881,907	$26.04	7.0	$643.3
Vested and Exercisable— March 31, 2022	34,799,942	$14.31	5.3	$557.6

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested - June 30, 2021	28,160,034	$13.52
Granted	18,290,794	$23.07
Early exercised unvested	(13,501)	$2.02
Vested	(13,122,980)	$11.06
Forfeited or expired	(4,232,382)	$20.61
Unvested - March 31, 2022	29,081,965	$19.61

The aggregate intrinsic value of options outstanding and vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2022. The fair value of the common stock is the closing stock price of the Company's Class A common stock as reported on the Nasdaq Global Select Market. The aggregate intrinsic value of exercised options was $369.5 million and $1.0 billion for the nine months ended March 31, 2022 and 2021, respectively.

For the nine months ended March 31, 2022 and 2021, the weighted-average grant date fair value per option was $23.07 and $43.45, respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

Nine Months Ended March 31, 2022
Weighted average risk-free interest rate(1)	1.6%
Weighted average expected term (in years)	6.0
Weighted average expected volatility(2)	54.8%
Expected dividend yield	—
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

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2021	1,785,946	$99.43
Granted	10,095,959	$46.07
Vested and converted to shares	(995,317)	$98.62
Cancelled	(1,083,529)	$85.40
Outstanding — March 31, 2022	9,803,059	$46.10

Employee Stock Purchase Plan
In August 2019, the Board of Directors adopted, and in September 2019, the Company's stockholders approved, the 2019 Employee Stock Purchase Plan ("ESPP"), through which eligible employees may purchase shares of the Company's Class A common stock at a discount through accumulated payroll deductions. The ESPP became effective on the date the registration statement, in connection with the Company’s IPO, was declared effective by the SEC (the "Effective Date"). The number of shares of the Company's Class A common stock that will be available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2021, the number of shares of Class A common stock available for issuance under the ESPP was automatically increased according to its terms by 3,001,471 shares. As of March 31, 2022, a total of 10,148,440 shares of Class A common stock were available for sale to employees under the ESPP.

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

Unless otherwise determined by the Board of Directors, the purchase price for each share of Class A common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period or the fair market value per share on the last trading day of the applicable purchase period. During the nine months ended March 31, 2022, there were ESPP resets that resulted in total modification charges of $0.5 million, which is recognized over the new two-year offering period ending February 28, 2024 .

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods were as follows:

Nine Months Ended March 31, 2022
Weighted average risk-free interest rate	0.2%
Weighted average expected term (in years)	1.2
Weighted average expected volatility	71.6%
Expected dividend yield	—

The expected term assumptions were based on each offering period's respective purchase date. The expected volatility was derived from the blended average of historical stock volatilities of several unrelated public companies that the Company considers to be comparable to its business over a period equivalent to the expected terms of the stock options and the historical volatility of the Company's stock price. Beginning in the fiscal quarter ended March 31, 2022, the expected volatility is based on the historical volatility of the Company’s stock price. The risk-free rate assumptions were based on the U.S. treasury yield curve in effect at the time of the grants. The dividend yield assumption was zero as the Company has not historically paid any dividends and does not expect to declare or pay dividends in the foreseeable future.

During the three and nine months ended March 31, 2022, the Company recorded stock-based compensation expense associated with the ESPP of $2.4 million and $10.6 million, respectively, and $2.8 million and $6.6 million for the three and nine months ended March 31, 2021, respectively.

In connection with the offering period which ended on August 31, 2021, employees purchased 293,356 shares of Class A common stock at a weighted-average price of $39.95 under the ESPP. In connection with the offering period ended on February 28, 2022, employees purchased under the ESPP 420,359 shares of Class A common stock at a weighted-average price of $24.30. As of March 31, 2022, total unrecognized compensation cost related to the ESPP was $28.4 million, which will be amortized over a weighted-average remaining period of 1.9 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Cost of revenue
Connected Fitness Products	$5.7	$3.3	$16.7	$6.8
Subscription	6.3	4.3	15.0	13.9
Total cost of revenue	12.0	7.6	31.8	20.6
Sales and marketing	7.5	5.7	23.0	13.7
General and administrative	41.1	22.5	108.9	60.4
Research and development	11.7	5.9	33.4	14.1
Restructuring expense	44.9	—	44.9	—
Total stock-based compensation expense	$117.1	$41.7	$241.9	$108.8

As of March 31, 2022, the Company had $971.9 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 3.3 years.
In the fiscal quarter ended March 31, 2022, four employees of the Company who were eligible to participate in the Company’s Severance and Change in Control Plan (the “Severance Plan”) terminated employment. Pursuant to the Severance Plan, the post-termination period during which each such employee may exercise outstanding stock options was extended from 90 days to one year (or the option expiration date, if earlier). Additionally, in the fiscal quarter ended March 31, 2022, the Company entered into a letter agreement with a board member who was terminating service and pursuant to the terms therein, extended the post-termination period during which the director may exercise outstanding stock options from 90 days to the original expiration date of the stock option. As a result of these modifications, the Company recognized incremental stock-based compensation expense of $15.7 million within Restructuring expense in the condensed consolidated statements of operations and comprehensive (loss) income.
13. Income Taxes
The Company recorded a provision from income taxes of $2.1 million and $7.5 million for the three and nine months ended March 31, 2022, respectively, and a benefit of $9.1 million and $10.8 million for the three and nine months ended March 31, 2021, respectively. Furthermore, the Company's effective tax rates were (0.27)% and (0.48)% for the three and nine months ended March 31, 2022, respectively, and 51.67% and (9.53)% for the three and nine months ended March 31, 2021, respectively. The income tax provision and the effective tax rate is primarily driven by state and international taxes.

The Company maintains a valuation allowance on the majority of its deferred tax assets as it has concluded that it is more likely than not that the deferred assets will not be utilized.

14. Net (Loss) Income Per Share
The computation of basic and diluted net (loss) income per share is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions, except share and per share amounts)
Basic net (loss) income per share:
Net (loss) income attributable to common stockholders	$(757.1)	$(8.6)	$(1,572.4)	$124.2
Shares used in computation:
Weighted-average common shares outstanding	333,864,579	295,646,824	317,245,844	292,276,299
Basic net (loss) income per share	$(2.27)	$(0.03)	$(4.96)	$0.43

Diluted net (loss) income per share:
Net (loss) income attributable to common stockholders	$(757.1)	$(8.6)	$(1,572.4)	$124.2
Shares used in computation:
Weighted-average common shares outstanding	333,864,579	295,646,824	317,245,844	292,276,299
Weighted-average effect of potentially dilutive securities:
Employee stock options	—	—	—	54,623,068
Restricted stock units and awards	—	—	—	611,364
Shares estimated to be purchased under ESPP	—	—	—	583,648
Diluted weighted-average common shares outstanding	333,864,579	295,646,824	317,245,844	348,094,379
Diluted net (loss) income per share	$(2.27)	$(0.03)	$(4.96)	$0.36
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Employee stock options	31,148,210	57,016,995	42,008,515	78,887
Restricted stock units and awards	154,564	729,305	219,810	14,406
Shares estimated to be purchased under ESPP	—	359,350	37,826	—

Impact of 2021 Notes
The Company expects to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. The conversion option will have a dilutive impact on net loss per share of common stock when the average market price per share of the Company's Class A common stock for a given period exceeds the conversion price of the Notes of $239.23 per share. During the three and nine months ended March 31, 2022, the weighted average price per share of the Company's Class A common stock was below the conversion price of the Notes.

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

The Connected Fitness Products segment derives revenue from sale of the Company's portfolio of Connected Fitness Products and related accessories, delivery and installation services, branded apparel, and extended warranty agreements. The Subscription segment derives revenue from monthly Subscription fees. There are no internal revenue transactions between the Company’s segments.

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Connected Fitness Products:
Revenue	$594.4	$1,022.9	$1,891.9	$2,494.4
Cost of revenue	662.3	732.5	1,848.1	1,659.5
Gross profit	$(67.9)	$290.4	$43.8	$834.8
Subscription:
Revenue	$369.9	$239.4	$1,011.6	$590.6
Cost of revenue	117.8	84.8	327.2	227.0
Gross profit	$252.1	$154.5	$684.4	$363.6
Consolidated:
Revenue	$964.3	$1,262.3	$2,903.4	$3,085.0
Cost of revenue	780.1	817.4	2,175.3	1,886.6
Gross profit	$184.2	$444.9	$728.2	$1,198.4
Reconciliation of Gross Profit
Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable Segment Gross Profit to consolidated (loss) income before tax is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Segment Gross Profit	$184.2	$444.9	$728.2	$1,198.4
Sales and marketing	(227.7)	(208.2)	(860.8)	(500.3)
General and administrative	(242.3)	(180.6)	(731.3)	(430.3)
Research and development	(77.1)	(69.8)	(274.6)	(153.9)
Goodwill impairment	(181.9)	—	(181.9)	—
Impairment expense and loss on disposals	(32.5)	—	(42.5)	—
Restructuring expense	(158.5)	—	(158.5)	—
Total other expense, net	(19.2)	(4.0)	(43.8)	(0.5)
(Loss) income before provision for income taxes	$(755.0)	$(17.7)	$(1,565.0)	$113.4
16. Subsequent Events
On May 9, 2022, the Company entered into a binding commitment letter (the “Commitment Letter”) with respect to a $750.0 million senior secured term loan facility (“Term Facility”). The Commitment Letter provides that the Credit Agreement will be amended to include such Term Facility, which is to have a five-year maturity and which will be subject to a springing maturity ahead of the Notes. The Term Facility is expected to bear interest based on an adjusted Term SOFR (which shall be subject to a floor of 50 bps) plus a margin to be set forth in the Credit Agreement to be entered into. The representations, warranties, covenants and defaults with respect to the Term Facility are to be substantially consistent with the existing Credit Agreement, with certain limitations on the additional incurrence of debt, liens, investments and restricted payments.
Subsequent to March 31, 2022, the Company entered into content related agreements with commitments of approximately $142.5 million with payments of $11.2 million in remaining fiscal 2022, $45.4 million in fiscal 2023, $48.2 million in fiscal 2024, and $37.7 million in fiscal 2025.

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

Overview
Peloton is the largest interactive fitness platform in the world with a loyal community of over 6.9 million Members as of March 31, 2022. We pioneered connected, technology-enabled fitness, and the streaming of immersive, instructor-led boutique classes to our Members anytime, anywhere. We make fitness entertaining, approachable, effective, and convenient, while fostering social connections that encourage our Members to be the best versions of themselves. We define a Member as any individual who has a Peloton account through a paid Connected Fitness Subscription (“All-Access Membership”), or a paid Peloton App subscription.

Our Connected Fitness Product portfolio includes the Peloton Bike, Bike+, Tread, Tread+, and our recently launched first connected strength product, Peloton Guide. Our revenue is generated primarily from the sale of our Connected Fitness Products and associated recurring Subscription revenue. We have historically experienced significant growth in sales of our Connected Fitness Products, which, when combined with our low Average Net Monthly Connected Fitness Churn has led to significant growth in Connected Fitness Subscriptions. From the three months ended March 31, 2021 to the three months ended March 31, 2022, total revenue decreased 24%, and our Connected Fitness Subscription base grew 42%.

Our financial profile has been characterized by strong retention, recurring revenue, and efficient customer acquisition. Our low Average Net Monthly Connected Fitness Churn, together with our high Subscription Contribution Margin, yields an attractive lifetime value (LTV) for our Connected Fitness subscriptions well in excess of our customer acquisition cost (CAC). Maintaining an attractive LTV/CAC ratio is a primary goal of our acquisition strategy.

For the three months ended March 31, 2022 and 2021:

•We generated total revenue of $964.3 million, and $1,262.3 million, respectively~~;~~
•As of March 31, 2022 and 2021, we had 2,961,767 and 2,080,860 Connected Fitness Subscriptions, respectively;
•Our Average Net Monthly Connected Fitness Churn was 0.75% and 0.31%, respectively;
•We recognized net loss of $(757.1) million and $(8.6) million, respectively;
•Our Adjusted EBITDA was $(194.0) million and $63.2 million, respectively;
•Our Subscription Gross Margin was 68.1% and 64.6%, respectively; and
•Our Subscription Contribution Margin was 71.7% and 68.4%, respectively; and
•Our Free Cash Flow was $(746.7) million and $(204.0) million, respectively.

For a definition of Connected Fitness Subscriptions and Average Net Monthly Connected Fitness Churn, see the section titled “—Key Operational and Business Metrics.”

See the section titled “—Non-GAAP Financial Measures” for definitions of and information regarding our use of Adjusted EBITDA, Adjusted EBITDA Margin, Subscription Contribution, Subscription Contribution Margin, Free Cash Flow, and a reconciliation of each of net (loss) income to Adjusted EBITDA, Subscription Gross Profit to Subscription Contribution, and Net Cash Used in Operating Activities to Free Cash Flow.

Third quarter fiscal 2022 update and recent developments
As discussed last quarter, forecasting our business during the COVID-19 pandemic, particularly in its more recent stages, has proven to be very challenging. While we have been able to grow more than we anticipated just two years ago, fluctuations in demand and supply that we have been navigating during this time period have led us to grow our operations beyond what we believe is currently best suited to our business. Although our belief in the positive long-term outlook for Connected Fitness remains unchanged, the long-term cost demands of our business require us to recalibrate our near-term expectations. Additionally, while demand for our Connected Fitness products has continued to strongly outpace pre-pandemic levels, we have had significant difficulty in predicting near-term consumer demand and, as a result, our expected near-term operating performance. See “Risk Factors—Risks Related to Our Business—Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in our Fiscal Q2 10-Q.

February 2022 Restructuring Plan
On February 1, 2022, following our prior disclosure regarding market factors impacting the business, our Board of Directors approved a restructuring plan to realign our operational focus to support our multi-year growth, scale the business, and improve costs (the “Restructuring Plan”). The Restructuring Plan includes: (i) reducing our headcount; (ii) closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for our previously planned Peloton Output Park; (iii) closing and consolidating several distribution facilities, and (iv) shifting to third-party logistics providers in certain locations. We expect the Restructuring Plan to be substantially implemented by the end of fiscal 2024.

Total charges related to the Restructuring Plan were $186.0 million for the nine months ended March 31, 2022, consisting of cash charges of $99.4 million for severance and other personnel and $14.3 million for professional fees and other related charges, and non-cash charges of $44.9 million for stock-based compensation expense and $27.4 million for asset write-downs and write-offs.

In addition to the above charges, the Company has incurred approximately $84.0 million of capital expenditures related to Peloton Output Park since project inception.

We may not be able to fully realize the cost savings and benefits initially anticipated from the Restructuring Plan, and the expected costs may be greater than expected. See “Risk Factors—Risks Related to Our Business—We may not successfully execute or achieve the expected benefits of our restructuring initiative, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business” in our Fiscal Q2 10-Q.

Hardware
On April 5, 2022, we announced that Peloton Guide, our most accessibly-priced Connected Fitness product and our very first dedicated strength product, is now available in the United States, Canada, the United Kingdom, and Australia. Peloton Guide is available starting at $295 USD / $395 CAD / £275 GBP / 445 AUD with financing available for eligible customers.

Existing Peloton All-Access Members will be able to add Guide to their Membership at no additional cost. Guide-only Members will receive introductory pricing to the All-Access Membership for $24 USD / $30 CAD / £24 GBP / 35 AUD a month to access Peloton’s live and on-demand library. This introductory pricing for the All-Access Membership is expected to be available through 2022 and to roll over to the standard All-Access Membership price of $44 USD a month in January 2023.

Product Highlights
In February, we launched Lanebreak, our first gamified workout experience for Bike and Bike+. Lanebreak delivers high-energy workouts in an immersive, virtual world. Each level features a unique gaming experience with distinct playlists. To date, over half a million Members have taken a Lanebreak class, and we anticipate leaning more into the gamification of our content in response to the success of Lanebreak. In March, we launched an Apple Watch integration for workouts on Bike, Bike+, Tread, and App, providing Members with another option to monitor their heart rate and fitness progression with Peloton’s Strive Score. Additional software enhancements in the quarter included improved class searching and filtering as well as the introduction of the Pause feature to the Tread.

Product recall update
On May 5, 2021, we announced separate, voluntary recalls of each of our Tread+ and Tread products in collaboration with the U.S. Consumer Product Safety Commission (“CPSC”) and halted sales of these products to work on product enhancements. Members were notified that they could return their Tread or Tread+ for a full refund, or wait until a solution is available. Tread+ owners were also given the option to have Peloton move their Tread+ to a different location within their home. For the three and nine months ended March 31, 2022, the Company accrued for a reduction to Connected Fitness Products revenue for actual and estimated future returns of $17.5 million and $36.3 million, respectively, and a return reserve of $36.7 million is included within Accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets related to the impacts of the recall as of March 31, 2022. We expect to continue to incur additional costs which could include costs for which we have not accrued or established adequate reserves, including increases to the return reserves, inventory write-downs, logistics costs associated with Member requests to return or move their hardware, subscription waiver variable costs of service, anticipated recall-related hardware development and repair costs, and related legal and advisory fees. Recall charges are based upon estimates associated with our expected and historical consumer response rates. We announced a repair for the Tread in August 2021, shortly before resuming sales. We continue to work on potential hardware enhancements for Tread+, which remains recalled. Our plan for the Tread+ recall is still being finalized and actual costs related to this matter may vary from the estimate, and may result in further impacts to our future results of operations and business. See “Risk Factors—Risks Related to Our Connected Fitness Products and Members—We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater product returns than expected, either of which could have an adverse effect on our business, financial condition, and operating results” in our Fiscal Q2 10-Q.

Key Operational and Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended March 31,
	2022	2021
Ending Connected Fitness Subscriptions	2,961,767	2,080,860
Average Net Monthly Connected Fitness Churn	0.75%	0.31%
Total Workouts (in millions)	164.6	149.5
Average Monthly Workouts per Connected Fitness Subscription	18.8	26.0
Subscription Gross Profit (in millions)	$252.1	$154.5
Subscription Contribution (in millions)(1)	$265.2	$163.7
Subscription Gross Margin	68.1%	64.6%
Subscription Contribution Margin(1)	71.7%	68.4%
Net loss (in millions)	$(757.1)	$(8.6)
Adjusted EBITDA (in millions)(2)	$(194.0)	$63.2
Adjusted EBITDA Margin(2)	(20.1)%	5.0%
Net Cash Used in Operating Activities (in millions)(3)	$(670.1)	$(151.2)
Free Cash Flow (in millions)(3)	$(746.7)	$(204.0)
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
(3) Please see the section titled “Non-GAAP Financial Measures—Free Cash Flow” for a reconciliation of net cash provided by (used in) operating activities to Free Cash Flow and an explanation of why we consider Free Cash Flow to be a helpful metric for investors.

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

As of March 31, 2022, 99% and 88% of our Connected Fitness Subscription and Peloton Digital subscription bases were paying month-to-month, respectively.

If a Connected Fitness Subscription owns a combination of a Bike, Tread or Guide product in the same household, the price of the Subscription remains $39.00 monthly (expected to be increased to $44 USD effective as of June 1, 2022). As of March 31, 2022, approximately 5% of our Connected Fitness Subscriptions owned both a Bike and Tread product.

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

Operating expenses
Sales and marketing
Sales and marketing expense consists of performance marketing media spend, asset creation, and other brand creative, all showroom expenses and related lease payments, payment processing fees incurred in connection with the sale of our Connected Fitness Products, sales and marketing personnel-related expenses, expenses related to the Peloton App, and depreciation of property and equipment.

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

Goodwill impairment
Goodwill impairment consists of non-cash impairment charges relating to Goodwill. We review goodwill for impairment annually on April 1 and more frequently if events or changes in circumstances indicate that an impairment may exist. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded.

Impairment expense and loss on disposals
Impairment expense and loss on disposals consists of non-cash impairment charges relating to long-lived assets. Impairments are determined using management’s judgment about our anticipated ability to continue to use fixed assets in-service and under development, current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. Management disposes of fixed assets during the regular course of business due to damage, obsolescence, strategic shifts, and loss.

Restructuring expense
Restructuring expense consists of severance and other personnel costs, including stock-based compensation expense, professional services, facility decommissioning and other costs associated with exit and disposal activities.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)		(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$594.4	$1,022.9	$1,891.9	$2,494.4
Subscription	369.9	239.4	1,011.6	590.6
Total revenue	964.3	1,262.3	2,903.4	3,085.0
Cost of revenue(1)(2)
Connected Fitness Products	662.3	732.5	1,848.1	1,659.5
Subscription	117.8	84.8	327.2	227.0
Total cost of revenue	780.1	817.4	2,175.3	1,886.6
Gross profit	184.2	444.9	728.2	1,198.4
Operating expenses
Sales and marketing(1)(2)	227.7	208.2	860.8	500.3
General and administrative(1)(2)	242.3	180.6	731.3	430.3
Research and development(1)(2)	77.1	69.8	274.6	153.9
Goodwill impairment	181.9	—	181.9	—
Impairment expense and loss on disposals	32.5	—	42.5	—
Restructuring expense(1)	158.5	—	158.5	—
Total operating expenses	920.0	458.6	2,249.4	1,084.4
(Loss) income from operations	(735.8)	(13.7)	(1,521.2)	113.9
Other expense, net	(19.2)	(4.0)	(43.8)	(0.5)
(Loss) income before provision for income taxes	(755.0)	(17.7)	(1,565.0)	113.4
Income tax expense (benefit)	2.1	(9.1)	7.5	(10.8)
Net (loss) income	$(757.1)	$(8.6)	$(1,572.4)	$124.2
____________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)		(in millions)
Cost of revenue
Connected Fitness Products	$5.7	$3.3	$16.7	$6.8
Subscription	6.3	4.3	15.0	13.9
Total cost of revenue	12.0	7.6	31.8	20.6
Sales and marketing	7.5	5.7	23.0	13.7
General and administrative	41.1	22.5	108.9	60.4
Research and development	11.7	5.9	33.4	14.1
Restructuring	44.9	—	44.9	—
Total stock-based compensation expense	$117.1	$41.7	$241.9	$108.8
____________________

(2) Includes depreciation and amortization expense as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)		(in millions)
Cost of revenue
Connected Fitness Products	$5.8	$1.3	$14.0	$4.2
Subscription	6.8	4.9	18.7	13.9
Total cost of revenue	12.7	6.2	32.7	18.0
Sales and marketing	8.4	4.0	20.8	10.2
General and administrative	11.8	0.8	33.5	5.6
Research and development	5.3	3.6	15.3	5.0
Total depreciation and amortization expense	$38.1	$14.5	$102.4	$38.8
Comparison of the Three and Nine Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
	2022	2021	% Change	2022	2021	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$594.4	$1,022.9	(41.9)%	$1,891.9	$2,494.4	(24.2)%
Subscription	369.9	239.4	54.5	1,011.6	590.6	71.3
Total revenue	$964.3	$1,262.3	(23.6)%	$2,903.4	$3,085.0	(5.9)%
Percentage of revenue
Connected Fitness Products	61.6%	81.0%		65.2%	80.9%
Subscription	38.4	19.0		34.8	19.1
Total	100.0%	100.0%		100.0%	100.0%
Three and Nine Months Ended March 31, 2022 and 2021
Connected Fitness Products revenue decreased $428.5 million and $602.5 million for the three and nine months ended March 31, 2022, respectively, compared to the three and nine months ended March 31, 2021, respectively. This decrease was primarily attributable to fewer Bike and Tread+ deliveries, and charges associated with the voluntary product recalls, partially offset by increased Tread deliveries for the three and nine months ended March 31, 2022. The decrease in Bike deliveries was primarily due to a return to our historical seasonality following the strong increase in demand for home fitness during the COVID-19 pandemic during the three and nine months ended March 31, 2021. The decrease was partially offset by revenues generated from Precor-branded commercial products of $52.9 million and $186.6 million for the three and nine months ended March 31, 2022, respectively.

Subscription revenue increased $130.5 million and $421.0 million for the three and nine months ended March 31, 2022, respectively, compared to the three and nine months ended March 31, 2021, respectively. This increase was primarily attributable to the year-over-year growth in our Connected Fitness Subscriptions. The growth of our Connected Fitness Subscriptions was primarily driven by the number of Connected Fitness Products delivered over the past 12 months under new Subscriptions and our low Average Net Monthly Connected Fitness Churn of 0.75% and 0.79% for the three and nine months ended March 31, 2022, respectively.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,			Nine Months Ended March 31,
	2022	2021	% Change	2022	2021	% Change
	(dollars in millions)
Cost of Revenue:
Connected Fitness Products	$662.3	$732.5	(9.6)%	$1,848.1	$1,659.5	11.4%
Subscription	117.8	84.8	38.9	327.2	227.0	44.1
Total cost of revenue	$780.1	$817.4	(4.6)%	$2,175.3	$1,886.6	15.3%
Gross Profit:
Connected Fitness Products	$(67.9)	$290.4	(123.4)%	$43.8	$834.8	(94.8)%
Subscription	252.1	154.5	63.1	684.4	363.6	88.2
Total Gross profit	$184.2	$444.9	(58.6)%	$728.2	$1,198.4	(39.2)%
Gross Margin:
Connected Fitness Products	(11.4)%	28.4%		2.3%	33.5%
Subscription	68.1%	64.6%		67.7%	61.6%

Three Months Ended March 31, 2022 and 2021

Connected Fitness Products cost of revenue for the three months ended March 31, 2022 decreased $70.2 million, or (9.6)%, compared to the three months ended March 31, 2021. This decrease was primarily driven by fewer deliveries for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, partially offset by costs associated with Precor-branded commercial products of $46.6 million and increased Tread costs of $39.9 million driven by our launch of the Tread in the first quarter of fiscal 2022.

Our Connected Fitness Product Gross Margin decreased to (11.4)% for the three months ended March 31, 2022, compared to 28.4% for the three months ended March 31, 2021, which was primarily driven the August 2021 Peloton Bike price reduction, impact of accessory inventory write-down, higher logistics expenses per delivery, increased port and storage costs, and charges associated with the voluntary recall of our Tread+ product.

Subscription cost of revenue for the three months ended March 31, 2022 increased $33.0 million, or 38.9%, compared to the three months ended March 31, 2021. This increase was primarily driven by an increase of $21.9 million in music royalties and platform streaming costs and an increase of $4.3 million in personnel-related expenses, including stock-based compensation expense primarily due to employee stock grants, and $2.9 million in payment processing fees for our monthly subscription billing.

Subscription Gross Margin increased by 359 basis points for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by fixed cost leverage with more Connected Fitness Subscriptions as well as modest efficiencies associated with certain variable costs.

Nine Months Ended March 31, 2022 and 2021

Connected Fitness Products cost of revenue for the nine months ended March 31, 2022 increased $188.5 million or 11.4%, compared to the nine months ended March 31, 2021. This increase was primarily driven by costs of $150.4 million associated with Precor-branded commercial products, increased Tread costs of $85.7 million primarily driven by launch of Tread in the first quarter of fiscal 2022, and increased shipping and delivery costs of $58.9 million, partially offset by fewer deliveries for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021.

Our Connected Fitness Product Gross Margin decreased to 2.3% from 33.5% for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021 primarily driven by higher logistics expenses per delivery, increased port and storage costs, fixed logistics cost deleveraging, the August 2021 Peloton Bike price reduction, and charges associated with the voluntary recall of our Tread+ product.

Subscription cost of revenue for the nine months ended March 31, 2022 increased $100.2 million, or 44.1%, compared to the nine months ended March 31, 2021. This increase was primarily driven by an increase of $74.4 million in music royalties and platform streaming costs and an increase of $12.0 million in personnel-related expenses, excluding stock-based compensation expense, due to increased average headcount.

Subscription Gross Margin increased by 610 basis points for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021, primarily driven by fixed cost leverage with more Connected Fitness Subscriptions as well as modest efficiencies associated with certain variable costs.

Operating Expenses
Sales and Marketing

	Three Months Ended March 31,			Nine Months Ended March 31,
	2022	2021	% Change	2022	2021	% Change
	(dollars in millions)
Sales and marketing	$227.7	$208.2	9.4%	$860.8	$500.3	72.0%
As a percentage of total revenue	23.6%	16.5%		29.6%	16.2%

Three and Nine Months Ended March 31, 2022 and 2021

Sales and marketing expense increased $19.5 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to an increase in personnel-related expenses which increased $11.8 million primarily due to increased average headcount and an increase in stock-based compensation expense of $1.8 million primarily due to employee stock grants.

Sales and marketing expense increased $360.4 million in the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. These increases were primarily due to an increase in spending on advertising and marketing programs of $295.8 million. We significantly reduced marketing spend in the nine months ended March 31, 2021 due to the organic demand driven by the pandemic as well as ongoing supply chain challenges, and resumed in the second half of fiscal 2021 given our improved order-to-deliver position.

General and Administrative

	Three Months Ended March 31,			Nine Months Ended March 31,
	2022	2021	% Change	2022	2021	% Change
	(dollars in millions)
General and administrative	$242.3	$180.6	34.2%	$731.3	$430.3	70.0%
As a percentage of total revenue	25.1%	14.3%		25.2%	13.9%

Three and Nine Months Ended March 31, 2022 and 2021

General and administrative expense increased $61.7 million and $301.0 million in the three and nine months ended March 31, 2022, respectively, when compared to the three and nine months ended March 31, 2021. These increases were primarily due to an increase in personnel-related expenses of $28.7 million and $118.5 million for the three and nine months ended March 31, 2022, respectively, including stock-based compensation expense, due to increased average headcount and employee stock grants. These increases were also due to an increase in professional services fees and IT costs associated with ongoing systems implementations of $28.8 million and $140.1 million during the three and nine months ended March 31, 2022, respectively, which costs related primarily to the upgrading of our back-office systems and infrastructure as well as integration costs related to our acquisitions, and an increase of $11.0 million and $27.9 million in depreciation and amortization expense primarily due to the Company’s New York City headquarters that was placed in service in fiscal 2022.

Research and Development

	Three Months Ended March 31,			Nine Months Ended March 31,
	2022	2021	% Change	2022	2021	% Change
	(dollars in millions)
Research and development	$77.1	$69.8	10.5%	$274.6	$153.9	78.5%
As a percentage of total revenue	8.0%	5.5%		9.5%	5.0%
Three and Nine Months Ended March 31, 2022 and 2021

Research and development expense increased $7.3 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to an increase in personnel-related expenses, which, including stock-based compensation expense, increased $13.6 million. This increase was due to increased average headcount and employee stock grants. This was partially offset by a decrease of $5.9 million in product development and research costs associated with development of new software features and products.

Research and development expense increased $120.7 million in the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. The increase was primarily due to an increase in personnel-related expenses which, including stock-based compensation expense, increased $79.7 million. This increase was due to increased average headcount and employee stock grants. The increase was also driven by $27.5 million in product development and research costs associated with development of new software features and products.

Goodwill impairment

	Three Months Ended March 31,			Nine Months Ended March 31,
	2022	2021	% Change	2022	2021	% Change
	(dollars in millions)
Goodwill impairment	$181.9	$—	NM	$181.9	$—	NM

Three and Nine Months Ended March 31, 2022 and 2021

We review goodwill for impairment annually on April 1 and more frequently if events or changes in circumstances indicate that an impairment may exist (“a triggering event”). During the three months ended March 31, 2022, management identified various qualitative factors that collectively, indicated we had a triggering event, including (i) softening demand; (ii) increased costs of inventory and logistics; and (iii) sustained decrease in stock price. The Company performed a valuation of the Connected Fitness Products reporting unit using liquidation value and discounted cash flow methodologies. These forecasts and assumptions are highly subjective. See “Risk Factors—General Risk Factors— If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected” in our Fiscal Q2 10-Q. Given the results of our quantitative assessment, we determined that the Connected Fitness Products reporting unit’s goodwill was impaired. During the three months ended March 31, 2022, the Company recognized a goodwill impairment charge of $181.9 million representing the entire amount of Goodwill related to the Connected Fitness Products reporting unit in the Connected Fitness Products Segment.

Impairment expense and loss on disposals

	Three Months Ended March 31,			Nine Months Ended March 31,
	2022	2021	% Change	2022	2021	% Change
	(dollars in millions)
Impairment expense and loss on disposals	$32.5	$—	NM	$42.5	$—	NM

Three and Nine Months Ended March 31, 2022 and 2021

Impairment expense and loss on disposals was comprised primarily of $27.4 million of asset write-downs and write-offs related to our previously announced restructuring initiative for the three and nine months ended March 31, 2022, and $7.7 million driven by the disposal of lease build out costs for the nine months ended March 31, 2022.

Restructuring expense

	Three Months Ended March 31,			Nine Months Ended March 31,
	2022	2021	% Change	2022	2021	% Change
	(dollars in millions)
Restructuring expense	$158.5	$—	NM	$158.5	$—	NM

Three and Nine Months Ended March 31, 2022 and 2021

Restructuring expense was $158.5 million in the three and nine months ended March 31, 2022, respectively. The restructuring expenses consisted of $99.4 million of severance and other personnel costs, $44.9 million of stock-based compensation expense driven by the acceleration of certain vesting schedules and incremental stock-based compensation expense pursuant to severance arrangements, and $14.3 million of professional fees and other costs associated with exit and disposal activities. There were no restructuring expenses for the three and nine months ended March 31, 2021.

Other Expense, Net and Income Tax Expense

	Three Months Ended March 31,			Nine Months Ended March 31,
	2022	2021	% Change	2022	2021	% Change
	(dollars in millions)
Other expense, net	$(19.2)	$(4.0)	NM	$(43.8)	$(0.5)	NM
Income tax expense (benefit)	$2.1	$(9.1)	NM	$7.5	$(10.8)	NM
___________________________
*NM - not meaningful

Other expense, net, was comprised of the following for the three and nine months ended March 31, 2022:

•Interest expense primarily related to the amortization of the convertible notes discount and deferred financing costs of $(9.1) million and $(26.5) million;
•Interest income from cash, cash equivalents, and short-term investments of $0.2 million and $1.1 million;
•Foreign exchange losses of $(11.5) million and $(19.1) million; and
•Gain on lease termination partially offset by unrealized losses on short-term investments of $1.2 million and $0.7 million, respectively.

Other expense, net, was comprised of the following for the three and nine months ended March 31, 2021:

•Interest expense primarily related to the amortization of the convertible notes discount and deferred financing costs of $(4.9) million and $(5.7) million;
•Interest income from cash, cash equivalents, and short-term investments of $1.6 million and $6.7 million; and
•Foreign exchange losses of $(0.7) million and $(1.5) million.

Income tax expense for the three and nine months ended March 31, 2022 of $2.1 million and $7.5 million, respectively, was primarily due to state and international taxes.
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
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect impairment charges for goodwill and fixed assets, and gains (losses) on disposals for fixed assets;
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

The following table presents a reconciliation of Adjusted EBITDA to Net (loss) income, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(dollars in millions)
Net (loss) income	$(757.1)	$(8.6)	$(1,572.4)	$124.2
Adjusted to exclude the following:
Other expense, net	19.2	4.0	43.8	0.5
Income tax expense (benefit)	2.1	(9.1)	7.5	(10.8)
Depreciation and amortization expense	38.1	14.5	102.4	38.8
Stock-based compensation expense	72.3	41.7	197.1	108.8
Goodwill impairment	181.9	—	181.9	—
Impairment expense and loss on disposals	32.5	—	42.5	—
Restructuring expense	158.5	—	158.5	—
Product recalls(1)	21.4	—	49.0	—
Litigation and settlement expenses (2)	36.2	11.1	88.0	18.6
Transaction and integration costs (3)	1.0	6.3	5.0	9.7
Other adjustment items (4)	—	3.3	2.9	9.3
Adjusted EBITDA	$(194.0)	$63.2	$(694.2)	$299.1
Adjusted EBITDA Margin	(20.1)%	5.0%	(23.9)%	9.7%
______________________
(1) Represents adjustments and charges associated with the Tread and Tread+ product recall, as well as accrual adjustments. These include a reduction to Connected Fitness Products revenue for actual and estimated future returns of $17.5 million and $36.3 million, recorded costs in Connected Fitness Products cost of revenue associated with inventory write-downs and logistic costs of $2.0 million and $7.6 million, and operating expenses of $2.0 million and $5.0 million associated with recall-related hardware development costs, in each case for the three and nine months ended March 31, 2022, respectively.
(2) Includes litigation-related expenses for certain non-recurring patent infringement litigation, consumer arbitration, and product recalls for the three and nine months ended March 31, 2022.
(3) Includes transaction and integration costs primarily associated with the acquisition and integration of Precor Fitness for the three and nine months ended March 31, 2022 and March 31, 2021.
(4) Includes short-term non-cash purchase accounting adjustment amortization of $1.9 million for the nine months ended March 31, 2022. Includes incremental costs associated with COVID-19 of zero and $5.9 million, respectively, and asset impairment charges of $3.3 million for each of the three and nine months ended March 31, 2021.

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

The following table presents a reconciliation of Subscription Contribution to Subscription Gross Profit, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(dollars in millions)
Subscription Revenue	$369.9	$239.4	$1,011.6	$590.6
Less: Cost of Subscription	117.8	84.8	327.2	227.0
Subscription Gross Profit	$252.1	$154.5	$684.4	$363.6
Subscription Gross Margin	68.1%	64.6%	67.7%	61.6%
Add back:
Depreciation and amortization expense	$6.8	$4.9	$18.7	$13.9
Stock-based compensation expense	6.3	4.3	15.0	13.9
Subscription Contribution	$265.2	$163.7	$718.1	$391.3
Subscription Contribution Margin	71.7%	68.4%	71.0%	66.3%

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

Free Cash Flow

We define Free Cash Flow as Net cash provided by (used in) operating activities less capital expenditures and capitalized internal-use software development costs. Free cash flow reflects an additional way of viewing our liquidity that, we believe, when viewed with our GAAP results, provides management, investors and other users of our financial information with a more complete understanding of factors and trends affecting our cash flows.

The use of Free Cash Flow as an analytical tool has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, Free Cash Flow does not incorporate payments made for purchases of marketable securities, business combinations and asset acquisitions. Because of these limitations, Free Cash Flow should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Net cash (used in) provided by operating activities	$(670.1)	$(151.2)	$(1,677.8)	$359.3
Purchases of property and equipment	(65.2)	(48.5)	(243.6)	(167.9)
Internal-use software costs	(11.4)	(4.2)	(24.1)	(5.0)
Free Cash Flow	$(746.7)	$(204.0)	$(1,945.5)	$186.4

–
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, as well as cash flows from operating activities. As of March 31, 2022, we had cash and cash equivalents of approximately $879.3 million.

We anticipate approximately $140 million to $160 million of capital expenditures over the next 12 months, which includes amounts related to capitalized labor, investments in supply chain, investments in product development and systems implementation, and the impact of expenditures net against any proceeds from the expected eventual sale of Peloton Output Park.

We believe our existing cash and cash equivalent balances, cash flow from operations, and amounts available for borrowing under our Amended Credit Agreement and to be funded under the Term Loan Commitment (each described below) will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, timing to adjust our supply chain and cost structures in response to material fluctuations in product demand, timing and amount of spending related to acquisitions, the timing and amount of spending on research and development and manufacturing initiatives, the timing and financial impact of product recalls, sales and marketing activities, the timing of new product introductions, market acceptance of our Connected Fitness Products, timing and investments needed for international expansion, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

February 2022 Restructuring Plan
On February 1, 2022, following our prior disclosure regarding market factors impacting the business, our Board of Directors approved a restructuring plan to realign our operational focus to support our multi-year growth, scale the business, and improve costs (the “Restructuring Plan”). The Restructuring Plan includes: (i) reducing our headcount; (ii) closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for our previously planned Peloton Output Park; (iii) closing and consolidating several distribution facilities, and (iv) shifting to third-party logistics providers in certain locations. We expect the Restructuring Plan to be substantially implemented by the end of fiscal 2024.

Total charges related to the Restructuring Plan were $186.0 million for nine months ended March 31, 2022 consisting of cash charges of $99.4 million for severance and other personnel costs and $14.3 million for professional fees and other related charges, and non-cash charges of $44.9 million for stock-based compensation expense and $27.4 million related to asset write-downs and write-offs.

In addition to the above charges, we incurred approximately $84.0 million for capital expenditures related to Peloton Output Park since project inception.

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

The Credit Agreement provides for a $500.0 million secured revolving credit facility, including up to the lesser of $250.0 million and the aggregate unused amount of the facility for the issuance of letters of credit. Interest on the Amended Credit Agreement is paid based on SOFR plus 2.25% or an Alternative Base Rate plus 1.25% for revolving loans maturing on December 10, 2026, and is paid based on SOFR plus 2.75% or an Alternative Base Rate plus 1.75% for revolving loans maturing on June 20, 2024. We are required to pay an annual commitment fee of 0.325% and 0.375% on a quarterly basis based on the unused portion of the revolving credit facility for the revolving loans maturing on December 10, 2026 and June 20, 2024, respectively. As of March 31, 2022, we had not drawn on the credit facility and did not have outstanding borrowings under the Amended Credit Agreement. As of March 31, 2022, we had outstanding letters of credit totaling $4.8 million issued primarily to cover security deposits for an operating lease obligation.

We have the option to repay our borrowings under the Credit Agreement without premium or penalty prior to maturity. The Credit Agreement contains customary affirmative covenants as well as customary covenants that restrict our ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Credit Agreement also contains certain financial condition covenants, including maintaining a total level of liquidity of not less than $250.0 million and maintaining a minimum total four-quarter revenue level of $3.0 billion (which are replaced with a covenant to maintain a minimum debt to adjusted EBITDA ratio upon the Company’s meeting a specified adjusted EBITDA threshold). As of March 31, 2022, we were in compliance with the covenants under the Credit Agreement. At March 31, 2022, we were contingently liable for approximately $4.8 million in standby letters of credit as security for an operating lease obligation. In addition, we are required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of March 31, 2022, we had $86.0 million in letters of credit, which are classified as Restricted cash on its condensed consolidated balance sheets.

Term Loan Commitment
On May 9, 2022, we entered into a binding commitment letter (the “Commitment Letter”) with respect to a $750.0 million senior secured term loan facility (“Term Facility”). The Commitment Letter provides that the Credit Agreement will be amended to include such Term Facility, which is to have a five-year maturity and which will be subject to a springing maturity ahead of the Notes. The Term Facility is expected to bear interest based on an adjusted Term SOFR (which shall be subject to a floor of 50 bps) plus a margin to be set forth in the Credit Agreement to be entered into. The representations, warranties, covenants and defaults with respect to the Term Facility are to be substantially consistent with the existing Credit Agreement, with certain limitations on the additional incurrence of debt, liens, investments and restricted payments.

Cash Flows

	Nine Months Ended March 31,
	2022	2021
	(in millions)
Net cash (used in) provided by operating activities	$(1,677.8)	$359.3
Net cash provided by (used in) investing activities	223.0	(233.4)
Net cash provided by financing activities	1,309.0	890.5
Operating Activities
Net cash used in operating activities of $1,677.8 million for the nine months ended March 31, 2022 was primarily due to a net loss of $1,572.4 million and a decrease in net change in operating assets and liabilities of $788.7 million, partially offset by an increase in non-cash adjustments of $683.4 million. The decrease in net operating assets and liabilities was primarily due to a $473.3 million increase in inventory levels as we ramped up supply to support anticipated demand ahead of the holiday season that did not materialize and prepared for the relaunch of Tread in the United States, Canada, U.K. and Germany, a $260.4 million decrease in Accounts payable and accrued expenses as a result of a decrease in payables due to increased efficiency in our accounts payables process, and $46.4 million increase in Customer deposits and deferred revenue driven by timing of sales and deliveries in the period. Non-cash adjustments primarily consisted of stock-based compensation expense, depreciation and amortization, and non-cash operating lease expense.

Investing activities
Net cash provided by investing activities for the nine months ended March 31, 2022 of $223.0 million was primarily related to sales and maturities of marketable securities of $517.7 million, partially offset by $243.6 million used for capital expenditures primarily related to construction of Peloton Output Park in Troy Township, Ohio.

Financing activities
Net cash provided by financing activities of $1,309.0 million for the nine months ended March 31, 2022 was primarily related to proceeds of $1,218.8 million from the Offering, exercises of stock options of $76.7 million, and $14.9 million in net proceeds from withholdings under the 2019 Employee Stock Purchase Plan.

Commitments
As of March 31, 2022, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$1,102.3	$130.4	$248.8	$209.2	$513.8
Minimum guarantees (2)	68.5	34.8	33.7	—	—
Unused credit facility fee payments (3)	7.4	1.6	3.2	2.6	—
Other purchase obligations (4)	88.2	57.3	27.3	3.5	0.1
Convertible senior notes (5)	1,000.0	—	—	1,000.0	—
Total	$2,266.4	$224.3	$313.0	$1,215.3	$513.8

(1) Lease obligations relate to our office space, warehouses, production studios, equipment, and retail showrooms and microstores. As of March 31, 2022, the Company had additional operating leases for real estate that have not yet commenced of $22.5 million which has been included above. The original lease terms are between one and twenty-one years, and the majority of the lease agreements are renewable at the end of the lease period. The Company has finance lease obligations of $3.4 million, also included above.
(2) We are subject to minimum royalty payments associated with our license agreements for the use of licensed content. See “Risk Factors — Risks Related to Our Business— We are a party to many music license agreements that are complex and impose numerous obligations upon us that may make it difficult to operate our business, and a breach of such agreements could adversely affect our business, operating results, and financial condition” in our Fiscal Q2 10-Q.
(3) Pursuant to the Amended Credit Agreement, we are required to pay a commitment fee of 0.325% and 0.375% on a quarterly basis based on the unused portion of the revolving credit facility for the revolving loans maturing on December 10, 2026 and June 20, 2024, respectively. As of March 31, 2022, we were contingently liable for approximately $4.8 million in standby letters of credit for our operating lease obligations.
(4) Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to cloud computing costs.
(5) Refer to Note 9 - Debt in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding our convertible senior notes obligations.

Subsequent to March 31, 2022, the Company entered into content related agreements with commitments of approximately 142.5 million with payments of $11.2 million in remaining fiscal 2022, $45.4 million in fiscal 2023, $48.2 million in fiscal 2024, and $37.7 million in fiscal 2025.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.

We utilize contract manufacturers to build our products and accessories. These contract manufacturers acquire components and build products based on demand forecast information we supply, which typically covers a rolling 12-month period. Consistent with industry practice, we acquire inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover our forecasted product and manufacturing requirements for periods that range a number of months. In certain instances, these agreements allow us the option to cancel, reschedule, and/or adjust our requirements based on our business needs for a period of time before the order is due to be fulfilled. While our purchase orders are legally cancellable in many situations, some purchase orders are not cancellable in the event of a demand plan change or other circumstances, such as where the supplier has procured unique, Peloton-specific designs, and/or specific non-cancellable, non-returnable components based on our provided forecasts.

We previously disclosed that, as of December 31, 2021, our commitments to contract with third-party suppliers for on-hand inventory and component purchase commitments related to the manufacture of our products were estimated to be $550 million. This was an estimate at December 31, 2021 of the potential amount that might be paid to third-party suppliers under our demand forecasts and open purchase orders existing at that time. Since that time, Peloton has further materially reduced its demand forecasts, and has engaged in discussions with certain third-party suppliers regarding obligations under the governing contracts. As a result of these reductions and the resulting discussions, we now estimate that, as of March 31, 2022, our obligations under our contracts with third-party suppliers and contract manufacturers are collectively between $120 million and $280 million. While we are not under any legal obligation to do so, we also are currently negotiating to acquire certain additional inventory purchased by our suppliers under previous demand plan forecasts, where appropriate, in an effort to maintain long-term relationships and supply continuity, flexibility, and scalability. The timing of payments and consumption of any such inventory is part of our ongoing discussions. As of March 31, 2022, we believe these negotiated purchases, in excess of our obligations under our contracts, could range from $180 million to $470 million, but these negotiations are ongoing and the range may change as a result before final agreements are reached. See “Risk Factors—Risks Related to Our Business—Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in our Fiscal Q2 10-Q.
Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of March 31, 2022.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk
We had Cash and cash equivalents of $879.3 million as of March 31, 2022. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented in this Quarterly Report on Form 10-Q would not have had a material impact on our consolidated financial statements.

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

Foreign Currency Risk
Our international sales are primarily denominated in foreign currencies and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our revenue. We source and manufacture inventory primarily in U.S. dollars and Taiwanese dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. For example, some of our contract manufacturing takes place in Taiwan and the related agreements are denominated in foreign currencies and not in U.S. dollars. Further, certain of our manufacturing agreements provide for fixed costs of our Connected Fitness Products and hardware in Taiwanese dollars but provide for payment in U.S. dollars based on the then-current Taiwanese dollar to U.S. dollar spot rate. In addition, our suppliers incur many costs, including labor and supply costs, in other currencies. While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. We use derivative instruments, such as foreign currency forwards, and have the ability to use option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. Our exposure to foreign currency exchange rates has historically been partially hedged as our foreign currency denominated inflows create a natural hedge against our foreign currency denominated expenses.

Inflation Risk
We are subject to the effects of inflation through elevated supply chain costs, including logistics costs. Additionally, because we purchase component parts from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures. Although we do not believe that inflation has had a material impact on our business, financial condition or results of operations, our business could be more affected by inflation in the future which could have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of net revenue if we are unable to fully offset such higher costs through price increases.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As described below, we previously identified a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weakness in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of legal proceedings in which we are involved, see Note 10 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, as previously disclosed, we have received reports of a number of injuries associated with our Tread+ product, one of which led to the death of a child. In April 2021, the U.S. Consumer Product Safety Commission (“CPSC”) issued a warning to consumers about the safety hazards associated with the Tread+ and is continuing to investigate the matter. We are also subject to investigations by the U.S. Department of Justice (“DOJ”), U.S. Department of Homeland Security (“DHS”), and the SEC related to this matter. We intend to cooperate fully with each of these investigations, and at this time, we are unable to predict the eventual scope, duration or outcome of the investigations. See also Part II, Item 1A. “Risk Factors — Risks Related to Laws, Regulation, and Legal Proceedings” in our Fiscal Q2 10-Q for more information on these matters.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the accompanying notes and the information included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K and our other public filings before deciding whether to invest in shares of our Class A common stock. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Except for as stated below, as well as in Part II. Item 1A. “Risk Factors” in our Fiscal Q2 10-Q, which section is incorporated herein by reference, there have been no material changes to our risk factors since the Form 10-K.

Risks Related to Our Business

If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative, and updated products and services in a timely manner, or effectively manage the introduction of new or enhanced products and services or the way in which such products and services are offered, our business may be adversely affected.

Our success in maintaining and increasing our Subscriber base depends on our ability to identify and originate trends as well as to anticipate and react to changing consumer demands in a timely manner. Our products and services are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new or enhanced offerings in a timely manner or via the appropriate channels, or our new or enhanced offerings are not accepted by our Subscribers, or our competitors introduce similar or better offerings faster than us, our rate of growth could be negatively affected. Moreover, our new offerings may not receive consumer acceptance as preferences could shift rapidly to different types of fitness and wellness offerings or away from these types of offerings altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower subscription rates through lower sales or greater churn, pricing pressure, lower gross margins, discounting of our products and services, and excess inventory levels.

Even if we are successful in anticipating consumer preferences, our ability to address them will partially depend upon our continued ability to bring our offerings to market in a way that adequately meets demand. For example, we are looking at ways to broaden our sales channels, including through distribution to third-party retailers, rethinking the value proposition of our Peloton App, and further expanding into international markets. Additionally, in March 2022, we began experimenting with a new pricing model in select markets, where Subscribers pay a single monthly fee for the combined use of their Connected Fitness Product and their Connected Fitness Subscription, rather than paying an initial upfront purchase price for their Connected Fitness Product. Development of new or enhanced products and services and new ways to offer them requires significant time and financial investment, which could result in increased costs and a reduction in our profit margins. For example, we have historically incurred higher levels of sales and marketing expenses when we introduce a new product or service.

Moreover, when we introduce new or enhanced products and services, the timing and the way in which we offer them could adversely impact the sales of our existing products and services. For instance, consumers may choose to forgo purchasing existing products or services in advance of new product and service launches, whether or not we have formally announced any such new product or service, and we may experience higher returns from users of existing products once we announce a new or enhanced product. As we introduce new or enhanced products and services, we may face additional challenges managing a more complex supply chain and manufacturing process, including the time and cost associated with onboarding and overseeing additional suppliers, contract manufacturers, and logistics providers. We may also face challenges managing the inventory of new or existing products, which could lead to excess inventory and discounting of such products. In addition, new or enhanced products or services may have varying selling prices and costs compared to legacy products and services, which could negatively impact our brand, gross margins and operating results.

If we are unable to anticipate appropriate pricing levels for our Connected Fitness Products and subscriptions, our business could be adversely affected.

If we are unable to anticipate appropriate pricing levels for our portfolio of Connected Fitness Products and subscription services, whether due to consumer sentiment and spending power, brand perception, competitive pressure, or otherwise, our revenues and/or gross margins could be significantly reduced. Our decisions around the development of new products and services are in part based upon assumptions around pricing levels. For example, in April 2022, we announced a pricing decrease for our Connected Fitness Products and a pricing increase for our Connected Fitness Subscriptions, and there is no assurance that consumers and Members will be receptive to these changes. If there is price compression in the market after these decisions are made, it could have a negative effect on our business.

Further, in March 2022 we began experimenting with a new pricing model in select markets, where Subscribers pay a single monthly fee for the combined use of their Connected Fitness Product and their Connected Fitness Subscription, rather than paying an initial upfront purchase price for their Connected Fitness Product. No assurance can be given that this or any other new offerings will be successful and will not adversely affect our reputation, operating results, and financial condition. Additionally, our focus on long-term Member engagement over short-term financial condition or results of operations can result in us making decisions that may reduce our short-term revenue or profitability if we believe that such decisions benefit the aggregate Member experience and will thereby improve our financial performance over the long term. These decisions may not produce the long-term benefits that we expect, in which case our Member growth and engagement as well as our business, operating results, and financial condition could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 6, 2022, William Lynch informed the board of directors (the “Board”) of Peloton Interactive, Inc. (the “Company”) of his resignation as a member of the Board, effective as of May 6, 2022 (the “Resignation Effectiveness”). Mr. Lynch’s resignation was not resulting from any matter relating to the Company’s operations, policies or practices. The Board has reduced the number of directors authorized to serve on the Board from nine directors to eight directors effective upon the Resignation Effectiveness.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.2	Offer Letter by and between Barry McCarthy and the Registrant, dated February 7, 2022.	8-K	001-39058	10.1	02/08/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).					X
X Filed herewith.
XX Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PELOTON INTERACTIVE, INC.
Date: May 10, 2022	By:	/s/ Barry McCarthy
Barry McCarthy Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jill Woodworth
Jill Woodworth Chief Financial Officer (Principal Financial Officer)