Form 10-K
period 2022-06-30
PELOTON INTERACTIVE, INC.
filed 2022-09-07
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
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

Securities registered pursuant to Section 12(g) of the Act: None

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $10.7 billion based upon the closing price reported for such date on The Nasdaq Global Select Market.

As of July 29, 2022, the number of shares of the registrant’s Class A common stock outstanding was 308,398,530 and the number of shares of the registrant’s Class B common stock outstanding was 30,032,036.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including, without limitation, statements regarding our execution of and the expected benefits from our restructuring initiatives and cost-saving measures, our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions.

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

•our ability to execute and achieve the expected benefits of our restructuring initiatives and other cost-saving measures;

•our ability to effectively manage our growth;

•our ability to anticipate consumer preferences and successfully develop and offer new products and services in a timely manner, or effectively manage the introduction of new or enhanced products and services;

•demand for our products and services and growth of the Connected Fitness Products industry;

•our reliance on a limited number of suppliers, contract manufacturers, and logistics partners for our Connected Fitness Products;

•our reliance on and lack of control over suppliers, contract manufacturers and logistics partners for our Connected Fitness Products;

•our ability to predict our long-term performance and declines in our revenue growth as our business matures;

•the effects of increased competition in our markets and our ability to compete effectively;

•declines in sales of our Bike and Bike+;

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

In this Annual Report on Form 10-K, the words “we,” “us,” “our,” and "Peloton" refer to Peloton Interactive, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

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
•We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.
•We have grown and the company has evolved rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our longer-term growth and intervening changes effectively, our brand, company culture, and financial performance may suffer.
•If we are unable to anticipate consumer preferences and successfully develop and offer new, innovative, and updated products and services in a timely manner, or effectively manage the introduction of new or enhanced products and services, our business may be adversely affected.
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
•Our past financial results may not be indicative of our future performance.
•We operate in a highly competitive market and we may be unable to compete successfully against existing and future competitors.
•We derive a significant majority of our revenue from sales of our Bike and Bike+. A decline in sales of our Bike and Bike+ would negatively affect our future revenue and operating results.
•The full impact of the COVID-19 pandemic, or COVID-19, its duration and any resurgence of infections is uncertain and cannot be predicted. The COVID-19 pandemic could worsen or its effects could be prolonged, including as a result of variants, which could have an adverse effect on our business, results of operations, and financial condition.
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

PART I. FINANCIAL INFORMATION

Item 1. Business

Overview

Peloton is the largest interactive fitness platform in the world with a loyal community of over 6.9 million Members as of June 30, 2022. We pioneered connected, technology-enabled fitness, and the streaming of immersive, instructor-led boutique classes to our Members anytime, anywhere. We make fitness entertaining, approachable, effective, and convenient, while fostering social connections that encourage our Members to be the best versions of themselves. We define a Member as any individual who has a Peloton account through a paid Connected Fitness Subscription (“All-Access Membership”), or a paid Peloton App subscription.

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

Our Connected Fitness Product portfolio includes the Peloton Bike, Bike+, Tread, Tread+, and our recently launched first connected strength product, Peloton Guide. Our revenue is generated primarily from the sale of our Connected Fitness Products and associated recurring Subscription revenue. We have historically experienced significant growth in sales of our Connected Fitness Products, which, when combined with our low Average Net Monthly Connected Fitness Churn has led to significant growth in Connected Fitness Subscriptions. From the start of fiscal 2021 through fiscal 2022 year-end, Total revenue decreased 11%, and our Connected Fitness Subscription base grew 27%.

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

Bike+
Our Bike+ provides an immersive cardio experience and seamless transition to floor-based exercises with its 24”, 360 degree rotating display. Members can easily pivot and tilt the screen to add strength, yoga, and stretching to their routine or take our Bike bootcamp class series. Resistance on Bike+ is controlled digitally allowing Members to “Auto Follow” their instructors’ class programs and control resistance from the touchscreen. A powerful built-in soundbar and subwoofer system offers an improved audio experience while the integrated Apple GymKit simplifies Apple Watch pairing. Bike+ is currently available for purchase in the United States, Canada, the United Kingdom, Germany, and Australia.

Tread
The newest addition to our Tread line has all the essential elements of the Tread+ experience but in a more affordable and compact form factor – maintaining ample running surface area and runner comfort. The Tread features a sleek belt drive, 24” touchscreen with integrated soundbar and subwoofer, and ergonomic pace and incline control knobs and jump buttons. With an immersive audio and video experience and heart rate monitor integration, Peloton Tread is designed for both on-Tread as well as floor-based bootcamp content. Tread is currently available for purchase in the United States, Canada, the United Kingdom, and Germany.

Tread+
Tread+ features a shock-absorbing rubber-slat belt and ball bearing system, ideal for low-impact training. Pace and incline ergonomic control knobs allow for seamless adjustments, and the 32” high-definition touchscreen features a 20-watt sound bar. Tread+ had only been available for sale in the United States, however, on May 5, 2021, we decided to issue a voluntary product recall on Tread+, which we are conducting in collaboration with the Consumer Product Safety Commission ("CPSC"). At this time, we are not able to forecast a date for sales to resume in the United States. See Part I, Item 1A "Risk Factors — Risks Related to Our Connected Fitness Products and Members.”

Guide
Guide is our first connected fitness strength product designed to further enhance the full-body workout experience through a number of unique product features. Guide is supported with dedicated content, including exclusive programs for all levels, live body-training classes with instructors, and an extensive move library to help Members learn and perfect proper form. Guide is currently available for purchase in the United States, Canada, the United Kingdom, and Australia.

Subscriptions
Connected Fitness Subscriptions
Our Connected Fitness Subscriptions are on a month-to-month basis, allow for multiple household users, and provide unlimited access to all live and on-demand classes. Our Connected Fitness Subscription allows Members to access classes through our Connected Fitness Products, compete on our motivating leaderboard, track performance metrics, and connect and interact with the broader Peloton community. Our Connected Fitness Subscription also includes access to our content through Peloton Digital, our digital app, which is available through iOS and Android mobile devices and most tablets and computers. On average, we had 2.1 Members per Connected Fitness Subscription as of June 30, 2022.

Peloton Digital
Peloton Digital began as a companion app for Connected Fitness Subscriptions to provide access to our classes while our Members were away from their Connected Fitness Products. A Peloton Digital Subscriber is an individual who has a paid Peloton Digital subscription with a successful credit card billing.

Peloton Digital is included with all Connected Fitness Subscriptions. As of June 30, 2022, 71% of our Members on Connected Fitness Subscriptions used Peloton Digital to supplement their workout regimen. Peloton Digital also helps us attract new Connected Fitness Subscriptions by serving as an acquisition tool for new Members.

Peloton Digital workouts include indoor/outdoor running and walking, Bike and Tread bootcamps, yoga, Pilates, Barre, strength training, stretching, meditation, and floor cardio. Our Members have shown strong interest in these new verticals; in fiscal 2022, 56% of workouts completed were across non-cycling fitness verticals.

Our Integrated Fitness Platform
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

We use performance data to understand our Members’ workout habits in order to evolve and optimize our programming around class type, length, music, and other considerations. We have developed a diverse content library with thousands of classes across an extensive range of class lengths, difficulty levels, and fitness preferences ranging from fun and flexible to structured and highly technical, all of which our Members easily access through filtering and search capabilities. As of June 30, 2022, we produce original programs from our production studios in New York City and London, with 54 instructors, and across 14 fitness and wellness disciplines including indoor Cycling, Tread, Outdoor Running and Walking, Bike and Tread bootcamps, Yoga, Strength Training, Pilates, Barre, Stretching, Meditation, Floor Cardio, and Dance Cardio. We have additionally updated our Scenic Content to include instructor-guided content shot in beautiful locations with multi-channel Scenic Radio options, as well as Lanebreak, a gamified workout feature that allows members to experience an animated workout as an alternative to original programming.

As we further expand internationally, we intend to develop localized content, as we have done in the United Kingdom and Germany. As we expand into other non-English-speaking countries, we intend to produce classes in local languages from our existing studios and use subtitling for English-speaking users. We currently produce our content in three languages: English, German, and Spanish.

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

Music and Music Technology
We have developed a proprietary music platform that fuels the workout experience allowing our instructors to program curated playlists that align with our Members’ musical preferences. As of June 30, 2022, we had over 4 million active tracks under license, representing one of the largest audiovisual connected fitness music catalogs in the world. Our curated music is as diverse and dynamic as the Members we serve, delivering an exceptional musical experience created by instructors and music supervisors on our production team.

We control the intersection of fitness and music in a deeply engaging way, motivating Members to achieve their fitness goals while discovering great music in the process. Peloton has become noteworthy as a music-forward brand and discovery platform for new artists and songs while also providing the opportunity for our Members to engage in a new way to the music they love. Members consistently rank music as one of their favorite aspects of the Peloton experience. We believe we have taken a leading position in the fitness and wellness category by defining new standards for musical content partnership campaigns that feature some of the most recognizable global talent in the industry. This also includes the development of our signature Artist Series which celebrate the legacy and catalog of some of the most prominent names in the business. We premiere new music exclusives available only on Peloton, and collaborate closely with artist teams across a variety of productions including remixes, curation, custom content, and guest platform appearances, all based on their own music or influences.

We have applied, and will continue to apply, technological solutions and an artist-centric partnership strategy to enhance our music platform including:

•Development of data-driven playlist recommendations for our instructors and music supervisors to use in programming;
•Song search and filtering optimizations, including the ability to search by song length and beats per minute;
•Automation of music rights management and reporting;
•For Members, a display of every song played in a class, including artist name and associated artwork;
•Ability for Members to “like” songs they discover anywhere on our platform and save it to their profile;
•Spotify and Apple Music integrations, enabling Members to sync songs they hear on Peloton to their streaming service; and
•Strengthening and leveraging artist partnerships on and off-platform for deeper membership engagement and heightened brand profile.

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

•Commercial: The commercial and hospitality markets represent a small percentage of sales but are important to driving trial and brand awareness. Our Bikes in hospitality locations help keep our Members riding when they travel, creating further Member engagement, loyalty, and convenience. Across our markets as of June 30, 2022, there were approximately 18,000 Peloton Bikes in over 8,000 commercial locations.

•Corporate Wellness: Our Corporate Wellness program provides employers, insurers, and other partners with the opportunity to offer their employees and Members subsidized access to Peloton Digital subscriptions, All Access Memberships, and/or Connected Fitness Products and delivers on our oft-stated goal to make Peloton even more accessible.

Additionally, with our announcement in August 2022 that Peloton Bike, Guide, and select accessories and apparel are available for purchase in Amazon's U.S. stores, we have begun and expect to continue to broaden our sales channels, including through distribution to third-party retailers.

Showroom Sites
As of June 30, 2022, we operated 135 retail locations across the United States, Canada, the United Kingdom, Australia, and Germany. Our retail locations are located primarily in upscale malls, lifestyle centers, and premium street locations. When evaluating potential new markets, we carefully examine historical sales data, key demographics, traffic patterns, geographic locations, and co-tenancy of other complementary lifestyle-oriented retailers. In the United States, we attempt to cluster stores around major urban markets and suburbs while also operating in super regional and regional centers that draw from a greater trade area. In Canada, Germany, Australia, and the United Kingdom, we will continue to focus on major urban markets.

We operate three retail formats including our large showrooms which range from 1,500 to 3,000 square feet and “microstores” which are typically around 300 square feet. Large showrooms comprise 75% of our retail locations and provide space for Connected Fitness Products and Peloton-branded apparel, as well as private areas for “test rides” and “test runs.” Microstores represent 5% of our retail locations and are typically placed in highly visible “center court” areas. Concession stores represent 20% of our retail locations and consist of a presence within a partner's retail space in the U.K., Australia, and Germany. Our large showroom leases are typically five to ten years in lease duration while microstores are typically open for up to 1.5 years. Microstores allow us to test markets and specific shopping areas, and provide a temporary location while searching for the ideal large showroom space.

On August 12, 2022, as part of our previously announced ongoing restructuring initiatives, we announced the decision to rebalance our e-commerce and retail mix to drive efficiencies and therefore reduce our retail showroom presence across North America.

Membership & Member Support Services
The Membership team, which includes third-party support providers, is focused on driving engagement to help us maintain our high Connected Fitness Subscription retention rates. The team develops new ways to promote engagement with our products and community or help Members reengage with our platform when activity has lapsed. The Membership team helps curate goal-based challenges, awards digital badges for Member accomplishments, and sends Peloton-branded “Century Club” shirts after a Member’s 100th class. The team also communicates with Members with no recent activity through email campaigns that help encourage these Members to get back to their workout routine. In addition, the Membership team collects and responds to feedback about our platform that is on our primary Facebook group of over 469,000 Members as of June 30, 2022.

In order to bring our community together, we organize several in-person events throughout the year including to welcome Members for workouts, celebrate milestones, and attend instructor meet-and-greets at our production studios in New York City and London. We also host Members at our showrooms, and celebrate our Members with our flagship Member event, Peloton Homecoming, held in New York City and remotely each May. While all in-person events were cancelled during the COVID-19 pandemic, we re-opened our Peloton Studios in New York to the public in July 2022 and have resumed some in-person events.

The Member Support team, along with our third-party support providers, serves all the needs of our customers and Members including sales support, scheduling, delivery, installation, account and billing inquiries, product trouble-shooting and repair, product education, returns and exchanges, and anything else our Members need.

Manufacturing and Logistics
We have historically manufactured and assembled our products in-house, as well as through third parties, and in July 2022, we announced a shift to utilizing third-party manufacturing partners for 100% of our products. The components used in our products are procured on our behalf using our designs by our contract manufacturers, according to our required design specifications and high standards, from a variety of suppliers. In order to account for technology evolution and market fluctuations, we regularly review our relationships with our existing contract manufacturers and the components suppliers that they contract with, while evaluating prospective new partnerships.

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

In an attempt to mitigate against the risks related to a single source of supply, we qualify alternative suppliers and manufacturers when possible, and develop contingency plans for responding to disruptions, such as maintaining buffer inventory of single source components or utilizing alternative freight lanes that can have cost implications. However, given the current global supply and freight constraints, or natural disasters, we face challenges with various manufacturing related component shortages.

Logistics and Fulfillment
Historically, we have used a combination of contracted third-party logistics providers (“3PLs”) and owned assets in our logistics network which includes middle mile and last mile operations centers in the United States, Canada, Germany and the United Kingdom. In the Australian market, we have utilized contracted services for the entire logistics network.

We are moving towards exclusively utilizing 3PL partners for our last mile network in North America and are actively exploring similar transitions to a more variable network in our international markets. This shift in logistics strategy is meant to allow us to further scale our delivery capabilities and to drive improvements in speed of service, cost and geographical reach, all while maintaining flexibility. We seek out 3PL partners who are highly-trained experts on our products and services and offer product education, assistance with account set up, tips and recommendations for product care as well as content selection.

With our commitment to our Members-first approach, we will continue to invest to strengthen our field operations’ coverage, and improved delivery experience and service.

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

As of June 30, 2022, we held 158 U.S. issued patents and had 72 U.S. patent applications pending. We also held 259 issued patents in foreign jurisdictions and 206 patent applications pending in foreign jurisdictions. Our U.S. issued patents expire between May 9, 2023 and November 24, 2040. As of June 30, 2022, we held 41 registered trademarks in the United States, including the Peloton mark and our “P” logo and also held 566 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to file additional patent applications with respect to our technology.

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

Competition
We believe that our first-mover advantage, leading market position, brand recognition, and integrated platform set us apart in the market for connected, technology-enabled fitness. We provide a superior value proposition and benefit from the clear endorsement of our Connected Fitness Subscription and mobile app solutions, giving us a competitive advantage versus traditional fitness and wellness products and services, and future potential entrants.

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
•Product Offering. We compete with producers of fitness products and services and work to ensure that our platform maintains the most innovative technology and user-friendly features.

•Talent. We compete for talent in every vertical across our company including technology, media, fitness, design, supply chain, logistics, music, marketing, finance, strategy, legal, and retail. As our platform is highly dependent on technology, hardware, and software, we require a significant base of engineers to continue innovating.

The principal competitive factors that companies in our industry need to consider include, but are not limited to: total cost, supply chain efficiency across sourcing and procurement, manufacturing and logistics, enhanced products and services, original content, product quality and safety, competitive pricing policies, vision for the market and product innovation, strength of sales and marketing strategies, technological advances, and brand awareness and reputation. We believe we compete favorably across all of these factors and we have developed a business model that is difficult to replicate.

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

Seasonality
Historically, we have experienced higher revenue in the second and third quarters of the fiscal year compared to other quarters, due in large part to seasonal holiday demand, New Year’s resolutions, and cold weather. We also have historically incurred higher sales and marketing expenses during these periods. For example, in fiscal 2018 and 2019, our second and third quarters combined each represented 63% of our Total revenue for the applicable fiscal year. However, in fiscal 2020, we saw a significant increase in demand in the fourth quarter related to the onset of the COVID-19 pandemic, and in contrast to previous years, only 54% of our Total revenue was generated in our second and third quarters. In fiscal 2021, the ongoing COVID-19 pandemic and the recalls of our Tread products in the fourth quarter of fiscal 2021 continued to impact our historical seasonal patterns, with the second and third fiscal quarters accounting for only 58% of our fiscal 2021 sales (excluding Precor sales as Precor was consolidated beginning in the fourth fiscal quarter of 2021). In fiscal 2022, the ongoing COVID-19 pandemic and the recalls of our Tread products in the fourth quarter of fiscal 2021 impacted our historical seasonal patterns, with the second and third fiscal quarters accounting for 59% of fiscal 2022 sales. As the pandemic receded in recent months, we began to experience a return to pre-pandemic seasonal trends. However, should the COVID-19 pandemic worsen or if its effects prove to be prolonged, we may continue to see atypical seasonal trends.

Human Capital
Our Culture

Our dynamic culture expresses our expansive vision and passion for community and collaboration, and is shaped by the following fundamental values:
•Put Members First: We obsess over every touchpoint of our Member experience - always remembering that when our Members win, we win. We root everything we do and all product and feature development in Member needs and never assume we know what is best. We believe in building connections based on trust, respect, and inclusion, and are proud that our Member community embodies these qualities.
•Operate with a Bias for Action: We challenge the status quo by continuously innovating, learning, and improving. We embrace failure and change as an opportunity to be agile, take smart risks, and learn - and we also take the time to pause in order to act and move forward with sharper focus and intent. We never let the fear of imperfection stop us from achieving great things.
•Empower Teams of Smart Creatives: We hire team members who are great at what they do, then give them the trust, autonomy, and resources to do their jobs and make decisions. We empower one another to embrace a creative mindset and be creative in execution, problem-solving, thinking beyond parameters, and delivery. We take the time to show appreciation and celebrate the achievements of our team members.
•Together We Go Far: As our company name suggests, we know the importance and value of a team. Work shoulder-to-shoulder and have each other’s backs, encourage everyone to have a voice, and draw out the best in others. We uphold the obligation to dissent rather and are open to perspectives different from our own.
•Be the Best Place to Work: We are committed to cultivating and maintaining our authentic, world-class culture across all our markets – putting team member experience, well-being, and safety at the heart of all that we do. We strive to show up with empathy, honesty, and authenticity and are committed to maintain and build on this aspect of our culture as we grow and scale.

We live these values through our approach to human capital management, summarized below.

Employees

As of June 30, 2022, we employed 3,723 individuals in the United States across our New York City headquarters, Plano campus, Atlanta office, showrooms, and field operations warehouses, with 3,576 being full-time employees. Internationally, we had 857 employees in the

United Kingdom, Ireland, Germany, and Australia across corporate, showroom, and warehouse functions, 86 employees in Canada, largely in showroom and warehouse roles, and 738 individuals in Taiwan across manufacturing, quality engineering and operations functions. Additionally, Precor's 791 employees are located across 13 countries, with most based in manufacturing facilities in North Carolina and Washington state. We also hire additional seasonal employees, primarily in our showrooms, during the holiday season.

In July 2022, we announced we are exiting all owned-manufacturing, which involves the reduction in our workforce of approximately 500 employees in Taiwan. Additionally, in connection with our previously announced ongoing restructuring initiatives, in August 2022, we announced our plans for a reduction in our workforce of approximately 530 employees from our North American delivery workforce teams, as well as approximately 250 Member support positions in North America.

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

Diversity, Equity, and Inclusion

We are unapologetic about our bold and unrelenting commitment to creating workspaces that are equitable for all and where all team members can thrive, and where they are recognized for their individual and collective contributions to our business.
Our diversity, equity, and inclusion (“DEI”) team operate as a center of excellence, partnering across the business and proactively using data, evidence and insights to inform our programming, ensuring it remains locally relevant and responsive.

We’re proud that one of our core tenets is to strive to operate as an antiracist organization, and in 2020, we committed ourselves to the Peloton Pledge, our ongoing multi-year, business wide commitment to combat systemic inequity and promote global health and well-being for all. Through the Peloton Pledge we are investing across five pillars:
•Our Workforce - We offer above-market entry rates for our hourly workforce;
•Learning and Development - We offer content that focuses on supporting the mobility of our team members and we are doubling down on training around DEI topics;
•Community Investments - We partner with leaders and action-oriented nonprofits to drive change in the broader community
•Inclusive Content - We produce content and experiences that uplift diverse perspectives within our community; and
•Long-Term DEI - We invest in various programs to support long-term DEI, as further described below.

For our team members, the Peloton Pledge has meant an increased emphasis on delivery of value-added, business-wide DEI programming. In our ongoing push for business-wide shared learning, we continue to create psychologically safe spaces for our employees to learn and grow together.

We offer development programs for all team members, including an online resource, the Antiracism Activation Center, to bolster their journey toward becoming an antiracist ally. In addition, we established a bronze-level baseline for the MLT Black Equity at Work Certification – a comprehensive process aimed at broad and long-term systemic change – and will strive to reach gold level in the coming years.

We have also introduced specific learning programs for managers, such as Prototyping Inclusion and Activating Allyship, to help our leaders support our DEI goals. We similarly host “Brave Conversations'” on race and equity that help us accelerate our path to becoming the Best Place to Work.

When it comes to supporting our team members, we are proud to have eight U.S. and five International Employee Resource Groups (“ERGs”) that foster a diverse and inclusive workplace. Our ERGs amplify team member voice and help us foster belonging and engagement across all the markets we operate in:
•ACE@Peloton (Asian Community);
•Black@Peloton;
•LHIT@Peloton (Latinx/Hispanic in Tech);
•Peloton Pride + Allies;
•The Parenthood Journey;
•The Women’s Alliance;
•Veterans@Peloton; and
•Thrive (mental health, neurodiversity, and disability).
To hold ourselves accountable on pay equity, we conduct an annual third-party analysis of team members’ pay to evaluate the impact, if any, of gender, race, or ethnicity on base pay independent of business relevant factors. The pay equity study conducted in April 2022 identified no statistically significant pay gaps based on gender, race, or ethnicity, and any identified pay gaps (regardless if such gaps were statistically significant or not) have been adjusted to support our commitment to achieve true pay equity across Peloton. Our pay equity study is in addition to any market-specific obligations we have to undertake pay gap analyses, such as our Gender Pay Gap Study in the United Kingdom. Our bold, ambitious DEI efforts are designed to achieve equity, including pay equity, for all our team members and to ensure we’re a globally inclusive business.

Employee Safety

We prioritize the health and welfare of our team members, our Members, and our environment. The core elements of our employee health and safety strategy include site risk analysis, incident management, documented processes, environmental programs, training, and occupational health programs. Our Global Safety & Security Operations team promotes safe operations and provides team members with access to our global 24/7 Risk Operations Center. Concerns about the health and safety of our employees, or the health and safety of individuals working on behalf of Peloton suppliers or business partners, are reportable through our Ethics Hotline or online Ethics Portal, which is monitored by our Compliance and Risk Team. We continually strive to improve processes across field safety training, incident training, professional investigations, and standardization of physical security resources, among other areas.

Training, Development, and Engagement

At Peloton, we have a dedicated global Learning and Development Team that develops and delivers company-wide training experiences across all functions. These include, but are not limited to:
•Connected Leadership for people managers, which focuses on Peloton’s approach to leadership, coaching and team member connectivity;
•Internal hiring and mobility program, which supports professional growth;
•Functional and role specific training;
•Required compliance trainings for all team members;
•A Learning Management System, Peloton Academy, which houses training resources for all roles across the Company; and
•A Monthly Virtual Learning Series with additional learning opportunities, on a variety of topics, available for all team members.

We are committed to making Peloton the best place to work by engaging with, and listening to, our employees. We maintain ongoing connection with our team members through our company intranet, “Pelonet”; regular all-hands meetings, team town halls, and company-wide engagement surveys during the year. Recent surveys have led to enhancements across safety and security, employee connection, communication and learning and development initiatives.

Our Patent Incentive Program provides rewards and recognition to qualifying team members whose inventions are included in a patent application submitted by Peloton, and the Peloton High Five Fund, a team member and Peloton-funded grant, enables team members to provide financial relief to help other team members who are facing hardship resulting from a natural disaster or unforeseen personal challenge.

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

We take a comprehensive view of the tools and programs we use to attract, reward, and retain top talent. Our workforce is diverse – so our benefits must be, too. Peloton offers a broad array of benefits to our team members, including:
•Comprehensive health care and mental health benefits;
•Childcare solutions;
•Generous parental leave;
•Referral bonus program;
•Legal assistance;
•Product and apparel discounts; and
•Access to the Peloton app.

At Peloton, we encourage our team members to foster kindness, support, empathy, respect, compassion, and a sense of community in all interactions every day. To help us reach our goal of maintaining healthy work/life harmony, we have instituted supportive practices for working and maintain the following policies:
•Hybrid work arrangements and flexible paid time off;
•Paid volunteer time off;
•Paid civic time off for select civic activities; and
•Matching program of up to $1,000/year for employee charitable donations.

Corporate Information
Our website address is www.onepeloton.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K. Investors should not rely on any such information in deciding whether to purchase our Class A common stock.

Peloton, the Peloton logo, Peloton Bike, Peloton Bike+, Peloton Tread, Peloton Tread+, Peloton Digital, and other registered or common law trade names, trademarks, or service marks of Peloton appearing in this Annual Report on Form 10-K are the property of Peloton. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, our trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and tradenames.

Available Information
Our reports filed with or furnished to the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our Investor Relations website at https://investor.onepeloton.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, and other information regarding us and other companies that file materials with the SEC electronically. We use our Investor Relations website (https://investor.onepeloton.com/investor-relations) as well as our Twitter feed (@onepeloton) and Press Newsroom (https://www.onepeloton.com/press) as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website, Twitter feed and Press Newsroom in addition to following our press releases, SEC filings, and public conference calls and webcasts.

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the accompanying notes and the information included elsewhere in this Annual Report on Form 10-K and our other public filings before deciding whether to invest in shares of our Class A common stock. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.

We have incurred operating losses each year since our inception in 2012 and may continue to incur net losses in the future. We expect that our operating expenses may increase in the future as we optimize and grow our business, including via our sales and marketing efforts, continuing to invest in research and development, adding content and software features to our platform, expanding into new geographies, and developing new Connected Fitness Products. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products and services, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on strategic opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.

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

Additionally, any potential expansion into international markets can involve new challenges in attracting and retaining Subscribers that we may not successfully address. As a result of these factors, we cannot be sure that our Subscriber levels will be adequate to maintain or permit the expansion of our operations. A decline in Subscriber levels could have an adverse effect on our business, financial condition, and operating results.

Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers, based on our estimates of future demand for particular products and services. Failure to accurately forecast our needs may result in manufacturing delays, increased costs, or an excess in inventory. Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products and services, changes in demand for the products and services of our competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions, such as those caused by the COVID-19 pandemic. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale.

We have recently experienced a decrease in consumer demand and an increase in our inventory levels. Inventory levels in excess of consumer demand has resulted in, and may continue to result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand. Further, lower than forecasted demand has resulted, and could continue to result in excess manufacturing capacity or reduced manufacturing efficiencies, which could result in lower margins. In periods when we experience a decrease in demand for our products and an increase in inventory, we may be unable to renegotiate our agreements with existing suppliers or partners on mutually acceptable terms and may be prevented from fully utilizing firm purchase commitments. Although in certain instances our agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs, our loss contingencies may include liabilities for contracts that we cannot cancel, reschedule or adjust with suppliers or partners. In addition, we may deem it necessary or advisable to renegotiate agreements with our supply partners in order to scale our inventory with demand. Disputes with our supply partners regarding our agreements could result in litigation, which could result in adverse judgments, settlements or other litigation-related costs as well as disruption to our supply chain and require management’s attention. Further, we are required to evaluate goodwill impairment on an annual basis and between annual evaluations in certain circumstances, and future goodwill impairment evaluations may result in a charge to earnings. See “— We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.” Conversely, if we underestimate consumer demand, our suppliers and manufacturers may not be able to deliver products to meet our requirements or we may be subject to higher costs in order to secure the necessary production capacity. See “— Increases in component costs, long lead times, supply shortages, and supply changes could disrupt our supply chain and have an adverse effect on our business, financial condition, and operating results.” An inability to meet consumer demand and delays in the delivery of our products to our customers could result in reputational harm and damaged customer relationships and have an adverse effect on our business, financial condition, and operating results.

We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.

In February 2022, we announced a restructuring plan to, among other things, reduce certain fixed costs in our business, and we continue to take actions intended to address the short-term health of our business as well as our long-term objectives based on our current estimates, assumptions and forecasts, These measures are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts. As such, the actions we are taking under the restructuring plan and that we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. Implementation of the restructuring plan and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. Additionally, certain aspects of the restructuring plan, such as severance costs in connection with reducing our headcount, could negatively impact our cash flows. In addition, our initiatives have resulted, and could in the future result in, personnel attrition beyond our planned reduction in headcount or reduced employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or any of our strategic initiatives, including our restructuring plan, could result in reputation harm and could diminish confidence in, and the use of, our products and services. See “— Our success depends on our ability to maintain the value and reputation of the Peloton brand.” The restructuring plan has required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business. See Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Fourth Quarter Fiscal 2022 Update and Recent Developments—Restructuring Plan.”

We have grown and the Company has evolved rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our longer-term growth and intervening changes effectively, our brand, company culture, and financial performance may suffer.

We have expanded our operations rapidly in recent years and have limited operating experience at our current size. As we mature, grow and evolve over time, our business becomes increasingly complex and can take different forms. During periods of growth, we have had to manage costs while making investments such as expanding our sales and marketing, focusing on innovative product and content development, upgrading our management information systems and other processes, and obtaining more space, and in future periods of growth we expect to have to similarly manage our costs while investing in the expansion of our business. Growth and restructuring initiatives strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, managing and retaining a diffuse and at times growing employee base. Failure to preserve our company culture could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. Moreover, the integrated nature of aspects of our business, where we design our own Connected Fitness Products, develop our own software, produce original fitness and wellness programming, sell some of our products through our own sales teams and e-commerce site, and in some cases assemble, deliver, and service our Connected Fitness Products, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business over time. For example, as a result of and at the onset of the COVID-19 pandemic, we experienced difficulties in meeting consumer demand for our Connected Fitness Products and services due to our employees becoming ill, being unable to travel to our facilities, and constraints within our supply chain. Conversely, we have recently experienced lower demand for our Connected Fitness Products and services, resulting in a shift in our strategic focus, including through the restructuring initiatives we announced in February 2022 and the additional ongoing actions we are taking to optimize our business. As we continue to develop our infrastructure, and particularly in light of the reductions in headcount that began as a part of our February 2022 restructuring initiatives, we may find it difficult to maintain valuable aspects of our culture. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our long-term growth while managing costs, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed.

Our growth strategy has at times contemplated and may in the future contemplate increases in our advertising and other marketing spending, changes to our targeted retail showroom strategy, or contraction of the number of showroom locations with more of an emphasis on third-party retail distribution, including in connection with our announced reduction of our North American showroom presence announced August 12, 2022 as part of our restructuring plan. Many of our existing retail showrooms are relatively new and we cannot assure you that these showrooms or that future showrooms will generate revenue and cash flow comparable with those generated by our more mature locations or at prior rates for that same location, especially as we expand to new geographic markets. We may also at times need to close retail showrooms for strategic reasons or may wish to exit certain retail locations but be limited in timing and cost to exit under the lease terms. Moreover, certain occurrences outside of our control may result in the closure of our retail showrooms. Many of our retail showrooms are leased pursuant to multi-year leases, and our ability to sublease to a suitable subtenant, or negotiate favorable terms to exit a lease early or for a lease renewal option, may depend on factors that are not within our control. We may also open additional production studios as we expand internationally, which will require significant additional investment. The successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth. Additionally, we may not be able to realize the cost savings and benefits initially anticipated as a result of the restructuring initiatives that we announced in February 2022 or the additional ongoing initiatives to optimize our business and the anticipated costs of these initiatives may be greater than expected. See “—We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business” and See Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Fourth Quarter Fiscal 2022 Update and Recent Developments—Restructuring Plan.”

Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the market in which we sell our products and services, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our future growth and evolution of the company effectively could have an adverse effect on our business, financial condition, and operating results.

If we are unable to anticipate consumer preferences and successfully develop and offer new, innovative, and updated products and services in a timely manner, or effectively manage the introduction of new or enhanced products and services, our business may be adversely affected.

Our success in maintaining and increasing our Subscriber base depends on our ability to identify and originate trends as well as to anticipate and react to changing consumer demands in a timely manner. Our products and services are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new or enhanced offerings in a timely manner or via the appropriate channels, or our new or enhanced offerings are not accepted by our Subscribers, our competitors may introduce similar or more desirable offerings and at speeds that are faster than us, which could negatively affect our growth. Moreover, our new offerings may not receive consumer acceptance as preferences could shift rapidly to different types of fitness and wellness offerings or away from these types of offerings altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower subscription rates, lower sales, pricing pressure, lower gross margins, discounting of our products and services, and excess inventory levels.

Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address them will partially depend upon our continued ability to develop and introduce innovative, high-quality offerings to market in a way that adequately meets demand. For example, we are looking at ways to broaden our sales channels, including through distribution to third-party retailers, rethinking the value proposition of our Peloton App, and experimenting with a rental program in select markets, where Subscribers pay a single monthly fee for the combined use of their Connected Fitness Product and their Connected Fitness Subscription, rather than paying an initial upfront purchase price for their Connected Fitness Product. Development of new or enhanced products and services may require significant time and financial investment, which could result in increased costs and a reduction in our profit margins. For example, we have historically incurred higher levels of sales and marketing expenses accompanying each product and service introduction. Moreover, while we experienced a significant increase in our Subscriber base at the onset of the COVID-19 pandemic, the rate of the increase has since slowed down and, over the longer term, it remains uncertain how the COVID-19 pandemic will impact consumer demand for our products and services and consumer preferences generally. In addition, we have experienced and may continue to experience delays in the development and introduction of new or enhanced products and services due to the effects of the COVID-19 pandemic and other market constraints. See “— The full impact of the COVID-19 pandemic, its duration, and any resurgence of infections, is uncertain and cannot be predicted. The COVID-19 pandemic could worsen or its effects may be prolonged, including as a result of variants, which could have an adverse effect on our business, results of operations, and financial condition.”

Moreover, we must successfully manage introductions of new or enhanced products and services, as such introductions could adversely impact the sales of our existing products and services. For instance, consumers may choose to forgo purchasing existing products or services in advance of new or anticipated product and service launches, and we may experience higher returns from users of existing products. As we introduce new or enhanced products and services, we may face additional challenges managing a more complex supply chain and manufacturing process, including the time and cost associated with onboarding and overseeing additional suppliers, contract manufacturers, logistics providers, and third-party retailers. We may also face challenges managing the inventory of new or existing products, which could lead to excess inventory and discounting of such products. In addition, new or enhanced products or services may have varying selling prices and costs compared to legacy products and services, which could negatively impact our brand, gross margins and operating results.

The connected fitness market is relatively new and, if the general market and specific demand for our products and services does not continue to grow, grows more slowly than we expect, or fails to grow as much as we expect, our business, financial condition, and operating results may be adversely affected.

The connected fitness and wellness market is relatively new, rapidly growing over the last several years, and largely unproven, and it is uncertain whether it will sustain high levels of demand and achieve wide market acceptance. Our success depends substantially on the willingness of consumers to widely adopt our products and services. We have had to educate consumers about our products and services through significant investment and provide quality content that is superior to the content and experiences provided by our competitors. Additionally, the fitness and wellness market at large is heavily saturated, and the demand for and market acceptance of new products and services in the market is uncertain. It is difficult to predict the future growth rates, if any, and size of our market. We cannot assure you that our market will develop or be sustained at current levels, that the public’s interest in connected fitness and wellness will continue, or that our products and services will be widely adopted. If our market does not develop, develops more slowly than expected, or becomes saturated with competitors, or if our products and services do not achieve or sustain market acceptance, our business, financial condition, and operating results could be adversely affected.

We rely on a limited number of suppliers, contract manufacturers, and logistics partners for our Connected Fitness Products. A loss of any of these partners could negatively affect our business.

We have historically relied on a limited number of contract manufacturers and suppliers to manufacture and transport our Connected Fitness Products, and since October 2019 we also manufactured certain Connected Fitness Products in-house. In July 2022, we announced we are exiting all owned-manufacturing and subsequently our expanded partnership with one of our existing manufacturers. Due to our strategic exit from in-house manufacturing, we are now solely reliant on contract manufacturers for all of our manufacturing needs. In some cases, we rely on only a single supplier for some of our products and components. In the event of interruption from any of our contract manufacturers or suppliers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and delays, since we do not currently have qualified alternative or replacement contract manufacturers beyond these key partners. Furthermore, a large number of our contract manufacturers’ primary facilities are located in Taiwan and China. Thus, our business could be adversely affected if one or more of our suppliers is impacted by escalating tensions, hostilities, or trade disputes in the region, a natural disaster, an epidemic such as the COVID-19 pandemic, or other interruption at a particular location. In particular, the COVID-19 pandemic has caused, and may continue to cause, interruptions in the development, manufacturing (including the sourcing of key components), and shipment of our Connected Fitness Products, which could adversely impact our revenue, gross margins, and operating results. Such interruptions may be due to, among other things, temporary closures of the facilities of our contract manufacturers and other vendors in our supply chain; restrictions on or delays surrounding travel or the import/export of goods and services from certain ports that we use; and local quarantines or other public safety measures. Additionally, we may further increase our reliance on third-party suppliers, manufacturers and other logistics partners. For example, in August 2022, we announced that we are exiting our North American last mile locations and shifting our reliance entirely to third-party logistics providers. Our primary last mile partner currently relies on a network of independent contractors to perform last mile services for us in many markets. If any of these independent contractors, or the last mile partner as a whole, do not perform their obligations or meet the expectations of us or our Members, our brand, reputation and business could suffer. See “— We have limited control over our suppliers, contract manufacturers, and logistics partners, which may subject us to significant risks, including the potential inability to produce or obtain quality products and services on a timely basis or in sufficient quantity.”

If we experience a significant increase in demand for our Connected Fitness Products that cannot be satisfied adequately through our existing supply channels, if we need to replace an existing supplier, manufacturer or partner, or if we find we need to engage additional suppliers, manufacturers and partners to support our operations, we may be unable to supplement or replace them under our required timing, at a quality standard to our satisfaction, or on market terms that are acceptable to us, which may undermine our ability to deliver our products to Members in a timely manner and otherwise impact our Members’ experience. For example, if we require additional manufacturing support, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build our products to our specifications in sufficient volume. Similarly, in times of decreased demand, we may deem it necessary or advisable to renegotiate agreements with our supply partners in order to appropriately scale our inventory, which could impair our relationship with these counterparties if we are unable to arrive at mutually acceptable terms. See “— Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.” Identifying suitable suppliers, manufacturers, and logistics partners is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of or poor performance by any of our significant suppliers, contract manufacturers, or logistics partners could have an adverse effect on our business, financial condition and operating results.

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
•exposure to natural catastrophes, epidemics such as the COVID-19 pandemic, political unrest, including escalating tensions, hostilities, or trade disputes between Taiwan and China, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our Connected Fitness Products are manufactured or the components thereof are sourced;
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

We also rely on our logistics partners, including third-party last mile partners, to complete a substantial percentage of our deliveries to customers. In August 2022, we announced that we are exiting most of our North American distribution facilities and shifting our reliance entirely to third-party logistics providers. Our primary last mile partner currently relies on a network of independent contractors to perform last mile services for us in many markets. If any of these independent contractors, or the last mile partner itself or by virtue of those with which it contracts, does not perform its obligations or meet the expectations of us or our Members, our brand, reputation and business could suffer.

The occurrence of any of these risks, especially during seasons of peak demand, could cause us to experience a significant disruption in our ability to produce and deliver our products to our customers and could harm our brand and reputation.

Our past financial results may not be indicative of our future performance.

Any historical revenue growth should not be considered indicative of our future performance. In particular, we have experienced periods of high revenue growth since we began selling our Bike, however, our revenue growth has slowed as our business matured and may not resume to prior levels. Additionally, we experienced a significant increase in our Subscriber base at the onset of the COVID-19 pandemic which slowed as consumers were able to resume activity outside the home, and, it remains uncertain how the impacts of the COVID-19 pandemic and other market constraints will impact consumer demand for our products and services over the long term. Estimates of future revenue growth are subject to many risks and uncertainties, and our future revenue may differ materially from our projections. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including market acceptance of our products and services, attracting and retaining Subscribers, and increasing competition and expenses as we expand our business. We cannot be sure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these risks successfully. In addition, we may not achieve sufficient revenue to attain or maintain positive cash flows from operations or profitability in any given period, or at all.

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

The full impact of the COVID-19 pandemic, its duration, and any resurgence of infections, is uncertain and cannot be predicted. The COVID-19 pandemic could worsen or its effects may be prolonged, including as a result of variants, which could have an adverse effect on our business, results of operations, and financial condition.

The COVID-19 pandemic continues to evolve, with pockets of resurgence and the emergence of variant strains contributing to continued uncertainty about its scope, duration, severity, trajectory, and lasting impact. COVID-19 has caused significant volatility in financial markets and has contributed to what could be an extended global recession. Public health problems resulting from COVID-19, the resurgence of infections and the emergence of new variants and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have and could continue to contribute to a general slowdown in the global economy, adversely impact our Members, employees, third-party suppliers, contract manufacturers, logistics providers and other business partners, and otherwise disrupt our operations. Changes in our operations in response to the evolving COVID-19 pandemic and employee illnesses resulting from the pandemic have resulted in inefficiencies and delays, including in sales, delivery, and product development efforts, and additional costs related to business continuity initiatives, that cannot be fully prevented or mitigated through succession and business continuity planning, employees working remotely or teleconferencing technologies.

COVID-19 and related reactions from governments and members of the public have had and may, including as a result of a resurgence or prolonged duration, continue to have a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some or all of the following events or circumstances, among others:

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
•our inability to provide our Members with high-quality Member support due to changes to the delivery experience and our or our logistics providers’ inability to provide in-home servicing of Connected Fitness Products due to safety risks and local government regulations related to COVID-19;
•temporary inventory shortages caused by a combination of increased demand for our Connected Fitness Products that were difficult to predict with accuracy, and longer lead-times and component shortages in the manufacturing of our Connected Fitness Products, due to work restrictions related to COVID-19, import/export conditions such as port congestion, and local government orders;
•interruptions in our ability to offer live studio classes;
•interruptions in manufacturing (including the sourcing of key components), shipment and delivery of our products;
•disruptions of the operations of our third-party suppliers, which could impact our or our manufacturers’ ability to purchase components at efficient prices and in sufficient amounts;
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

Sales of our Connected Fitness Products increased with the onset of the pandemic as we saw consumers invest in at-home fitness equipment with the imposition of government mandated stay-at-home orders. As a result of our increased sales, the price of our Class A common stock increased significantly with the onset of the COVID-19 pandemic, but has also decreased and fluctuated since then, including based on developments surrounding COVID-19. It remains uncertain how the COVID-19 pandemic and its duration or any resurgence will impact our stock price over the long term.

The full extent of the impact of COVID-19, its duration, or any resurgence on our business and financial results will depend largely on future developments, including, without limitation, the resurgence of infections, the emergence of new variants, the development, availability, and distribution of new vaccines and treatments and the uptake and effectiveness of existing vaccines and treatments, guidance regarding and the imposition of protective public safety measures, companies’ remote work policies, the impact on capital and financial markets and global supply chains, and the related impact on the circumstances and behavior of our Members (including their discretionary spending or their return to pre-COVID routines), all of which are highly uncertain and cannot be predicted. See “— Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.” The situation is continuously evolving, and additional impacts may arise that we currently view as immaterial or that we are not currently aware of.

We depend upon third-party licenses for the use of music in our content. An adverse change to, loss of, or claim that we do not hold necessary licenses may have an adverse effect on our business, operating results, and financial condition.

Music is an important element of the overall content that we make available to our Members. To secure the rights to use music in our content, we enter into agreements to obtain licenses from rights holders such as performing rights organizations, record labels, music publishers, collecting societies, artists and songwriters, and other copyright owners (or their agents). We pay royalties to such parties or their agents around the world.

The process of obtaining licenses involves identifying and negotiating with many rights holders, some of whom are unknown, or difficult to identify, or for whom we may have conflicting ownership information, and this can generate a myriad of complex and evolving legal issues across many jurisdictions, including open questions of law as to when and whether particular licenses are needed. At times, while we may hold the applicable license for certain music in North America, it may be difficult to obtain the license for the same music from the applicable rights holders outside of North America. In addition, our music licenses may not contemplate some of the features and content that we may wish to add to our service, or new service offerings or revenue models that we may wish to launch. Rights holders also may attempt to take advantage of their market power to seek onerous financial terms from us. Our relationship with certain rights holders may deteriorate. We may elect not to renew certain agreements with rights holders for any number of reasons, or we may decide to explore different licensing schemes or economic structures with certain or all rights holders. Artists and/or songwriters may object and may exert public or private pressure on rights holders to discontinue or to modify license terms, or we may elect to discontinue use of an artist or songwriter’s catalog based on a number of factors, including actual or perceived reputational damage. Additionally, there is a risk that aspiring rights holders, their agents, or legislative or regulatory bodies will create or attempt to create new rights that could require us to enter into new license agreements with, and pay royalties to, newly defined groups of rights holders, some of which may be difficult or impossible to identify.

With respect to musical compositions, in addition to obtaining the synchronization and reproduction rights, we also need to obtain public performance or communication to the public rights. In the United States, public performance rights are typically obtained separately through intermediaries known as performing rights organizations, or PROs, which (a) issue blanket licenses with copyright users for the public performance of musical compositions in their repertory, (b) collect royalties under those licenses, and (c) distribute such royalties to copyright owners. We have agreements with each of the following PROs in the United States: the American Society of Composers, Authors and Publishers, or ASCAP, Broadcast Music, Inc., or BMI, Global Music Rights, and SESAC. The royalty rates available to us from the PROs today may not be available to us in the future. The royalty rates under licenses provided by ASCAP and BMI currently are governed by consent decrees, which were issued by the U.S. Department of Justice (“DOJ”) in an effort to curb anti-competitive conduct. Removal of or changes to the terms or interpretation of these agreements could affect our ability to obtain licenses from these PROs on current and/or otherwise favorable terms, which could harm our business, operating results, and financial condition.

In other parts of the world, including in Canada and Europe, we obtain licenses for musical compositions through local collecting societies representing songwriters and publishers, and from certain publishers directly, or a combination thereof. Given the licensing landscape in certain territories, we cannot guarantee that our licenses with collecting societies and our direct licenses with publishers provide full coverage for all of the musical compositions we use in our service in the countries in which we operate, or that we may enter in the future. Publishers, songwriters, and other rights holders who choose not to be represented by major or independent publishing companies or collecting societies have, and could in the future, adversely impact our ability to secure licensing arrangements in connection with musical compositions that such rights holders own or control, and could increase the risk of liability for copyright infringement.

Although we expend significant resources to seek to comply with applicable contractual, statutory, regulatory, and judicial frameworks, we cannot guarantee that we currently hold, or will always hold, every necessary right to use all of the music that is used on our service now or that may be used in our products and services in the future, and we cannot assure you that we are not infringing or violating any third-party intellectual property rights, or that we will not do so in the future. See “— Risks Related to Our Intellectual Property.”

These challenges, and others concerning the licensing of music on our platform, may subject us to significant liability for copyright infringement, breach of contract, or other claims. For additional information, see Note 13 – Commitments and Contingencies in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

Our success depends on our ability to maintain the value and reputation of the Peloton brand.

We believe that our brand is important to attracting and retaining Members. Maintaining, protecting, and enhancing our brand depends on the success of a variety of factors, such as: our marketing efforts; our ability to provide consistent, high-quality products, services, features, content, and support, and our ability to successfully secure, maintain, and enforce our rights to use the “Peloton” mark, our “P” logo, and other trademarks important to our brand. We believe that the importance of our brand will increase as competition further intensifies and brand promotion activities may require substantial expenditures. Our brand could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity. Unfavorable publicity about us, our strategic initiatives, such as our restructuring plan or our products, services, technology, customer service, content, personnel, and suppliers could diminish confidence in, and the use of, our products and services. For example, we have received reports of a number of injuries associated with our Tread+ product, and as a result, on May 5, 2021, we decided to issue a voluntary product recall of our Tread+, which we are conducting in collaboration with the CPSC. On the same day we also issued a voluntary product recall of our Tread. As discussed further in “- Risks Related to Our Connected Fitness Products and Members” and “- Risks Related to Laws, Regulation, and Legal Proceedings,” the legal proceedings in which we have been named, the regulators’ investigations, and any other claims or proceedings involving us or our products, actions we take to address these matters, and any further publicity regarding any of the foregoing could harm our brand. Such negative publicity also could have an adverse effect on the size, engagement and loyalty of our Member base and result in decreased revenue, which could have an adverse effect on our business, financial condition, and operating results. In addition, we have recently been the target of an activist stockholder whose claims about us, our management and our business strategy could result in decreased confidence in the Company and adversely affect our reputation. See “— Stockholder activism could disrupt our business, cause us to incur significant expenses, hinder execution of our business strategy, and impact our stock price.”

Increases in component costs, long lead times, supply shortages, and supply changes could disrupt our supply chain and have an adverse effect on our business, financial condition, and operating results.

Accurately forecasting and meeting customer demand partially depends on our ability to obtain timely and adequate delivery of components for our Connected Fitness Products. All of the components that go into the manufacturing of our Connected Fitness Products are sourced from a limited number of third-party suppliers, and some of these components are provided by a single supplier. Our contract manufacturers generally purchase these components on our behalf, subject to certain approved supplier lists, and we do not have long-term arrangements with most of our component suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our Connected Fitness Products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in design, quantities, and delivery schedules. Our ability to meet temporary unforeseen increases or decreases in demand has been, and may in the future be, impacted by our reliance on the availability of components from these sub-suppliers. We may in the future experience component shortages, and the predictability of the availability of these components may be limited. In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources in a timely manner. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled Connected Fitness Product deliveries to our customers. Conversely, in periods when we experience a decrease in demand for our products and an increase in inventory, we may be unable to renegotiate our agreements or purchase commitments with existing suppliers or partners on mutually acceptable terms, which could result in inventory write-offs, storage costs for excess inventory, or litigation. See “— Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.”

Moreover, volatile economic conditions have made it and may continue to make it more likely that our suppliers and logistics providers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. In addition, international supply chains have been and may continue to be impacted by events outside of our control and limit our ability to procure timely delivery of supplies or finished goods and services. Since the beginning of 2018, importing and exporting has involved more risk, as there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. Several of the components that go into the manufacturing of our Connected Fitness Products are sourced internationally, including from China, from where imports on specified products are subject to tariffs by the United States following the U.S. Trade Representative Section 301 Investigation. These issues appear to have been and could be further exacerbated by the continuation of the COVID-19 pandemic as well as other global supply chain issues. We have seen, and may continue to see, increased congestion and/or new import/export restrictions implemented at ports that we rely on for our business. In many cases, we have had to secure alternative transportation, such as air freight, or use alternative routes, at increased costs to run our supply chain. These tariffs and other supply chain issues have an impact on our component costs and have the potential to have an even greater impact depending on the outcome of the current trade negotiations, which have been protracted and recently resulted in increases in U.S. tariff rates on specified products from China. Increases in our component costs could have a material effect on our gross margins. The loss of a significant supplier, an increase in component costs, or delays or disruptions in the delivery of components, could adversely impact our ability to generate future revenue and earnings and have an adverse effect on our business, financial condition, and operating results.

Our business could be adversely affected from an accident, safety incident, or workforce disruption.

Our operations could expose us to significant personal injury claims that could subject us to substantial liability. Public health issues such as pandemics increase our exposure to these risks. For example, in connection with the COVID-19 pandemic, we had to secure personal protective equipment, such as face masks and gloves, institute vaccination and testing policies and otherwise implement new methods of monitoring employee health, such as temperature checks. Our inability to timely adapt to changing norms and requirements around maintaining a safe workplace could cause employee illness, accidents, may not successfully prevent outbreaks of illnesses, or may result in team discontent if we fail or if it is perceived that we are failing to protect the health and safety of our employees. Our liability insurance may not be adequate to cover fully all claims, and we may be forced to bear substantial losses from an accident or safety incident resulting from our activities. Additionally, if our employees decide to join or form a labor union, we may become party to a collective bargaining agreement, which could result in higher employee costs and increased risk of work stoppages. It is also possible that a union seeking to organize one subset of our employee population could also mount a corporate campaign, resulting in negative publicity and reputational harm or other impacts that require attention by our management team and our employees. Negative publicity, work stoppages, or strikes by unions could have an adverse effect on our business, prospects, financial condition, and operating results.

Our business has historically been, and may continue to be, affected by seasonality.

Our business has historically been influenced by seasonal trends common to traditional retail selling periods, where we generated a disproportionate amount of sales activity related to our Connected Fitness Products during the period from November through February due in large part to seasonal holiday demand, New Year’s resolutions, and cold weather. However, in fiscal 2020, we saw a significant increase in demand in the fourth quarter related to the onset of COVID-19, and, in contrast to previous years, only 54% of our Total revenue was generated in our second and third quarters during that fiscal year. More recently, in fiscal 2022, the ongoing COVID-19 pandemic and the recalls of our Tread products in the fourth quarter of fiscal 2021 impacted our historical seasonal patterns, with the second and third fiscal quarters accounting for 59% of fiscal 2022 sales. As the pandemic has receded in recent months, we have begun to experience a return to pre-pandemic seasonal trends. However, should the COVID-19 pandemic worsen or if its effects prove to be prolonged, we may continue to see atypical seasonal trends. Over time, we expect the seasonality of our business to return to historical patterns, with pronounced increases in demand during our second and third quarters. Moreover, in the event of higher sales during the period from November through February, our working capital needs may be typically greater during the second and third quarters of the fiscal year. As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance. Furthermore, our growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. See “— Our quarterly operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.” Seasonality in our business can also be affected by introductions of new or enhanced products and services, including the costs associated with such introductions, as well as external factors beyond our control, such as the duration and trajectory of the COVID-19 pandemic.

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
•short-term expenditures and initiatives we may undertake in furtherance of long-term cost savings, including our restructuring plan announced in February 2022;
•the continued expansion of, and reliance on, third-party last mile delivery and maintenance services for our Connected Fitness Products;
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
•changes in accounting standards, policies, guidance, interpretations, or principles; and
•changes in business or macroeconomic conditions, including the impact of the COVID-19 pandemic, global supply chain issues, lower consumer confidence, inflation, recessionary conditions, increased unemployment rates, or stagnant or declining wages.

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

We are passionate about continually enhancing the Peloton experience with a focus on driving long-term Member engagement through innovation, immersive content, technologically advanced Connected Fitness Products, and community support, which may not necessarily maximize short-term financial results. While we have recently announced our intention to stabilize our cash flows, we frequently make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve the Peloton experience, which we believe will improve our financial results over the long term. For example, in February 2022, we committed to a restructuring plan, which has resulted in charges and which we anticipate will require additional charges in the future. See “Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Fourth Quarter Fiscal 2022 Update and Recent Developments—Restructuring Plan.” These decisions may not be consistent with the expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our membership growth and Member engagement, and our business, financial condition, and operating results could be harmed.

We rely on access to our production studios and the creativity of our fitness instructors to generate our class content. If we are unable to access or use our studios or if we are unable to attract and retain high-quality fitness instructors, we may not be able to generate interesting and attractive content for our classes.

Most of the fitness and wellness content offered on our platform is produced in one of our production studios located in New York City or London, with some content (including audio-only content) recorded out of studio or in non-Peloton studios. Due to our reliance on a limited number of studios in a concentrated location, any incident involving our studios, or affecting New York City or London at-large, including COVID-19 related public health and safety measures or other restrictions, could render our studios inaccessible or unusable and could inhibit our ability to produce and deliver new fitness and wellness content for our Members. For example, in April 2020, we decided to temporarily pause live production at both our New York and London studios to reduce the risk of exposure to our employees and their families to COVID-19. While we have since reopened our studios for live production, and taken a number of health and safety precautions in doing so, there is no guarantee that the COVID-19 pandemic or other incidents beyond our control will not result in future pauses to live production from our studios or other locations. Production of the fitness and wellness content on our platform is further reliant on the creativity of our fitness instructors who, with the support of our production team, plan and lead our classes. Our standard employment contract with our U.S.-based fitness instructors has a fixed, multi-year term, however, any of our instructors may leave Peloton prior to the end of their contracts. If we are unable to attract or retain creative and experienced instructors, we may not be able to generate content on a scale or of a quality sufficient to grow our business. If we fail to produce and provide our Members with interesting and attractive content led by instructors who engage them and who they can relate to, then our business, financial condition, and operating results may be adversely affected.

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
•The acquisition may not further our business strategy as we expected, we may not successfully integrate Precor as planned, there could be unanticipated adverse impacts on Precor’s business, or we may otherwise not realize the expected return on our investments, which could adversely affect our business or operating results;
•The acquisition may cause, and additional factors relating to the shift in our strategic focus and to our restructuring initiatives have caused and may continue to cause, impairments to assets that we record as a part of an acquisition including intangible assets and goodwill;
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
•Precor serves customers in more than 100 countries worldwide, and as a result of the acquisition our operations have expanded into new jurisdictions, which could present significant integration challenges and result in significant increased risks and costs inherent in doing business in international markets (see “— Expansion into international markets will expose us to significant risks”);
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

The occurrence of any of these risks could have a material adverse effect on our business, financial condition, and operating results. See “— We have engaged and in the future may engage in acquisition and disposition activities, which could require significant management attention, disrupt our business, fail to achieve the intended benefit, dilute stockholder value, and adversely affect our operating results.”

We may experience delays in the sale of the Ohio industrial facility that was intended to be Peloton Output Park, which could adversely impact our business and financial condition.

In May 2021, we announced our plans to build a U.S.-based manufacturing facility in Troy Township, Ohio, which we called “Peloton Output Park.” While we previously intended to use Peloton Output Park to manufacture some of our Connected Fitness Products, we currently are marketing and intend to sell the Ohio facility. As of June 30, 2022, we had invested approximately $86.6 million to build an industrial building for sale. The process of re-developing, constructing, and marketing for sale the Ohio facility has been inherently complex and has required significant capital expenditure, and its sale may cause significant disruption to our operations and divert management’s attention and resources, all of which could have a material adverse effect on our business, financial condition and operating results. We can give no assurance that we will recoup any of our investment in the development of the Ohio facility or realize the expected benefits of its sale, if any.

Expansion into international markets will expose us to significant risks.

We intend to expand our operations to other countries, which requires significant resources and management attention and subjects us to regulatory, economic, and political risks in addition to those we already face in the United States. There are significant risks and costs inherent in doing business in international markets, including:

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
•complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to consumer protection, consumer product safety, and data privacy frameworks, such as the General Data Protection Regulation 2016/679;

•varying levels of internet technology adoption and infrastructure, and increased or varying network and hosting service provider costs;
•tariffs and other non-tariff barriers, such as quotas and local content rules, as well as tax consequences;
•fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars; and
•political or social unrest or economic instability in a specific country or region in which we operate, including, for example, escalating tensions, hostilities, or trade disputes between China and Taiwan or the effects of “Brexit,” each of which could have an adverse impact on our operations in such locations.

In addition to expanding our operations into international markets through the sale of our Connected Fitness Products and the production of our platform content, we have expanded, and may in the future, expand our international operations through acquisitions of, or investments in, foreign entities, which may result in additional operational costs and risks. For example, as a result of our October 2019 acquisition of Tonic, we acquired manufacturing plants in Taiwan. This acquisition required us to, among other things, fulfill Tonic’s obligations under existing service contracts that are unrelated to our current business, address the difficulties of managing a workforce in a foreign country with different labor laws, customs, and language barriers, and successfully maintain relationships with Tonic’s suppliers and contract partners. In July 2022, we announced our plans to exit all owned manufacturing, which may result in additional operational costs and risks. See “— We have engaged and in the future may engage in acquisition and disposition activities, which could require significant management attention, disrupt our business, fail to achieve the intended benefit, dilute stockholder value, and adversely affect our operating results.” In April 2021, we completed our acquisition of Precor which serves customers in more than 100 countries worldwide. As a result, we began to increase our operations and efforts abroad, which can also result in various integration challenges and amplify the various risks and costs of doing business in international markets described above.

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

As part of our business strategy, we have made and, in the future, may make investments in other companies, products, or technologies, including acquisitions that may result in our entering markets or lines of business in which we do not currently have expertise. For example, in April 2021, we acquired Precor in order to establish U.S. manufacturing capacity, boost research and development capabilities, and accelerate our penetration of the commercial market.

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

Further, in connection with our restructuring initiatives we intend to divest some of our assets, including through site closures and the sale of Peloton Output Park. We may in the future decide to divest other assets or a business. For example, in July 2022 we announced our plans to exit owned manufacturing operations, including Tonic. In connection with these activities, it may be difficult to find or complete divestiture opportunities or alternative exit strategies under the desired timeline and on acceptable terms, if at all. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expenses with respect to the desired divestiture, or the price or terms of the divestiture may be less favorable than we had anticipated. Even following a divestiture or other exit strategy, we may have certain continuing obligations to former employees, customers, vendors, landlords or other third parties. We may also have continuing liabilities related to former employees, assets or businesses. Such obligations may have a material adverse impact on our results of operations and financial condition.

Any major disruption or failure of our information technology systems or websites, or our failure to successfully implement upgrades and new technology effectively, could adversely affect our business and operations.

Certain of our information technology systems are designed and maintained by us and are critical for the efficient functioning of our business, including the manufacture and distribution of our Connected Fitness Products, online sales of our Connected Fitness Products, and the ability of our Members to access content on our platform. Our growth over the past several years has, in certain instances, strained these systems. As we grow, we continue to implement modifications and upgrades to our systems, and these activities subject us to inherent costs and risks associated with replacing and upgrading these systems, including, but not limited to, impairment of our ability to fulfill customer orders and other disruptions in our business operations. Further, our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. If we fail to successfully implement modifications and upgrades or expand the functionality of our information technology systems, we could experience increased costs associated with diminished productivity and operating inefficiencies related to the flow of goods through our supply chain.

In addition, any unexpected technological interruptions to our systems or websites would disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, sell our Connected Fitness Products online, provide services to our Members, and otherwise adequately serve our Members.

Online sales of our Connected Fitness Products through www.onepeloton.com represented a majority of our units sold in the United States for fiscal 2022. The operation of our direct to consumer e-commerce business through our website depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Any system interruptions or delays could prevent potential customers from purchasing our Connected Fitness Products.

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

Threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our products and services, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, ransomware or other extortion-based attacks, denial-of-service attacks, physical or electronic break-ins, third-party or employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to Member data, a negative impact on our Members’ experience, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire personal data or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Any cyber-attack that attempts to obtain our or our Members’ data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, and financial condition and operating results, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, and adversely affect our brand, impacting demand for our products and services, and could have an adverse effect on our business, financial condition, and operating results.

While we maintain cyber insurance that may help provide coverage for security breaches or other incidents, such insurance may not be adequate to cover the costs and liabilities related to them. Our costs associated with such breaches and incidents, including, for example, those stemming from one or more large claims against us that exceed our available insurance coverage, or that results in changes to our insurance policies, could impact our operating results and/or financial condition. In addition, our insurance policy may change as a result of such incidents or for other reasons, including overall insurance market conditions, premium increases, or the imposition of large deductible or co-insurance requirements.

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

If we are unable to anticipate appropriate pricing levels for our portfolio of Connected Fitness Products and subscription services, whether due to consumer sentiment and spending power, availability and terms of consumer financing, brand perception, competitive pressure, or otherwise, our revenues and/or gross margins could be significantly reduced. Our decisions around the development of new products and services are in part based upon assumptions around pricing levels. If there are price fluctuations in the market after these decisions are made, it could have a negative effect on our business.

Further, in March 2022 we began testing a new pricing model in select markets, where Subscribers pay a single monthly fee for the combined use of their Connected Fitness Product and their Connected Fitness Subscription, rather than paying an initial upfront purchase price for their Connected Fitness Product. No assurance can be given that this or any other new offerings will be successful and will not adversely affect our reputation, operating results, and financial condition. Additionally, our focus on long-term Member engagement over short-term financial condition or results of operations can result in us making decisions that may reduce our short-term revenue or profitability if we believe that such decisions benefit the aggregate Member experience and will thereby improve our financial performance over the long term. These decisions may not produce the long-term benefits that we expect, in which case our Member growth and engagement as well as our business, operating results, and financial condition could be negatively impacted.

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

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, including inflation, and other factors such as consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit and spending power, levels of unemployment, and tax rates. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, including due to the COVID-19 pandemic, trends in consumer discretionary spending also remain unpredictable and subject to reductions and fluctuations. To date, our business has mostly operated in a relatively strong economic environment and, therefore, we cannot be sure the extent to which we may be affected by actual or fears of recessionary conditions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. For example, in more recent quarters, we have experienced reduced consumer demand, partially contributing to a decrease in Connected Fitness Products revenue relative to prior year periods. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services could have an adverse effect on our business, financial condition, and operating results.

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

The majority of our Subscribers are on month-to-month subscription terms and may cancel their subscriptions at any time. In addition, subscription renewals can fluctuate based on a variety of factors such as consumer preferences, competitive products and services and macroeconomic conditions. We have limited historical data with respect to subscription renewals, so we may be unable to accurately predict customer renewal rates. Additionally, prior renewal rates may not accurately predict future Subscriber renewal rates for a variety of reasons, such as Subscribers’ dissatisfaction with our offerings and the cost of our subscriptions, macroeconomic conditions, or new offering introductions by us or our competitors. If our Subscribers do not renew their subscriptions, our revenue may decline and our business will suffer. Moreover, while we experienced a significant increase in our Subscriber base upon the outbreak of COVID-19, it remains uncertain how the COVID-19 pandemic will ultimately impact Subscriber renewal rates in the long-term.

Furthermore, in the future, we may offer new subscription products, implement promotions, or replace or modify current subscription models and pricing, any of which could result in additional costs or could adversely impact Subscriber retention. For example, we began experimenting with a rental program in select markets, where Subscribers pay a single monthly fee for both the combined use of their Connected Fitness Product and their Connected Fitness Subscription, rather than paying an initial upfront purchase price for their Connected Fitness Product. It is unknown how our Subscribers will react to new models and whether the costs or logistics of implementing these models will adversely impact our business. If the adoption of new revenue models adversely impacts our Subscriber relationships, then Subscriber growth, Subscriber engagement, and our business, financial condition, and operating results could be harmed.

We track certain operational and business metrics with internal methods that are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We track certain operational and business metrics, including Total Workouts and Average Monthly Workouts per Connected Fitness Subscription, with internal methods, which are not independently verified by any third party and, in particular for the Peloton App, are often reliant upon an interface with mobile operating systems, networks and standards that we do not control. Our internal methods have limitations and our process for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal methods we use under-count or over-count metrics that are important to our business, for example, as a result of algorithmic or other technical errors, the operational and business metrics that we report publicly, or those that we report to regulatory bodies or otherwise use to manage our business, may not be accurate. In addition, limitations or errors with respect to how we measure certain operational and business metrics may affect our understanding of certain details of our business, which could affect our longer-term strategies, and jeopardize our credibility with Members, partners and regulators. If our operational and business metrics are not accurate representations of our business, market penetration, retention or engagement; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, or if investors, analysts, or customers do not believe that they do, our reputation may be harmed, and our operating and financial results could be adversely affected.

The forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, we cannot assure you that our business will grow at a similar rate, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts relating to the expected growth in the connected fitness and wellness market, including estimates based on our own internal survey data, may prove to be inaccurate. Even if the market experiences the growth we forecast, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including consumer demand and our success in implementing our business strategy, which are subject to many risks and uncertainties. See “— Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.”

We or our Subscribers may be subject to sales and other taxes, and we may be subject to liabilities on past sales for taxes, surcharges, and fees.

The application of indirect taxes, such as sales and use tax, subscription sales tax, value-added tax, provincial taxes, goods and services tax, business tax, and gross receipt tax, to businesses like ours and to our Subscribers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business. One or more states, the federal government, or other countries may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours that offer subscription services and other fitness offerings, and consumers have, and may in the future, contest the appropriateness of our tax collection practices through litigation or other means. New taxes could also require us to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance, and audit requirements could have an adverse effect on our business, financial condition, and operating results.

Covenants in the credit agreement and the security agreement governing our term loan and revolving credit facility may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely impacted.

Our term loan and revolving credit facility contain various restrictive covenants, including, among other things, minimum liquidity and revenue requirements applicable solely to the revolving credit facility, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related party transactions. In particular, in addition to customary affirmative covenants, as well as customary covenants that restrict our ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions, our revolving credit facility, as recently amended, requires us to maintain a total level of liquidity of not less than $250.0 million and maintain a minimum total four-quarter revenue level of $3.0 billion (which are replaced with a covenant to maintain a minimum debt to adjusted EBITDA ratio upon our meeting a specified adjusted EBITDA threshold). These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Pursuant to the security agreement, we granted the parties thereto a security interest in substantially all of our assets. See Note 12 - Debt in the Notes to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Second Amended and Restated Credit Agreement” in Part II, Item 7 of this Annual Report on Form 10-K.

Our ability to meet these restrictive covenants can be impacted by events beyond our control and we may be unable to do so. Our credit agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under its debt agreements to be immediately due and payable. In addition, our lenders would have the right to proceed against the assets we provided as collateral pursuant to the credit agreement and the security agreement. If the debt under our credit agreement was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our Class A common stock.

We have identified material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

In the course of preparing our financial statements for fiscal 2021 and fiscal 2022, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified related to reporting involving inventory and the controls that validate the inputs and assumptions used in our impairment testing. We have concluded that these material weaknesses arose because our controls were not effectively designed, documented and maintained to (i) verify that our physical inventory counts were correctly counted and communicated; and (ii) apply fair value measurements and validate the inputs and assumptions used in our impairment testing for reporting in our financial statements.

To address our material weaknesses, we have made changes to our program and controls as set forth in See Part II, Item 9A “Controls and Procedures.” We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

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

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. For example, as we exit our last mile warehouses and further expand our reliance on last mile partners, we may face additional challenges in accurately verifying physical inventory counts. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

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

Failure to maintain effective internal control over our financial and management systems may strain our resources, divert management’s attention, and impact our ability to attract and retain executive management and qualified board members.

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

The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. In order to maintain and, if required in the future, improve our disclosure controls and procedures, and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. In the course of preparing our financial statements for fiscal 2021 and fiscal 2022, we identified a material weakness in our internal control over financial reporting. If, in the future, we have a material weakness or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud. See “— We have identified material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.”

Pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm has provided an attestation report regarding our internal control over financial reporting. We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in Part II, Item 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and stockholders’ equity/deficit, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue related reserves, the realizability of inventory, content costs for past use reserve, fair value measurements including common stock valuations, the incremental borrowing rate associated with lease liabilities, useful lives of property and equipment, product warranty, goodwill and finite-lived intangible assets, accounting for income taxes, stock-based compensation expense and commitments and contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.

We are exposed to changes to the global macroeconomic environment beyond our control, including inflation fluctuations and foreign currency exchange rate fluctuations.

We are exposed to fluctuations in inflation, which could negatively affect our business, financial condition and results of operation. The United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, employee compensation expenses and increased costs for supplies. Any attempts to offset cost increases with price increases may result in reduced sales, increased customer dissatisfaction or otherwise harm our reputation. Moreover, to the extent inflation results in rising interest rates, reduces discretionary spending, and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.

In addition, while we have historically transacted in U.S. dollars with the majority of our Subscribers and suppliers, we have transacted in some foreign currencies, such as the Euro, Canadian Dollar and U.K. Pound Sterling, and may transact in more foreign currencies in the future. Further, certain of our manufacturing agreements provide for fixed costs of our Connected Fitness Products and hardware in Taiwanese dollars but provide for payment in U.S. dollars based on the then-current Taiwanese dollar to U.S. dollar spot rate. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. We use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments.

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

Increased scrutiny and changing expectations from investors, consumers, employees, regulators, and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer attraction and retention, access to capital and employee recruitment and retention.

Companies across all industries are facing increasing scrutiny related to their environmental, social and governance (“ESG”) practices and reporting. Investors, consumers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting do not meet investor, consumer or employee expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted.

Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:

● the availability and cost of low- or non-carbon-based energy sources;
● the evolving regulatory requirements affecting ESG standards or disclosures;
● the availability of suppliers that can meet sustainability, diversity and other ESG standards that we may set;
● our ability to recruit, develop and retain diverse talent in our labor markets; and
● the success of our organic growth and acquisitions or dispositions of businesses or operations.

If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer attraction and retention, access to capital and employee retention. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention.

Our business is subject to the risk of earthquakes, fire, power outages, floods, public health crises, ransomware and other cybersecurity attacks, labor disputes, and other catastrophic events, and to interruption by man-made problems such as terrorism and international geopolitical conflicts.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, ransomware and other cybersecurity attacks, labor disputes, terrorist attacks, acts of war and international geopolitical conflicts, human errors, break-ins, industrial accidents, public health crises, including the COVID-19 pandemic, and other unforeseen events or events that we cannot control. The third-party providers, systems and operations and contract manufacturers we rely on are subject to similar risks. Our insurance policies may not cover losses from these events or may provide insufficient compensation that does not cover our total losses. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions to our or our suppliers’ and contract manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, that house our servers, or from which we generate content. As we rely heavily on our computer and communications systems, and the internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and our contract manufacturers’ businesses, which could have an adverse effect on our business, financial condition, and operating results.

Risks Related to Our Connected Fitness Products and Members

Our products and services may be affected from time to time by design and manufacturing defects, real or perceived, that could adversely affect our business and result in harm to our reputation.

We offer complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by us, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties, or may arise from upgrades or changes to hardware that we or our third-party manufacturing partners may make in the ordinary course of a product’s lifecycle. Actual or perceived defects may not be identified until after a product is in market. Any defects could impact our customer experience, tarnish our brand reputation or make our products and services unsafe and create a risk of environmental or property damage and/or personal injury. We may also become subject to the hazards and uncertainties of product liability claims and related litigation. For example, we have received reports of injuries associated with our Tread+ product, one of which led to the death of a child. As a result of the aforementioned injuries associated with these reported Tread+ incidents, in April 2021, the CPSC unilaterally issued a warning to consumers about the safety hazards associated with the Tread+. While we do not agree with all of the assertions in the CPSC’s warning, in May 2021 we initiated a voluntary recall of our Tread+ product in collaboration with the CPSC. The CPSC is currently investigating the matter and in August 2022 we were notified by the CPSC that the agency staff believes we failed to meet our statutory obligations under the Consumer Product Safety Act and intends to recommend that the CPSC impose civil monetary penalties. The recall, the possibility that the CPSC or other regulators could assess penalties or fines against us, and the risk that the CPSC or we could determine to recall any other product now or in the future, may adversely impact our operating results, brand reputation, and business. In connection with the voluntary recall of the Tread+, we developed and released additional safety features, such as a passcode to protect against unauthorized use, and we are working to develop additional physical hardware to further enhance the safety of the product. If we are unable to develop a product solution to further enhance the safety of our Tread+ product, we may not be able to sell that product for a significant period of time, if ever, and may face substantial costs associated with the development of such features and implementation of the recall. In addition to the CPSC investigation, we are presently subject to class action litigation, private personal injury claims and other regulatory proceedings related to the Tread+ recall and other matters that, regardless of their merits, could harm our reputation, divert management’s attention from our operations, and result in substantial legal fees, judgments, fines, penalties, and other costs. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal and regulatory proceedings, either individually or in the aggregate, will not have a material adverse effect on our stock price, business, results of operations, financial condition or cash flows. Furthermore, the occurrence of real or perceived defects in any of our products, now or in the future, could result in additional negative publicity, regulatory investigations, recalls, or lawsuits filed against us, particularly if Members or others who use or purchase our Connected Fitness Products are injured. Even if injuries are not the result of any defects, if they are perceived to be, we may incur expenses to defend or settle any claims or government inquiries and our brand and reputation may be harmed. See Note 13 - Commitments and Contingencies in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

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

Our Members use their Connected Fitness Products, subscriptions, and fitness accessories, such as our heart rate monitor, to track and record certain metrics and data related to their workouts. Examples of data tracked on our platform include heart rate, calories burned, distance traveled and Strive Score as well as cadence, resistance, and output in the case of Bike; pace, speed, and elevation in the case of Tread; and Movement Tracker in the case of Guide. Taken together, these metrics assist our Members in tracking their fitness journey and understanding the effectiveness of their Peloton workouts, both during and after a workout. We anticipate introducing new metrics and features in the future. If the software used in our Connected Fitness Products or on our platform malfunctions and fails to accurately track, display, or record Member workouts and metrics, it could negatively impact our Members’ experience, and we could face claims alleging that our products and services do not operate as advertised. Such reports and claims could result in negative publicity, product liability and/or product safety claims, and, in some cases, may require us to expend time and resources to refute such claims and defend against potential litigation. If our products and services fail to provide accurate metrics and data to our Members, or if there are reports or claims of inaccurate metrics and data or claims of inaccuracy regarding the overall health benefits of our products and services in the future, our Members’ experience may be negatively impacted, we may become the subject of negative publicity, litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.

If we fail to offer high-quality Member support, our business and reputation will suffer.

Providing a high-quality Member experience is vital to our success in generating word-of-mouth referrals to drive sales and for retaining existing Members. Due to the COVID-19 pandemic, our ability to provide high-quality Member support has been significantly impacted. For example, due to COVID-19, we have at times been unable to provide in-home servicing of our Connected Fitness Products, we have at times had to pause and temporarily suspend the sale, delivery, and installation of the Tread, and delivery procedures for the Bike have been limited in some locations where we are unable to provide in-home delivery and set up services. Additionally, our use of, and expansion of, other distribution channels and our increasing reliance on third-party Member support and third-party last mile partners for in-home delivery and set up services may challenge our ability to control Members’ experience of such services. In addition, the closure of our offices, either due to COVID-19 or due to our restructuring initiatives, has forced our Member support staff to work from home, which may result in work-productivity issues or a decrease in efficiencies, particularly during times of high call volume as we have seen when delivery lead times get longer. If we do not help our Members quickly resolve issues and provide effective ongoing support, our reputation may suffer and our ability to retain and attract Members, or to sell additional products and services to existing Members, could be harmed.

We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater product returns than expected, either of which could have an adverse effect on our business, financial condition, and operating results.

We generally provide a minimum 12-month limited warranty on all of our Connected Fitness Products. In addition, we permit returns of our Bikes or Treads by first-time purchasers for a full refund within 30 days of delivery. The occurrence of any defects, real or perceived, in our Connected Fitness Products could result in an increase in returns or make us liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if returns or warranty claims were to materially exceed anticipated levels. We have experienced and may in the future experience higher product returns during periods where there are actual or perceived defects in our products or services or if there are changes in home fitness demand as consumers go back to their pre-COVID routines.

In addition, we have been, and in the future could be, subject to costs related to product recalls, and we could incur significant costs to correct any defects, warranty claims, or other problems. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease consumer and Member confidence and demand, and adversely affect our financial condition and operating results. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and operating results. For example, in connection with our May 2021 Tread+ recall, we are presently, and may in the future be, subject to warranty claims and lawsuits related to injuries sustained by Members or their friends and family members, or others who use or purchase the Tread+ and other Connected Fitness Products that, regardless of their merits, could harm our reputation, divert management’s attention from our operations and result in substantial legal fees and other costs. See “ — Our products and services may be affected from time to time by design and manufacturing defects, real or perceived, that could adversely affect our business and result in harm to our reputation.”

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

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, requiring us to conduct due diligence on and disclose whether or not certain conflict minerals originating from certain geographic regions are necessary for the manufacture or functionality of our products. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we incur additional costs to comply with the potential disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that any of our products contain minerals not determined to be free of conflict minerals or if we are unable to alter our products, processes, or sources of supply to avoid such materials.

Risks Related to Laws, Regulation, and Legal Proceedings

From time to time, we may be subject to legal proceedings, regulatory investigations or disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. Injuries sustained by Members or their friends and family members, or others who use or purchase our Connected Fitness Products, have, and could in the future, subject us to regulatory proceedings and litigation by governance agencies and private litigants brought against us, that regardless of their merits, could harm our reputation, divert management’s attention from our operations and result in substantial legal fees and other costs. Additionally, we have in the past been subject to intense media scrutiny, which exposes us to increasing regulation, government investigations, legal actions and penalties. For example, we are presently subject to a CPSC investigation and other litigation related to injuries sustained by Members and others who use or purchased the Tread+, and we have reporting obligations to safety regulators in all jurisdictions where we sell Connected Fitness Products, where reporting may trigger further regulatory investigations. In August 2022, we received notice from the CPSC that the agency staff believes we failed to meet our statutory obligations under the Consumer Product Safety Act and intends to recommend that the CPSC impose civil monetary penalties. See “— Risks Related to Our Connected Fitness Products and Members-Our products and services may be affected from time to time by design and manufacturing defects, real or perceived, that could adversely affect our business and result in harm to our reputation.” In addition, the DOJ and the U.S. Department of Homeland Security (“DHS”) have subpoenaed us for documents and other information related to our reporting of the injuries associated with our products and the SEC is also investigating our public disclosures concerning the recall, as well as other matters.

We have also been named in several lawsuits related to these recalls. For example, the Company and certain of its officers have been named in a consolidated securities class action on behalf of a class consisting of individuals who purchased or otherwise acquired our Class A common stock between September 11, 2020 and May 5, 2021, alleging that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to the Tread+ recall. In addition, between May and November 2021, four shareholders filed verified shareholder derivative action lawsuits purportedly on behalf of the Company against certain of our executive officers and the members of our Board of Directors alleging breaches of fiduciary duties and violations of Section 14(a) of the Securities Exchange Act, and, for certain of the lawsuits, unjust enrichment, abuse of control, gross mismanagement, waste, and a claim for contribution under Sections 10(b) and 21D of the Exchange Act against certain of our executive officers. See “— Risks Related to the Ownership of Our Class A Common Stock-The stock price of our Class A common stock has been, and will likely continue to be, volatile and you could lose all or part of your investment.” Separately, we have been named in putative securities class actions related to demand for our Connected Fitness Products. In particular, plaintiffs filed putative securities class action lawsuits purportedly on behalf of a class consisting of individuals who purchased or otherwise acquired our common stock between February 5, 2021 and November 4, 2021, alleging that the Company and certain of its officers made false and/or misleading statements about demand for the Company’s products and engaged in improper trading in violation of Sections 10(b), 20(a), and 20A of the Exchange Act and Rule 10b-5 promulgated thereunder. Additionally, from time to time, we may be, and currently are, subject to inquiries from regulators in which they seek information about us or our practices. Such further inquiries could result in more formal investigations or allegations, which could adversely impact our business, financial condition, and operating results.

Litigation, regulatory proceedings, such as the investigations described above, as well as related personal injury or class action claims and lawsuits, and securities and intellectual property infringement matters that we are currently facing or could face, can be protracted and expensive, and have results that are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our legal costs for any of these matters, either alone or in the aggregate could be significant. Adverse outcomes with respect to any of these legal or regulatory proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable, or require us to stop offering certain products, components, or features, all of which could negatively affect our membership and revenue growth. Even if these proceedings are resolved in our favor, the time and resources necessary to resolve them could divert the resources of our management and require significant expenditures. See Note 13 - Commitments and Contingencies in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

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

We collect, process, store, and use a wide variety of data from current and prospective Members, including personal data (some of which is considered sensitive data under applicable laws), such as home addresses, and geolocation data. U.S. federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions impose obligations on what we can do with our Members’ personal data. These obligations include heightened transparency about data collection, use and sharing practices, new data privacy rights, and rules in respect to cross-border data transfers, which carry significant enforcement penalties for non-compliance. These laws and regulations also require us to safeguard our Members’ personal data. Although we have established security measures, policies and procedures designed to protect Member information, our or our third-party service providers’ security and testing measures may not prevent security breaches. Further, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security, or other developments may result in a compromise or breach of the technology we use to protect Member data. Any compromise of our security or breach of our Members’ privacy could harm our reputation or financial condition and, therefore, our business.

In addition, a party who circumvents our security measures or exploits inadequacies in our security measures, could, among other effects, misappropriate Member data or other proprietary information, cause interruptions in our operations, or expose Members to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. To the extent that the measures we or our third-party business partners have taken prove to be insufficient or inadequate, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, or damages and harm to our reputation. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our Member data, we may also have obligations to notify Members about the incident and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another, and there can be no assurances that we will be successful in our efforts to comply with these obligations. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises Member data.

Furthermore, we may legally be required to disclose personal data pursuant to demands from individuals, privacy advocates, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. This disclosure or refusal to disclose personal data may result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand, and inability to provide our products and services to consumers in certain jurisdictions. Additionally, new laws or regulations, or changes to or re-interpretations of the laws and regulations that govern our collection, use, and disclosure of Member data could impose additional requirements with respect to the retention and security of Member data, could limit our marketing activities, and have an adverse effect on our business, financial condition, and operating results.

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

As of June 30, 2022, we had U.S. federal net operating loss carryforwards, or NOLs, and state NOLs of approximately $2,896.7 million and $2,130.00 million, respectively, due to prior period losses which if not utilized will begin to expire for federal and state tax purposes beginning in 2034 and 2022, respectively. Realization of these NOLs depends on future income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.

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

Our success depends in large part on our proprietary technology and our patents, trade secrets, trademarks, and other intellectual property rights. We rely on, and expect to continue to rely on, a combination of trademark, trade dress, domain name, copyright, trade secret and patent protection, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our technology, brand, and other intellectual property. However, our efforts to protect our intellectual property rights may not be sufficient or effective, especially as incidents of infringement on the Peloton brand increase, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that infringe on our rights or are substantially similar to ours and that compete with our business.

Effective protection of intellectual property, including but not limited to patents, trademarks, and domain names, is expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. As we have grown, we have sought to obtain and protect our intellectual property rights in an increasing number of countries, a process that can be expensive and may not always be successful. For example, the U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural requirements to complete the patent application process and to maintain issued patents, and noncompliance or non-payment could result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in a relevant jurisdiction. Further, intellectual property protection may not be available to us in every country in which our products and services are available. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.

In order to protect our brand and intellectual property rights, we spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights can be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be limited if we shift our strategy or we may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our inability to secure, protect, and enforce our intellectual property rights could seriously damage our brand and our business.

We have been, and in the future may be, sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our market, and litigation, based on allegations of infringement or other violations of intellectual property, is frequent in the fitness and technology industries. Furthermore, it is common for individuals and groups to purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Our use of third-party content, including music content, software, and other intellectual property rights may be subject to claims of infringement or misappropriation. We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. For additional information, see Note 13 - Commitments and Contingencies in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform or services or using certain technologies, force us to implement expensive work-arounds, or impose other unfavorable terms. We expect that the occurrence of infringement claims is likely to grow as the market for fitness products and services grows and as we introduce new and updated products and offerings. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. See “Risks Related to Laws, Regulation, and Legal Proceedings.” Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, financial condition, and operating results.

We cannot compel music rights holders to license their rights to us, and our business may be adversely affected if our access to music is limited. The concentration of control of content by major music licensors means that the actions of one or a few licensors may adversely affect our ability to provide our service.

We enter into license agreements to obtain rights to use music in our service, including with major record companies (Sony Music Entertainment, Universal Music Group, and Warner Music Group), independent record labels, major music publishers (Sony Music Publishing, Universal Music Publishing Group, and Warner Chappell Music Publishing), and independent music publishers and administrators who collectively hold the rights to a significant number of sound recordings and musical compositions.

Comprehensive and accurate ownership information for the musical compositions embodied in sound recordings is sometimes unavailable because songwriters' catalogs are frequently bought and sold between rights holders, meaning ownership and share information can change at any time without notification and it may take a while for the appropriate parties to be notified. In some cases, we obtain ownership information directly from music publishers, PROs, collecting societies, or record labels and in other cases we rely on the assistance of third parties to determine ownership information.

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

Given the high level of content concentration in the music industry, the market power of a few licensors, and the lack of transparent ownership information for musical compositions, including on a worldwide basis, we may be unable to license a large amount of music or the music of certain popular artists, and our business, financial condition, and operating results could be materially harmed.

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

Certain of our license agreements also contain minimum guarantees and/or advance payments, which are not always tied to our number of Subscribers or stream counts for music used in our service. Accordingly, our ability to achieve and sustain profitability and operating leverage in part depends on our ability to increase our revenue through increased sales of subscriptions on terms that maintain an adequate gross margin. Our license agreements that contain minimum guarantees typically have terms of between one and three years, but our Subscribers may cancel their subscriptions at any time. We rely on estimates to forecast whether such minimum guarantees and/or advances against royalties could be recouped against our actual content costs incurred over the term of the license agreement. To the extent that our estimates underperform relative to our expectations, and our content costs do not exceed such minimum guarantees and/or advance payments, our margins may be adversely affected.

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

To the extent we do not accurately anticipate costs or mitigate risks, including for content that we obtain but ultimately does not appear on or is removed from our service, or if we become liable for content we produce, license or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our business. We may not be indemnified against claims or costs of these types and we may not have insurance coverage for these types of claims.

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

Risks Related to Service Providers and Our Employees

We rely heavily on third parties for most of our computing, storage, processing, and similar services, and intend to increase our reliance on certain third parties, such as last mile and Member support partners. Any disruption of or interference with our use of these third-party services could have an adverse effect on our business, financial condition, and operating results.

We have outsourced our cloud infrastructure to third-party providers, and we currently use these providers to host and stream our services and content. We are therefore vulnerable to service interruptions experienced by these providers and we expect to experience interruptions, delays, or outages in service availability in the future due to a variety of factors, including infrastructure changes, human, hardware or software errors, hosting disruptions, and capacity constraints. Outages and capacity constraints could arise from a number of causes such as technical failures, natural disasters and global pandemics, fraud, or security attacks. Additionally, we rely on last mile partners for the delivery and installation of our products, and intend to increase our reliance on third-party Member support partners. The level or quality of service provided by these providers and partners, or regular or prolonged delays or interruptions in that service, could also affect the use of, and our Members’ satisfaction with, our products and services and could harm our business and reputation. In addition, hosting costs will increase as membership engagement grows, which could harm our business if we are unable to grow our revenue faster than the cost of using these services or the services of similar providers.

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

Our future success depends, in part, on our ability to continue to identify, attract, develop, integrate, and retain qualified and highly skilled personnel, including senior management, engineers, producers, designers, product managers, logistics and supply chain personnel, retail managers, and fitness instructors. In particular, we are highly dependent on the services of our leadership team to the development of our business, future vision, and strategic direction. Among other recent changes in our senior management team, we have transitioned those serving as our Chief Executive Officer and President and our Chief Financial Officer, as well as other members of management. Our future performance will depend, in part, on the successful integration of these new senior level executives into their roles, and the continuity of leadership among the larger workforce. If we do not successfully manage these transitions, it could be viewed negatively by our customers, employees, investors, suppliers and other third-party partners, and could have an adverse impact on our business and results of operations. We also heavily rely on the continued service and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business, including with respect to strategic initiatives such as our restructuring plan. If members of our senior management team, including our executive leadership, become ill, or if we are otherwise unable to retain them, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed. If the senior management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis then our business and future growth prospects could be harmed.

Also imperative to our success are our fitness instructors, who we rely on to bring new, exciting, and innovative fitness and wellness content to our platform, and who act as brand ambassadors. The loss of any key personnel, including key instructors, could make it more difficult to manage our brand, operations and research and development activities, could reduce our employee retention and revenue, and impair our ability to compete. Although we have entered into employment agreements with our instructors, the U.S. agreements constitute at-will employment. We do not maintain key person life insurance policies on any of our employees.

Demand and competition for highly skilled personnel, including those with specific expertise, is often intense, especially in New York City, where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, we issue equity awards to certain of our employees as part of our hiring and retention efforts, and job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Our employees’ inability to sell their shares in the public market at times and/or at prices desired may lead to a larger than normal turnover rate. If the actual or perceived value of our Class A common stock declines, it may adversely affect our ability to hire or retain employees. In addition, we may periodically change our equity compensation practices, which may include reducing the number of employees eligible for equity awards or reducing the size of equity awards granted per employee or undertaking other efforts that may prove to be unsuccessful retention mechanisms. If we are unable to attract, integrate, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business and future growth prospects could be harmed.

If we cannot maintain our “One Peloton” culture, we could lose the innovation, teamwork, and passion that we believe contribute to our success and our business may be harmed.

We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our “One Peloton” culture, which is based on the idea that if we work together, we will be more efficient and perform better because of one another. As we continue to evolve, we will need to maintain our “One Peloton” culture among our employees dispersed across various geographic regions. Impacts resulting from the COVID-19 pandemic have also required us to make substantial changes to the way that our employee population does their work, and we have faced new and unforeseen challenges arising from the management of remote, geographically dispersed teams. Our response to the changing work environment has included a number of employee-focused benefits initiatives and office policies, which are aimed at increasing productivity and employee morale and which have increased our costs. As we continue to develop our infrastructure, and particularly in light of reductions in headcount, including as part of our restructuring initiatives, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract competent personnel who are willing to embrace our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

Risks Related to the Ownership of Our Class A Common Stock

The stock price of our Class A common stock has been, and will likely continue to be, volatile and you could lose all or part of your investment.

The market price of our Class A common stock has been, and will likely continue to be, volatile. In addition, the trading prices of securities of technology companies in general have been highly volatile. Moreover, while the trading price of our Class A common initially increased during the outbreak of the COVID-19 pandemic, it has fluctuated widely and has now decreased as the public returned to pre-pandemic routines and due to other factors beyond our control. There are no assurances that the trading price of our Class A common stock will increase, decrease, or will continue at this level for any period of time.
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
•past or future investments, acquisitions or dispositions;
•negative publicity related to problems with our suppliers or partners, or the real or perceived quality of our products, as well as the failure to timely launch new products or services that gain market acceptance;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of new products, pricing, services, features and content, significant technical innovations, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments;
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
•market reactions if there is a margin call or forced sale of any pledged shares;
•the expiration of contractual lock-up or market standoff agreements; and
•sales of shares of our Class A common stock by us or our stockholders.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. In April and May 2021, two shareholders filed putative class actions against the Company, our Chief Executive Officer, and our Chief Financial Officer, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our Class A common stock between September 11, 2020 and May 5, 2021, alleging that the defendants made false and/or misleading statements in violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. In addition, in May, August, and November 2021, four shareholders filed verified shareholder derivative action lawsuits purportedly on behalf of the Company against certain of our executive officers and the members of our Board of Directors alleging breaches of fiduciary duties and violations of Section 14(a) of the Securities Exchange Act, and, for three of the lawsuits, unjust enrichment, abuse of control, gross mismanagement, waste, and a claim for contribution under Sections 10(b) and 21D of the Exchange Act against certain of our executive officers. In addition, the Company, and certain of our officers, were named in a separate putative class action, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between February 5, 2021 and November 4, 2021, alleging that the defendants made false and/or misleading statements about demand for the Company’s products in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. These lawsuits and any other securities litigation actions could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business. See “Risks Related to Laws, Regulation, and Legal Proceedings.”

Sales of a substantial amount of our Class A common stock in the public markets, or the perception that such sales might occur, could cause the price of our Class A common stock to decline.

The market price of our Class A common stock could decline as a result of sales of a substantial number of shares of our Class A common stock in the public market in the near future, or the perception that these sales might occur. Many of our existing security holders have substantial unrecognized gains on the value of the equity they hold, and may take, or attempt to take, steps to sell, directly or indirectly, their shares or otherwise secure, or limit the risk to, the value of their unrecognized gains on those shares. Additionally, some members of our senior leadership team have pledged shares to secure personal indebtedness. If the price of our Class A common stock declines, the executive could be forced by one or more of the banking institutions to sell shares of our Class A common stock in order to remain within the margin limitations imposed under the terms of the loans. Any conversion of pledged Class B common shares into shares of Class A common stock in connection with such a sale would result in dilution of the Class A stockholders.

There were a total of 338,274,016 shares of our Class A common stock and Class B common stock outstanding as of June 30, 2022. All shares of our Class A common stock and Class B common stock are freely tradable, except for certain limitations, including with respect to holding periods, on any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

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

In addition, as of June 30, 2022, we had 8,977,705 shares of Class A common stock underlying restricted stock units that were awarded but not yet vested, and stock options outstanding that, if fully exercised, would result in the issuance of 33,067,483 shares of Class B common stock and 28,748,443 shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, and limitations applicable to shares held by our affiliates, the vested restricted stock and shares issued upon exercise of outstanding stock options will be available for immediate resale in the open market.

The dual class structure of our common stock has the effect of concentrating voting control with our directors, executive officers, and certain other holders of our Class B common stock; this will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. As of June 30, 2022, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the voting power of our capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) ten years from the closing of the IPO, and (iii) the date the shares of Class B common stock cease to represent at least 1% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Risks Related to Our Indebtedness

The Notes are effectively subordinated to our existing and future secured indebtedness and structurally subordinated to the liabilities of our subsidiaries.

Our 0% Convertible Senior Notes due 2026 (the “Notes”) are our senior, unsecured obligations and rank equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. In addition, because none of our subsidiaries guarantee the Notes, the Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. As of June 30, 2022, we had approximately $1.0 billion in total indebtedness and approximately $430.1 million of available borrowing capacity under our Second Amended and Restated Credit Agreement (after deducting $69.9 million of outstanding letters of credit secured by the Revolver). Our subsidiaries had no outstanding indebtedness as of June 30, 2022. The indenture governing the Notes does not prohibit us or our subsidiaries from incurring additional indebtedness, including senior or secured indebtedness, in the future.

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

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under applicable debt agreements.

As of June 30, 2022, we had $1.8 billion of indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the notes, and our cash needs may increase in the future. In addition, our existing credit facilities contain, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of June 30, 2022, our principal properties included our corporate headquarter offices, retail locations, production studio facilities, member support locations, and field operations, distribution and manufacturing facilities.

We are headquartered in New York City, where we occupy facilities totaling approximately 336,000 square feet under a lease that expires in 2035. We also lease our international corporate headquarters, which is located in London, United Kingdom. We primarily use these facilities for technology, product design, research and development, sales and marketing, supply chain and logistics, finance, legal, human resources, and information technology. We also have Member support and sales teams located in Plano, Texas; however, in August 2022, we announced our plans for a reduction in workforce including approximately 230 Member support positions in North America, and therefore will either sublease or terminate our office lease in Plano.

We lease retail properties in the United States, Canada, the United Kingdom, Germany, and Australia, which consist of showrooms, microstores, and concessions. This included 87 North America and 48 international retail locations as of June 30, 2022. In August 2022, we announced our intention to reduce our retail presence across North America.

Our retail locations and office space are used to support both of our reporting segments, and are suitable and adequate for the conduct of our business. Refer to Note 19 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for further details regarding our segments.

We lease our production studio facilities, which are located in New York City and London, and are used to support our Subscription segment. In addition, we lease and sublease field operations, distribution, and manufacturing facilities in North America, Europe, and Asia, which are used to support our Connected Fitness segment. In July 2022, we announced we are exiting all owned-manufacturing operations, which will include the sale of two owned manufacturing facilities in Taiwan. Additionally, in August 2022, we announced that we are eliminating our North American field operations warehouses, and therefore will either sublease or terminate our remaining leases.

In May 2021, we announced plans to build a U.S. manufacturing facility in Troy Township, Ohio, which we called "Peloton Output Park" and is where we had planned to manufacture Connected Fitness Products in addition to our existing manufacturing facilities. In February 2022, as part of the Restructuring Plan, we announced the closing of several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility of Peloton Output Park.

Item 3. Legal Proceedings
From time to time, we may be involved in claims and proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.

For a discussion of legal and other proceedings in which we are involved, see Note 13 - Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

In addition, as previously disclosed, we have received reports of a number of injuries associated with our Tread+ product, one of which led to the death of a child. In April 2021, the CPSC issued a warning to consumers about the safety hazards associated with the Tread+ and, following our voluntary recall of our Tread+ product in collaboration with the CPSC in May 2021, the CPSC has continued to investigate the matter. As noted, more recently, in August 2022, we were notified by the CPSC that the agency staff believes we failed to meet our statutory obligations under the Consumer Product Safety Act and intends to recommend that the CPSC impose civil monetary penalties. While we disagree with the agency staff, we are engaged in ongoing confidential discussions with the CPSC. We are also subject to investigations by the DOJ and DHS related to our statutory obligations under the Consumer Product Safety Act, and the SEC is investigating our public disclosures concerning the Tread+ recall as well as other matters. We are cooperating fully with each of these investigations, and at this time, we are unable to predict the eventual scope, duration or final outcome of the investigations. See also Part I, Item 1A. “Risk Factors — Risks Related to Laws, Regulation, and Legal Proceedings” of this Annual Report on Form 10-K for more information on these matters.

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

Holders of Record
As of July 29, 2022, there were 37 registered holders of our Class A common stock and 89 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion and analysis contains forward looking statements that involve risks, uncertainties, assumptions, and other important factors that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K.

A discussion of our results of operations for our fiscal year ended June 30, 2021 compared to the year ended June 30, 2020 is included our Annual
Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 27, 2021 (File No. 001-39058) under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview
Peloton is the largest interactive fitness platform in the world with a loyal community of 6.9 million Members as of June 30, 2022. We pioneered connected, technology-enabled fitness, and the streaming of immersive, instructor-led boutique classes to our Members anytime, anywhere. We make fitness entertaining, approachable, effective, and convenient, while fostering social connections that encourage our Members to be the best versions of themselves. We define a Member as any individual who has a Peloton account through a paid All-Access Membership, or a paid Peloton App subscription.

Our Connected Fitness Product portfolio includes the Peloton Bike, Bike+, Tread, Tread+, and our recently launched first connected strength product, Peloton Guide. Our revenue is generated primarily from the sale of our Connected Fitness Products and associated recurring Subscription revenue. We have historically experienced significant growth in sales of our Connected Fitness Products, which, when combined with our low Average Net Monthly Connected Fitness Churn has led to significant growth in Connected Fitness Subscriptions. From fiscal 2021 to fiscal 2022, Total revenue decreased 11%, and our Connected Fitness Subscription base grew 27%.

Our financial profile has been characterized by strong retention, recurring revenue, and efficient customer acquisition. Our low Average Net Monthly Connected Fitness Churn, together with our high Subscription Contribution Margin, yields an attractive LTV for our Connected Fitness Subscriptions well in excess of our CAC. Maintaining an attractive LTV/CAC ratio is a primary goal of our customer acquisition strategy.

Fourth Quarter Fiscal 2022 Update and Recent Developments
As we have previously disclosed, forecasting for our business during and following the COVID-19 pandemic, particularly in its more recent stages, has proven to be very challenging. While we have been able to grow more than we anticipated just two years ago, fluctuations in demand and supply that we have been navigating during this time period led us to grow our operations beyond what we believe is currently best suited to our business. Although our belief in the positive long-term outlook for Connected Fitness remains unchanged, the long-term cost demands of our business require us to recalibrate our near-term expectations. Additionally, while demand for our Connected Fitness Products has continued to strongly outpace pre-pandemic levels, we have had significant difficulty in forecasting near-term consumer demand and, as a result, our expected near-term operating performance. See “Risk Factors—Risks Related to Our Business—Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.”

Restructuring Plan
In February 2022, we announced and began implementing a restructuring plan to realign our operational focus to support our multi-year growth, scale the business, and improve costs (the “Restructuring Plan”). The Restructuring Plan includes: (i) reducing our headcount; (ii) closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for our previously planned Peloton Output Park; (iii) closing and consolidating several distribution facilities, and (iv) shifting to third-party logistics providers in certain locations. We expect the Restructuring Plan to be substantially implemented by the end of fiscal 2024.

Total charges related to the Restructuring Plan were $611.3 million for the fiscal year ended June 30, 2022, consisting of cash charges of $109.1 million for severance and other personnel and $15.4 million for professional fees and other related charges, and non-cash charges of $373.8 million related to non-inventory asset write-downs and write-offs, $56.5 million for stock-based compensation expense and $56.4 million for inventory markdowns.

In addition to the above charges, the Company has incurred approximately $86.6 million of capital expenditures related to Peloton Output Park since project inception.

On July 12, 2022, we announced we are exiting all owned-manufacturing operations and our expansion of our current relationship with Taiwanese manufacturer Rexon Industrial Corp. Additionally, on August 12, 2022, we announced our decision to perform the following additional restructuring activities: (i) eliminate our North American Field Ops warehouses, including the significant reduction of our delivery workforce teams; (ii) eliminate a significant number of roles on the North America Member Support team and exit our real-estate footprints in our Plano and Tempe locations; and (iii) reduce our North America retail showroom presence. In connection with the Restructuring Plan, we estimate that we will incur additional cash charges of approximately $95.0 million primarily composed of severance and other exit costs in fiscal year 2023 and beyond. Additionally, we expect to recognize approximately $75.0 million of asset impairment charges in fiscal year 2023 in connection with the Restructuring Plan.

We may not be able to fully realize the cost savings and benefits initially anticipated from the Restructuring Plan, and the expected costs may be greater than expected. See “Risk Factors—Risks Related to Our Business—We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.”

Product and Content Highlights
In April 2022, we soft-launched Peloton Guide, our first connected strength offering. Guide is an AI-enabled device that uses machine learning and innovative camera technology to create an evolving strength training experience. To date, engagement trends among Guide subscribers have been strong, driving higher than average activity levels for both Guide-only subscribers as well as existing Bike and Tread owners who added Guide to their Peloton fitness program. We continue to invest in our new Guide Product with many member-focused software improvements, including responding to top member requests by adding Apple Watch support and the ability to stack consecutive classes for customized strength workouts.

Delivering on our commitment to accessibility, in the fourth quarter of fiscal 2022, we welcomed our first adaptable athlete instructor, Logan Aldridge, and officially launched our Adaptive Training Content vertical. Off-air, Logan acts in a training specialist role working with all instructors in forwarding Peloton's commitment to content accessibility and inclusivity.

Responding to Member requests, we added a Spanish user interface to enable Spanish-speaking members to navigate more easily. We celebrated the upcoming opening of Peloton Studios New York and Peloton Studios London with an all-new in-studio Member software experience featuring easier login and the ability to race and high-five other Members both in and out of class. Finally, we made many improvements to the Peloton App, including allowing Members to track every outdoor running, walking, and cycling workout with Peloton with our GPS-enabled Just Work Out feature.

Product Recall Update
On May 5, 2021, we announced separate, voluntary recalls of each of our Tread+ and Tread products in collaboration with the CPSC and halted sales of these products to work on product enhancements. Members were notified that they could return their Tread or Tread+ for a full refund, or wait until a solution is available. Tread+ owners were also given the option to have Peloton move their Tread+ to a different location within their home. More recently, in August 2022, we were notified by the CPSC that the agency staff believes we failed to meet our statutory obligations under the Consumer Product Safety Act and intends to seek civil monetary penalties. While we disagree with the agency staff, we are engaged in ongoing confidential discussions with the CPSC. For the recall-to-date period, the Company recognized a reduction to Connected Fitness Products revenue for actual and estimated future returns of $139.9 million, and a return reserve of $39.9 million and $40.8 million is included within Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets related to the impacts of the recall as of June 30, 2022 and June 30, 2021, respectively. We may continue to incur additional costs which could include costs for which we have not accrued or established adequate reserves, including increases to the return reserves, inventory write-downs, logistics costs associated with Member requests to return or move their hardware, subscription waiver variable costs of service, anticipated recall-related hardware development and repair costs, and related legal and advisory fees. Recall charges are based upon estimates associated with our expected and historical consumer response rates. We announced a repair for the Tread in August 2021, shortly before resuming sales. We continue to work on potential hardware enhancements for Tread+, which remains recalled. Our plan for the Tread+ recall is still being finalized and actual costs related to this matter may vary from the estimate, and may result in further impacts to our future results of operations and business. See “Risk Factors—Risks Related to Our Connected Fitness Products and Members—We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater product returns than expected, either of which could have an adverse effect on our business, financial condition, and operating results.”

Key Operational and Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Fiscal Year Ended June 30,
	2022	2021	2020
Ending Connected Fitness Subscriptions	2,965,677	2,330,700	1,091,100
Average Net Monthly Connected Fitness Churn	0.96%	0.61%	0.62%
Total Workouts (in millions)	540.0	459.7	164.5
Average Monthly Workouts per Connected Fitness Subscription	16.4	22.0	17.9
Subscription Gross Profit (in millions)	$944.7	$541.7	$208.0
Subscription Contribution (in millions)(1)	$994.2	$586.5	$232.1
Subscription Gross Margin	67.7%	62.1%	57.2%
Subscription Contribution Margin(1)	71.3%	67.2%	63.8%
Net loss (in millions)	$(2,827.7)	$(189.0)	$(71.6)
Adjusted EBITDA (in millions)(2)	$(982.7)	$253.7	$117.7
Adjusted EBITDA Margin(2)	(27.4)%	6.3%	6.4%
Net Cash (Used in) Provided by Operating Activities (in millions)(3)	$(2,020.0)	$(239.7)	$376.4
Free Cash Flow (in millions)(3)	$(2,357.4)	$(491.9)	$220.0
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

As of June 30, 2022, 98% and 86% of our Connected Fitness Subscription and Peloton Digital subscription bases were paying month-to-month, respectively.

If a Connected Fitness Subscription owns a combination of a Bike, Tread or Guide product in the same household, the price of the Subscription remains $44.00 monthly (price increased from $39 to $44 USD effective as of June 1, 2022). As of June 30, 2022, approximately 6% of our Connected Fitness Subscriptions owned both a Bike and Tread product.

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

Additionally, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets. If the carrying amount of an asset group exceeds its estimated undiscounted net future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value.

Restructuring expense
Restructuring expense consists of severance and other personnel costs, including stock-based compensation expense, professional services, facility closures and other costs associated with exit and disposal activities.

Supplier settlements
Supplier settlements are payments made to third-party suppliers to terminate certain future inventory purchase commitments.

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

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$2,187.5	$3,149.6	$1,462.2
Subscription	1,394.7	872.2	363.7
Total revenue	3,582.1	4,021.8	1,825.9
Cost of revenue(1)(2)
Connected Fitness Products	2,433.8	2,236.9	832.5
Subscription	450.0	330.5	155.7
Total cost of revenue	2,883.8	2,567.4	988.2
Gross profit	698.4	1,454.4	837.7
Operating expenses
Sales and marketing(1)(2)	1,018.9	728.3	476.7
General and administrative(1)(2)	963.4	661.8	351.4
Research and development(1)(2)	359.5	247.6	89.1
Goodwill impairment	181.9	—	—
Impairment expense	390.5	4.5	1.2
Restructuring expense(1)	180.7	—	—
Supplier settlements	337.6	—	—
Total operating expenses	3,432.4	1,642.2	918.4
Loss from operations	(2,734.0)	(187.8)	(80.7)
Other (expense) income, net:
Interest expense	(43.0)	(14.8)	(2.0)
Interest income	2.3	7.9	18.2
Foreign exchange losses	(31.8)	(3.5)	(4.0)
Other (expense) income, net	(1.5)	0.1	0.1
Total other (expense) income, net	(74.1)	(10.4)	12.3
Loss before provision for income taxes	(2,808.1)	(198.2)	(68.4)
Income tax expense (benefit)	19.6	(9.2)	3.3
Net loss	$(2,827.7)	$(189.0)	$(71.6)

____________________

(1) Includes stock-based compensation expense as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in millions)
Cost of revenue
Connected Fitness Products	$20.2	$12.6	$3.2
Subscription	22.7	25.9	7.5
Total cost of revenue	42.9	38.5	10.7
Sales and marketing	30.5	26.2	15.3
General and administrative	152.4	102.1	52.4
Research and development	46.0	27.2	10.4
Restructuring	56.5	—	—
Total stock-based compensation expense	$328.4	$194.0	$88.8
____________________
(2) Includes depreciation and amortization expense as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in millions)
Cost of revenue
Connected Fitness Products	$20.0	$7.7	$3.2
Subscription	26.8	19.0	16.6
Total cost of revenue	46.8	26.7	19.9
Sales and marketing	29.6	14.3	9.3
General and administrative	45.7	13.0	10.6
Research and development	20.7	9.9	0.3
Total depreciation and amortization expense	$142.8	$63.8	$40.2
Comparison of the fiscal years ended June 30, 2022 and 2021
Revenue

	Fiscal Year Ended June 30,
	2022	2021	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$2,187.5	$3,149.6	(30.5)%
Subscription	1,394.7	872.2	59.9
Total revenue	$3,582.1	$4,021.8	(10.9)%
Percentage of revenue
Connected Fitness Products	61.1%	78.3%
Subscription	38.9	21.7
Total	100.0%	100.0%
Connected Fitness Products revenue decreased $962.2 million for the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021. This decrease was primarily attributable to fewer Bike and Tread+ deliveries, and charges associated with the voluntary product recalls, partially offset by increased Tread deliveries for the fiscal year ended June 30, 2022. The decrease in Bike deliveries was primarily due to a return to our historical seasonality following the strong increase in demand for home fitness during the COVID-19 pandemic during the fiscal year ended June 30, 2021. The decrease was partially offset by revenues generated from Precor-branded commercial products of $186.6 million for the fiscal year ended June 30, 2022.

Subscription revenue increased $522.5 million for the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021. This increase was primarily attributable to the year-over-year growth in our Connected Fitness Subscriptions. The growth of our Connected Fitness Subscriptions was primarily driven by the number of Connected Fitness Products delivered during the fiscal year ended June 30, 2022 under new Subscriptions and our low Average Net Monthly Connected Fitness Churn of 0.96% for the fiscal year ended June 30, 2022.

Cost of Revenue, Gross Profit, and Gross Margin

	Fiscal Year Ended June 30,
	2022	2021	% Change
	(dollars in millions)
Cost of Revenue:
Connected Fitness Products	$2,433.8	$2,236.9	8.8%
Subscription	450.0	330.5	36.1
Total cost of revenue	$2,883.8	$2,567.4	12.3%
Gross Profit:
Connected Fitness Products	$(246.3)	$912.7	(127.0)%
Subscription	944.7	541.7	74.4
Total Gross profit	$698.4	$1,454.4	(52.0)%
Gross Margin:
Connected Fitness Products	(11.3)%	29.0%
Subscription	67.7%	62.1%

Fiscal Years Ended June 30, 2022 and 2021

Connected Fitness Products cost of revenue for the fiscal year ended June 30, 2022 increased $196.9 million, or 8.8%, compared to the fiscal year ended June 30, 2021. This increase was primarily driven by increased inventory reserves in the amount of $222.1 million primarily related to excess inventory we do not expect to sell above cost and write-downs of raw materials that we estimate would have no future use as a result of our restructuring activities, costs of $169.0 million associated with Precor-branded commercial products, and increased Tread costs of $137.7 million, primarily driven by the launch of Tread in the first quarter of fiscal 2022. These increases were partially offset by fewer deliveries for the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021.

Our Connected Fitness Products Gross Margin decreased to (11.3)% from 29.0% for the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021, primarily driven by increased inventory reserves related to excess inventory we do not expect to sell above cost, higher logistics expenses per delivery, increased port and storage costs, fixed logistics cost deleveraging, the August 2021 Peloton Bike price reduction, and charges associated with the voluntary recall of our Tread+ product.

Subscription cost of revenue for the fiscal year ended June 30, 2022 increased $119.5 million, or 36.1%, compared to the fiscal year ended June 30, 2021. This increase was primarily driven by an increase of $83.6 million in music royalties and platform streaming costs and an increase of $17.0 million in personnel-related expenses, excluding stock-based compensation expense, due to increased average headcount.

Subscription Gross Margin increased by 563 basis points for the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021, primarily driven by fixed cost leverage with more Connected Fitness Subscriptions as well as modest efficiencies associated with certain variable costs.

Operating Expenses
Sales and Marketing

	Fiscal Year Ended June 30,
	2022	2021	% Change
	(dollars in millions)
Sales and marketing	$1,018.9	$728.3	39.9%
As a percentage of total revenue	28.4%	18.1%

Sales and marketing expense increased $290.6 million in the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021. The increase was primarily due to an increase in spending on advertising and marketing programs of $223.9 million and personnel-related expenses which increased $45.1 million, primarily due to increased average headcount as we expanded our operations rapidly throughout fiscal 2021 during the COVID-19 pandemic.

General and Administrative

	Fiscal Year Ended June 30,
	2022	2021	% Change
	(dollars in millions)
General and administrative	$963.4	$661.8	45.6%
As a percentage of total revenue	26.9%	16.5%

General and administrative expense increased $301.6 million when comparing the fiscal year ended June 30, 2022 with the fiscal year ended June 30, 2021. This increase was primarily due to an increase in personnel-related expenses of $128.2 million, including stock-based compensation expense, due to increased average headcount and employee stock grants. This increase was also due to an increase in professional services fees and IT costs associated with ongoing systems implementations of $113.3 million, which related primarily to the upgrading of our back-office systems and infrastructure as well as integration costs related to our acquisitions, and an increase of $32.7 million in depreciation and amortization expense primarily due to our New York City headquarters that was placed in service in fiscal 2022.

Research and Development

	Fiscal Year Ended June 30,
	2022	2021	% Change
	(dollars in millions)
Research and development	$359.5	$247.6	45.2%
As a percentage of total revenue	10.0%	6.2%
Research and development expense increased $111.8 million, or 45.2% when comparing the fiscal year ended June 30, 2022 with the fiscal year ended June 30, 2021. The increase was primarily due to an increase in personnel-related expenses which, including stock-based compensation expense, increased $79.9 million. This increase was due to increased average headcount and employee stock grants. The increase was also driven by $19.0 million in product development and research costs associated with development of new software features and products.

Goodwill impairment

	Fiscal Year Ended June 30,
	2022	2021	% Change
	(dollars in millions)
Goodwill impairment	$181.9	$—	NM

During the fiscal year ended June 30, 2022, we recognized a Goodwill impairment charge of $181.9 million representing the entire amount of goodwill related to the Connected Fitness Products reporting unit in the Connected Fitness Products Segment.

Impairment expense

	Fiscal Year Ended June 30,
	2022	2021	% Change
	(dollars in millions)
Impairment expense	$390.5	$4.5	NM

Impairment expense was comprised primarily of $373.8 million of asset write-downs and write-offs related to our previously announced restructuring initiatives, including $165.6 million in write-offs of certain acquired developed technology, brand, distributor and customer relationships, and assembled workforce, $86.1 million related to Connected Fitness assets, primarily related to manufacturing and supply chain assets at several of our to-be-closed locations, $70.0 million related to software under development, and $40.3 million related to Peloton Output

Park and related manufacturing assets. Additionally, we recognized impairment expense of $7.7 million driven by the disposal of lease build out costs for the fiscal year ended June 30, 2022.

Restructuring expense

	Fiscal Year Ended June 30,
	2022	2021	% Change
	(dollars in millions)
Restructuring expense	$180.7	$—	NM

Restructuring expense was $180.7 million in the fiscal year ended June 30, 2022. The restructuring expenses consisted of $109.1 million of severance and other personnel costs, $56.5 million of stock-based compensation expense driven by the acceleration of certain vesting schedules and incremental stock-based compensation expense pursuant to severance arrangements, and $15.1 million of professional fees and other costs associated with exit and disposal activities. There were no restructuring expenses for the fiscal year ended June 30, 2021.

Supplier settlements

	Fiscal Year Ended June 30,
	2022	2021	% Change
	(dollars in millions)
Supplier settlements	$337.6	$—	NM

Supplier settlements were $337.6 million in the fiscal year ended June 30, 2022, which consist of settlement and related costs paid to third-party suppliers to terminate certain future inventory purchase commitments.

Other Expense, Net and Income Tax Expense

	Fiscal Year Ended June 30,
	2022	2021	% Change
	(dollars in millions)
Other expense, net	$(74.1)	$(10.4)	NM
Income tax expense (benefit)	$19.6	$(9.2)	NM
___________________________
*NM - not meaningful

Other expense, net, was comprised of the following for the fiscal year ended June 30, 2022:

•Interest expense primarily related to the amortization of the convertible notes discount and deferred financing costs of $(43.0) million;
•Interest income from cash, cash equivalents, and short-term investments of $2.3 million;
•Foreign exchange losses of $(31.8) million; and
•Unrealized losses on short-term investments partially offset by gain on lease termination of $(1.5) million.

Other expense, net, was comprised of the following for the fiscal year ended June 30, 2021:

•Interest expense primarily related to the amortization of the convertible notes discount and deferred financing costs of $(14.8) million;
•Interest income from cash, cash equivalents, and short-term investments of $7.9 million; and
•Foreign exchange losses of $(3.5) million.

Income tax expense for the fiscal year ended June 30, 2022 of $19.6 million was primarily due to state and international taxes.
Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance.
Adjusted EBITDA and Adjusted EBITDA Margin
We calculate Adjusted EBITDA as net (loss) income adjusted to exclude: other expense (income), net; income tax expense (benefit); depreciation and amortization expense; stock-based compensation expense; impairment expense; product recall costs; litigation and settlement expenses; transaction and integration costs; reorganization, severance, exit, disposal and other costs associated with restructuring plans; supplier settlements; and other adjustment items that arise outside the ordinary course of our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue.
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
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect incremental costs associated with the COVID-19 pandemic, which consist of hazard pay for field operations employees;
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
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect non-recurring supplier settlements; and
•The expenses and other items that we exclude in our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results and we may, in the future, exclude other significant, unusual expenses or other items from these financial measures. Because companies in our industry may calculate such measures differently than we do, their usefulness as comparative measures can be limited.

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to Net (loss) income, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Adjusted EBITDA and Adjusted EBITDA Margin

	Fiscal Year Ended June 30,
	2022	2021
	(dollars in millions)
Net loss	$(2,827.7)	$(189.0)
Adjusted to exclude the following:
Other expense (income), net	74.1	10.4
Income tax expense (benefit)	19.6	(9.2)
Depreciation and amortization expense	142.8	63.8
Stock-based compensation expense	271.8	194.0
Goodwill impairment	181.9	—
Impairment expense	390.5	4.5
Restructuring expense	237.5	—
Supplier settlements	337.6	—
Product recalls(1)	62.3	100.0
Litigation and settlement expenses(2)	118.6	35.8
Transaction and integration costs(3)	5.5	28.9
Other adjustment items (4)	2.9	14.5
Adjusted EBITDA	$(982.7)	$253.7
Adjusted EBITDA margin	(27.4)%	6.3%
______________________
(1) Represents adjustments and charges associated with the Tread and Tread+ product recall, as well as accrual adjustments. These include a reduction to Connected Fitness Products revenue for actual and estimated future returns of $48.9 million and $81.1 million, recorded costs in Connected Fitness Products cost of revenue associated with inventory write-downs and logistic costs of $8.1 million and $15.7 million, and operating expenses of $5.4 million and $3.2 million associated with recall-related hardware development costs, in each case for the fiscal years ended June 30, 2022 and 2021, respectively.
(2) Includes litigation-related expenses for certain non-recurring patent infringement litigation, consumer arbitration, and product recalls for the fiscal years ended June 30, 2022 and 2021.
(3) Includes transaction and integration costs primarily associated with the acquisition and integration of Precor Fitness for the fiscal years ended June 30, 2022 and 2021.
(4) Includes short-term non-cash purchase accounting adjustment amortization of $1.9 million for the fiscal year ended June 30, 2022. Includes incremental costs associated with the COVID-19 pandemic of $5.9 million and short-term purchase accounting adjustments of $4.6 million for the fiscal year ended June 30, 2021.

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

The following table presents a reconciliation of Subscription Contribution to Subscription Gross Profit, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2022	2021
	(dollars in millions)
Subscription Revenue	$1,394.7	$872.2
Less: Cost of Subscription	450.0	330.5
Subscription Gross Profit	$944.7	$541.7
Subscription Gross Margin	67.7%	62.1%
Add back:
Depreciation and amortization expense	$26.8	$19.0
Stock-based compensation expense	22.7	25.9
Subscription Contribution	$994.2	$586.5
Subscription Contribution Margin	71.3%	67.2%

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

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in millions)
Net cash (used in) provided by operating activities	$(2,020.0)	$(239.7)	$376.4
Capital expenditures, including software	(337.3)	(252.2)	(156.4)
Free Cash Flow	$(2,357.4)	$(491.9)	$220.0

Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, and term loan, as well as cash flows from operating activities. As of June 30, 2022, we had Cash and cash equivalents of approximately $1,253.9 million.

We anticipate approximately $90 million to $100 million of capital expenditures over the next 12 months, which includes amounts related to capitalized labor, investments in content and our studios, product development, systems implementation, and the impact of expenditures before any proceeds from the expected eventual sale of Peloton Output Park.

We believe our existing cash and cash equivalent balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, timing to adjust our supply chain and cost structures in response to material fluctuations in product demand, timing and amount of spending related to acquisitions, the timing and amount of spending on research and development and manufacturing initiatives, the timing and financial impact of product recalls, sales and marketing activities, the timing of new product introductions, market acceptance of our Connected Fitness Products, timing and investments needed for international expansion, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Restructuring Plan
In February 2022, we announced and began implementing a restructuring plan to realign our operational focus to support our multi-year growth, scale the business, and improve costs (the “Restructuring Plan”). The Restructuring Plan includes: (i) reducing our headcount; (ii) closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for our previously planned Peloton Output Park; (iii) closing and consolidating several distribution facilities, and (iv) shifting to third-party logistics providers in certain locations. We expect the Restructuring Plan to be substantially implemented by the end of fiscal 2024.

Total charges related to the Restructuring Plan were $611.3 million for fiscal year ended June 30, 2022 consisting of cash charges of $124.5 million for severance and other personnel costs and $15.4 million for professional fees and other related charges, and non-cash charges of $373.8 million related to non-inventory asset write-downs and write-offs, $56.5 million for stock-based compensation expense and $56.4 million for inventory markdowns.

In addition to the above charges, we incurred approximately $86.6 million for capital expenditures related to Peloton Output Park since project inception.

On July 12, 2022 we announced we are exiting all owned-manufacturing operations and our expansion of our current relationship with Taiwanese manufacturer Rexon Industrial Corp. Additionally, on August 12, 2022 we announced the decision to perform the following additional restructuring activities: (i) eliminate our North American Field Ops warehouses, including the significant reduction of our delivery workforce teams; (ii) eliminate a significant number of roles on the North America Member Support team and exit our real-estate footprints in our Plano and Tempe locations; and (iii) reduce our North America retail showroom presence. In connection with the Restructuring Plan, we estimate that we will incur additional cash charges of approximately $95.0 million primarily composed of severance and other exit costs in fiscal year 2023 and beyond. Additionally, we expect to recognize approximately $75.0 million of asset impairment charges in fiscal year 2023 in connection with the Restructuring Plan.

We may not be able to realize the cost savings and benefits initially anticipated as a result of the Restructuring Plan, and the costs may be greater than expected. See “Risk Factors—Risks Related to Our Business—We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.”

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

Second Amended and Restated Credit Agreement
In 2019, the Company entered into an amended and restated revolving credit agreement (as amended, modified or supplemented prior to entrance into the Second Amended and Restated Credit Agreement (as defined below), the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provided for a $500.0 million secured revolving credit facility, including up to the lesser of $250.0 million and the aggregate unused amount of the facility for the issuance of letters of credit.

The Amended and Restated Credit Agreement also permitted the incurrence of indebtedness to permit the Capped Call Transactions and issuance of the Notes.

On May 25, 2022, the Company entered into an Amendment and Restatement Agreement to which the Second Amended and Restated Credit Agreement is attached (as amended, restated or otherwise modified from time to time, the “Second Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain banks and financial institutions party thereto as lenders and issuing banks. Pursuant to the Second Amended and Restated Credit Agreement, the Company amended and restated the Amended and Restated Credit Agreement.

The Second Amended and Restated Credit Agreement provides for a $750.0 million term loan facility (the “Term Loan”), which will be due and payable on May 25, 2027 or, if greater than $200.0 million of our 0% convertible senior notes are outstanding on November 16, 2025 (the “Springing Maturity Condition”), November 16, 2025 (the “Springing Maturity Date”). The Term Loan amortizes in quarterly installments of 0.25%, payable at the end of each fiscal quarter and on the maturity date.

The Second Amended and Restated Credit Agreement also provides for a $500.0 million revolving credit facility (the “Revolving Facility”), $35.0 million of which will mature on June 20, 2024 (the “Non-Consenting Commitments”), with the rest ($465.0 million) maturing on December 10, 2026 (the “Consenting Commitments”) or if the Springing Maturity Condition is met and the Term Loan is outstanding on such date, the Springing Maturity Date. The key terms of the Revolving Facility remain substantially unchanged from those set forth in the Amended and Restated Credit Agreement, including requiring compliance with a total level of liquidity of not less than $250.0 million and maintaining a minimum total four-quarter revenue level of $3.0 billion (which are replaced with a covenant to maintain a minimum debt to adjusted EBITDA ratio upon our meeting a specified adjusted EBITDA threshold).

The Revolving Facility bears interest at a rate equal to, at our option, either at the Adjusted Term SOFR Rate (as defined in the Second Amended and Restated Credit Agreement) plus 2.25% per annum or the Alternate Base Rate (as defined in the Second Amended and Restated Credit Agreement) plus 1.25% per annum for the Consenting Commitments, and bears interest at a rate equal to, at our option, either at the Adjusted Term SOFR Rate plus 2.75% per annum or the Alternate Base Rate plus 1.75% per annum for the Non-Consenting Commitments. The Company is required to pay an annual commitment fee of 0.325% per annum and 0.375% per annum on a quarterly basis based on the unused portion of the Revolving Facility for the Consenting Commitments and the Non-Consenting Commitments, respectively.

The Term Loan bears interest at a rate equal to, at our option, either at the Alternate Base Rate (as defined in the Second Amended and Restated Credit Agreement) plus 5.50% per annum or the Adjusted Term SOFR Rate (as defined in the Second Amended and Restated Credit Agreement) plus 6.50% per annum. Each such margin will increase one time by 0.50% per annum if the Company chooses not to obtain a public rating for the Term Loan from S&P Global Ratings or Moody’s Investors Services, Inc. on or prior to November 25, 2022. Any borrowing at the Alternate Base Rate is subject to a 1.00% floor and a term loan borrowed at the Adjusted Term SOFR Rate is subject to a 0.50% floor and any revolving loan borrowed at the Adjusted Term SOFR Rate is subject to a 0.00% floor.

The Second Amended and Restated Credit Agreement contains customary affirmative covenants as well as customary covenants that restrict our ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Second Amended and Restated Credit Agreement also contains certain customary events of default. Certain baskets and covenant levels have been decreased and will apply equally to both the Term Loan and Revolving Facility for so long as the Term Loan is outstanding. After the repayment in full of the Term Loan, such baskets and levels will revert to those previously disclosed in connection with the Amended and Restated Credit Agreement.

The obligations under the Second Amended and Restated Credit Agreement with respect to the Term Loan and the Revolving Facility are secured by substantially all of our assets, with certain exceptions set forth in the Second Amended and Restated Credit Agreement, and are required to be guaranteed by certain material subsidiaries of the Company if, at the end of future financial quarters, certain conditions are not met.

As of June 30, 2022, we were in compliance with the covenants under the Second Amended and Restated Credit Agreement. As of June 30, 2022, we had drawn the full amount of the Term Loan and we had not drawn on the Revolving Facility, and we therefore had $750.0 million total outstanding borrowings under the Second Amended and Restated Credit Agreement. As of June 30, 2022, we had outstanding letters of credit totaling $77.6 million, of which $69.9 million was secured against the Revolver.

Cash Flows

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in millions)
Net cash (used in) provided by operating activities	$(2,020.0)	$(239.7)	$376.4
Net cash provided by (used in) investing activities	153.3	(585.1)	(741.3)
Net cash provided by financing activities	2,015.1	916.8	1,240.2
Operating Activities
Net cash used in operating activities of $2,020.0 million for the fiscal year ended June 30, 2022 was primarily due to a net loss of $2,827.7 million and a net increase in operating assets and liabilities of $623.6 million, partially offset by an increase in non-cash adjustments of $1,431.2 million. The increase in cash used in operating activities was primarily due to a $398.6 million increase in inventory levels as we ramped up supply to support anticipated demand ahead of the 2021 holiday season that did not materialize and prepared for the relaunch of Tread in the United States, Canada, U.K. and Germany, a $168.6 million decrease in accounts payable and accrued expenses as a result of a decrease in payables due to decreased inventory spending in the latter half of fiscal 2022, as well as increased efficiency in our accounts payable process, and $36.8 million increase in customer deposits and deferred revenue driven by timing of sales and deliveries in the period. Non-cash adjustments primarily consisted of goodwill and long lived asset impairment expense, stock-based compensation expense, excess and obsolete inventory reserves, depreciation and amortization, and non-cash operating lease expense.

Investing activities
Net cash provided by investing activities for the fiscal year ended June 30, 2022 of $153.3 million was primarily related to sales and maturities of marketable securities of $517.7 million, partially offset by $337.3 million used for capital expenditures primarily related to construction of Peloton Output Park in Troy Township, Ohio, the continued build out of our showrooms and offices, and software placed into service throughout the year.

Financing activities
Net cash provided by financing activities of $2,015.1 million for the fiscal year ended June 30, 2022 was primarily related to proceeds of $1,218.8 million from the Offering, proceeds from issuance of the Term Loan of $696.4 million, exercises of stock options of $84.3 million, and $17.3 million in net proceeds from withholdings under the 2019 Employee Stock Purchase Plan.

Commitments
As of June 30, 2022, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$1,091.1	$138.4	$246.9	$208.3	$497.5
Minimum guarantees (2)	298.7	129.8	168.9	—	—
Unused credit facility fee payments (3)	7.0	1.6	3.2	2.2	—
Other purchase obligations (4)	101.9	60.0	35.7	6.2	—
Convertible senior notes (5)	1,000.0	—	—	1,000.0	—
Supplier settlements (6)	148.8	148.8	—	—	—
Term loan	$750.0	$7.5	$15.0	$727.5	$—
Total	$3,397.5	$486.1	$469.7	$1,944.2	$497.5

(1) Lease obligations relate to our office space, warehouses, production studios, equipment, and retail showrooms and microstores. As of June 30, 2022, the Company had additional operating leases for real estate that have not yet commenced of $15.2 million which has been included above. The original lease terms are between one and twenty-one years, and the majority of the lease agreements are renewable at the end of the lease period. The Company has finance lease obligations of $3.1 million, also included above.
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
(3) Pursuant to the Second Amended and Restated Credit Agreement, we are required to pay a commitment fee of 0.325% and 0.375% on a quarterly basis based on the unused portion of the Revolving Facility for the revolving loans maturing on December 10, 2026 and June 20, 2024, respectively. As of June 30, 2022, we had outstanding letters of credit totaling $77.6 million, of which $69.9 million was secured against the Revolver.
(4) Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to cloud computing costs.
(5) Refer to Note 12 - Debt in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further details regarding our convertible senior notes obligations.
(6) Supplier settlements relate to payments to third-party suppliers to exit purchase commitments. Subsequent to June 30, 2022 the Company entered into an additional $97.3 million to be paid through fiscal 2023.

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

As of June 30, 2022, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were estimated to be approximately $334.7 million. See “Risk Factors—Risks Related to Our Business—Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.”

Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of June 30, 2022.
Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K under the heading “Recently Issued Accounting Pronouncements” for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this Annual Report on Form 10-K.

Critical Accounting Estimates
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
Revenue Recognition
Our primary source of revenue is from sales of our Connected Fitness Products and related accessories and associated recurring Subscription revenue, as well as Precor branded fitness products, delivery and installation services.

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

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. Our revenue is reported net of sales returns, discounts, incentives, and rebates to commercial distributors as a reduction of the transaction price. Certain contracts include consideration payable that is accounted for as a payment for distinct goods or services. Our transaction price estimate includes our estimate for product returns and concessions based on the terms and conditions of home trial programs, historical return trends by product category, impact of seasonality, an evaluation of current economic and market conditions, and current business practices, and record the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

There is not significant judgement required in the determination of performance obligations, allocation of our transaction price, or the recognition of revenue. See further discussion in Note 3 to the consolidated financial statements.

As described in Note 13 of the consolidated financial statements, the Company announced voluntary recalls of the Company's Tread+ and Tread products, permitting customers to return the products for a refund. The amount of a refund customers are eligible to receive may differ based on the status of an approved remediation of the issue driving the recall, and the age of the CFU being returned. We estimate a returns reserve primarily based on historical and expected product returns, product warranty and service call trends. We also consider current trends in consumer behavior in order to identify correlations to current trends in returns. However, with current uncertainty in the global economy, negative press and general sentiment surrounding Peloton’s post-pandemic business and financial performance, absence of a remediation plan with the Consumer Product Safety Commission, predicting expected product returns based on historical returns becomes less relevant, requiring reliance on highly subjective estimates based on our interpretation of how current conditions and factors will drive consumer behavior. Since the inception of the product recall, we have recorded return provisions as a reduction to Connected Fitness Products revenue of approximately $139.9 million. As of June 30, 2022 and June 30, 2021, our returns reserve related to the impacts of the recalls was $39.9 million and $40.8 million, respectively.

Inventory Valuation
We review our inventory to ensure that its carrying value does not exceed its net realizable value (“NRV”), with NRV based on the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal and transportation. When our expectations indicate that the carrying value of inventory may exceed its NRV, we perform an exercise to calculate the approximate amount by which carrying value is greater than NRV and record additional cost of revenue for the difference. Once a write-off occurs, a new, lower cost basis is established. Should our estimates used in these calculations change in the future, such as estimated selling prices or disposal costs, additional write-downs may occur.
We also regularly monitor inventory quantities on hand and in transit and reserve for excess and obsolete inventories using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, and age of on-hand inventory. Inventories presented in the Consolidated Balance Sheets are net of reserves for excess and obsolete inventory. If actual conditions or product demands are less favorable than our assumptions, additional inventory reserves may be required.
Product Warranty
We offer a standard product warranty that our Connected Fitness Products and Precor branded fitness products will operate under normal, non-commercial use for a period of one year covering the touchscreen and most original Bike, Bike+, Tread, Tread+, and Guide components from the date of original delivery. We have the obligation, at our option, to either repair or replace the defective product. At the time revenue is recognized, an estimate of future warranty costs, including costs associated with service of Connected Fitness Products outside of the warranty period, is recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, including the expected utilization of our logistics network, and warranty policies and business practices. Our products are manufactured both in-house and by contract manufacturers, and in certain cases, we may have recourse to such contract and component manufacturers.

We also offer the option for customers in some markets to purchase a third-party extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Product for an additional period of 12 to 36 months.

Revenue and related fees paid to the third-party provider are recognized on a gross basis as we have a continuing obligation to perform over the service period. Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Products revenue in the Consolidated Statements of Operations and Comprehensive Loss.
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
We review goodwill for impairment annually on April 1 of each fiscal year or whenever events or changes in circumstances indicate that an impairment may exist. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In conducting our annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative assessment and the fair value of the reporting unit is estimated by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded.
We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Impairment of Long-Lived Assets
We test our long-lived asset groups when changes in circumstances indicate their carrying value may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, present cash flow losses combined with a history of cash flow losses and a forecast that demonstrates significant continuing losses, significant negative industry or economic trends, a current expectation that a long-lived asset group will be disposed of significantly before the end of its useful life, a significant adverse change in the manner in which an asset group is used or in its physical condition, or when there is a change in the asset grouping. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured relying primarily on a discounted cash flow method. To the extent available, we will also consider third-party valuations of our long-lived assets that were prepared for other business purposes. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amounts of those assets are depreciated over their remaining useful life.
For our Connected Fitness segment and Subscription segment, we evaluate long-lived tangible assets at the lowest level at which independent cash flows can be identified, which is dependent on the strategy and expected future use of our long-lived assets. We evaluate corporate assets or other long-lived assets that are not segment-specific at the consolidated level.
We measure the fair value of an asset group based on market prices (i.e., the amount for which the asset could be sold to a third party) when available. When market prices are not available, we generally estimate the fair value of the asset group using the income approach and/or the market approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, business plan forecasts, expected growth rates, and cost of capital, similar to those a market participant would use to assess fair value. We also make certain assumptions about future economic conditions and other data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods.
Changes in assumptions or estimates can materially affect the fair value measurement of an asset group and, therefore, can affect the test results. Since there is typically no active market for our long-lived tangible assets, we estimate fair values based on the expected future cash flows. We estimate future cash flows based on historical results, current trends, and operating and cash flow projections. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

During fiscal 2022, we identified various qualitative factors that collectively indicated that the Company had triggering events, including (i) realignment of cost structure in connection with the Restructuring Plan, (ii) softening demand and (iii) a sustained decrease in stock price.
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

The outcome of legal proceedings, claims, and regulatory, tax, and government inquiries and investigations is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk
We had Cash and cash equivalents of $1,253.9 million as of June 30, 2022. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented in this Annual Report on Form 10-K would not have had a material impact on our consolidated financial statements.

We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Second Amended and Restated Credit Agreement. We monitor our cost of borrowing under our facilities, taking into account our funding requirements, and our expectations for short-term rates in the future. A hypothetical 10% change in the interest rate on our Second Amended and Restated Credit Agreement for all periods presented would not have a material impact on our consolidated financial statements.

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

Inflation Risk
Given the recent rise in inflation, there have been and may continue to be additional pressures on the ongoing increases in supply chain and logistics costs, materials costs, and labor costs. Although we do not believe that inflation has had a material impact on our business, financial condition or results of operations, our business could be more affected by inflation in the future which could have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of net revenue if we are unable to fully offset such higher costs through price increases. Additionally, because we purchase component parts from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Peloton Interactive, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Peloton Interactive, Inc. (the Company) as of June 30, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 6, 2022 expressed an adverse opinion thereon.

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

Timing of Revenue Recognition – Connected Fitness Products

Description of the Matter
The Company recognized $2,187.5 million of Connected Fitness Products revenue for the year ended June 30, 2022. As discussed in Note 3 to the consolidated financial statements, the Company recognizes Connected Fitness Product revenue when control of the promised good is transferred to the customer, which is completed upon delivery of the Connected Fitness Product.

Auditing the timing of Connected Fitness Products revenue recognition was especially challenging as it involved significant audit effort in evaluating the audit evidence from multiple sources supporting the delivery of the Connected Fitness Products to the customer.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the timing of revenue recognition for Connected Fitness Products including management’s reconciliation of revenue recognized to the evidence of delivery.

To test the timing of revenue recognition, our audit procedures included, among others, reconciling the evidence of delivery from multiple sources to support the timing of revenue recognized. On a sample basis, we tested the completeness and accuracy of the underlying delivery data. In addition, we performed testing as of year-end to validate the appropriate cutoff associated with revenue recognition. Lastly, at year-end, we performed a review of revenue activity for any material or unusual transactions and obtained supporting evidence of delivery, as needed.

Impairments of Goodwill and Long-Lived Assets

Description of the Matter
As discussed in Notes 8 and 9 to the consolidated financial statements, the Company tests goodwill for impairment at least annually, or more frequently if events or changes in circumstances occur that would more likely than not result in impairment. The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or group of assets may not be recoverable. During fiscal 2022, the Company identified various impairment indicators, including realignment of cost structure, softening demand, and sustained decrease in stock price, that indicated that the carrying amount of the long-lived assets might not be recoverable. During the year ended June 30, 2022, the Company evaluated the goodwill and long-lived assets (consisting primarily of property and equipment, operating lease right-of-use assets and intangible assets) for impairment. The Company recognized goodwill and long-lived assets impairment charges of $181.9 million and $390.5 million, respectively.

Auditing the impairments of goodwill and the long-lived assets was especially challenging due to the material weakness in the Company’s internal control over financial reporting relating to goodwill and long-lived asset impairment testing. This in turn led to significant audit efforts to support the measurement and recognition of the Connected Fitness Products reporting unit and the long-lived assets subject to impairment.

How We Addressed the Matter in Our Audit
To test the impairments of goodwill and the long-lived assets, we performed audit procedures that included, among others, assessing methodologies used by the Company in assessing the recoverability and fair values of goodwill and the long-lived assets, as applicable. In addition, we obtained an understanding of the Company’s realignment of cost structure and the implications on the resulting fair values. We involved our valuation specialists and evaluated the reasonableness of management’s measurement of the long-lived assets and the Connected Fitness Products reporting unit subject to impairment. In response to the material weakness in the Company’s internal controls, we adjusted audit testing thresholds over the Company’s long-lived assets and performed incremental testing of the significant assumptions to support the determination of fair value of the long-lived assets.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York

September 6, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Peloton Interactive, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Peloton Interactive, Inc.’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Peloton Interactive, Inc. (the Company) has not maintained effective internal control over financial reporting as of June 30, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in the Company’s inventory and goodwill and long-lived asset impairment processes and restructuring assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended June 30, 2022, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated September 6, 2022, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

September 6, 2022

PELOTON INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	June 30,	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,253.9	$1,134.8
Marketable securities	—	472.0
Accounts receivable, net	83.6	71.4
Inventories, net	1,104.5	937.1
Prepaid expenses and other current assets	192.5	202.8
Total current assets	2,634.6	2,818.1
Property and equipment, net	610.9	591.9
Intangible assets, net	41.3	247.9
Goodwill	41.2	210.1
Restricted cash	3.8	0.9
Operating lease right-of-use assets, net	662.5	580.1
Other assets	34.3	36.7
Total assets	$4,028.5	$4,485.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$797.4	$989.1
Current portion of long term debt	7.5	—
Customer deposits and deferred revenue	201.1	164.8
Operating lease liabilities, current	86.4	61.9
Other current liabilities	13.2	27.2
Total current liabilities	1,105.5	1,243.0
0% Convertible senior notes, net	864.0	829.8
Term loan, net	690.0	—
Operating lease liabilities, non-current	725.4	620.4
Other non-current liabilities	50.7	38.3
Total liabilities	3,435.6	2,731.5
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 Class A shares authorized, 308,241,938 and 270,855,356 shares issued and outstanding as of June 30, 2022 and June 30, 2021, respectively; 2,500,000,000 and 2,500,000,000 Class B shares authorized, 30,032,078 and 29,291,774 shares issued and outstanding as of June 30, 2022 and June 30, 2021, respectively.	—	—
Additional paid-in capital	4,291.3	2,618.9
Accumulated other comprehensive income	12.2	18.2
Accumulated deficit	(3,710.6)	(883.0)
Total stockholders’ equity	592.9	1,754.1
Total liabilities and stockholders’ equity	$4,028.5	$4,485.6
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions, except share and per share amounts)

	Fiscal Year Ended June 30,
	2022	2021	2020
Revenue:
Connected Fitness Products	$2,187.5	$3,149.6	$1,462.2
Subscription	1,394.7	872.2	363.7
Total revenue	3,582.1	4,021.8	1,825.9
Cost of revenue:
Connected Fitness Products	2,433.8	2,236.9	832.5
Subscription	450.0	330.5	155.7
Total cost of revenue	2,883.8	2,567.4	988.2
Gross profit	698.4	1,454.4	837.7
Operating expenses:
Sales and marketing	1,018.9	728.3	476.7
General and administrative	963.4	661.8	351.4
Research and development	359.5	247.6	89.1
Goodwill impairment	181.9	—	—
Impairment expense	390.5	4.5	1.2
Restructuring expense	180.7	—	—
Supplier settlements	337.6	—	—
Total operating expenses	3,432.4	1,642.2	918.4
Loss from operations	(2,734.0)	(187.8)	(80.7)
Other (expense) income, net:
Interest expense	(43.0)	(14.8)	(2.0)
Interest income	2.3	7.9	18.2
Foreign exchange losses	(31.8)	(3.5)	(4.0)
Other (expense) income, net	(1.5)	0.1	0.1
Total other (expense) income, net	(74.1)	(10.4)	12.3
Loss before provision for income taxes	(2,808.1)	(198.2)	(68.4)
Income tax expense (benefit)	19.6	(9.2)	3.3
Net loss	$(2,827.7)	$(189.0)	$(71.6)
Net loss attributable to Class A and Class B common stockholders	$(2,827.7)	$(189.0)	$(71.6)
Net loss per share attributable to common stockholders, basic and diluted	$(8.77)	$(0.64)	$(0.32)
Weighted-average Class A and Class B common shares outstanding, basic and diluted	322,368,818	293,892,643	220,952,237
Other comprehensive (loss) income:
Net unrealized (losses) gains on marketable securities	$(0.4)	$(3.5)	$3.9
Change in foreign currency translation adjustment	(4.5)	11.5	6.0
Derivative adjustments:
Net unrealized loss on hedging derivatives	(6.3)	—	—
Reclassification for derivative adjustments included in Net (loss) income	5.3	—	—
Total other comprehensive (loss) income	(5.9)	8.1	9.9
Comprehensive loss	$(2,833.7)	$(180.9)	$(61.7)
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended June 30,
	2022	2021	2020
Cash Flows from Operating Activities:
Net loss	$(2,827.7)	$(189.0)	$(71.6)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	142.8	63.8	40.2
Stock-based compensation expense	328.4	194.0	88.8
Non-cash operating lease expense	92.4	61.5	47.7
Amortization of premium from marketable securities	3.4	9.6	1.4
Amortization of debt discount and issuance costs	35.3	13.0	0.6
Goodwill impairment	181.9	—	—
Impairment expense	390.5	4.5	1.2
Excess and obsolete inventory reserve adjustments	224.9	38.7	(1.2)
Net foreign currency adjustments	31.8	3.4	3.3
Changes in operating assets and liabilities:
Accounts receivable	(12.8)	15.1	11.3
Inventories	(398.6)	(625.9)	(95.6)
Prepaid expenses and other current assets	(32.5)	(32.3)	(33.1)
Other assets	(2.1)	(19.1)	(22.1)
Accounts payable and accrued expenses	(168.6)	439.8	133.4
Customer deposits and deferred revenue	36.8	(212.7)	272.3
Operating lease liabilities, net	(55.8)	(8.0)	(23.6)
Other liabilities	10.1	3.8	23.5
Net cash (used in) provided by operating activities	(2,020.0)	(239.7)	376.4
Cash Flows from Investing Activities:
Purchases of marketable securities	—	(449.1)	(1,199.6)
Maturities of marketable securities	211.0	665.9	435.4
Sales of marketable securities	306.7	6.7	224.3
Capital expenditures, including software	(337.3)	(252.3)	(156.5)
Business combinations, net of cash acquired	(11.0)	(478.2)	(45.0)
Asset acquisitions, net of cash acquired	(16.0)	(78.1)	—
Net cash provided by (used in) investing activities	153.3	(585.1)	(741.3)
Cash Flows from Financing Activities:
Proceeds from public offering, net of issuance costs	1,218.8	—	1,195.7
Proceeds from issuance of term loan, net of issuance costs	696.4	—	—
Proceeds from issuance of convertible notes, net of issuance costs	—	977.2	—
Purchase of capped calls	—	(81.3)	—
Proceeds from employee stock purchase plan withholdings	17.3	18.0	7.0
Proceeds from exercise of stock options	84.3	57.6	37.4
Taxes withheld and paid on employee stock awards	—	(53.9)	—
Principal repayments of finance leases	(1.7)	(0.8)	—
Net cash provided by financing activities	2,015.1	916.8	1,240.2
Effect of exchange rate changes	(26.5)	6.7	(1.2)
Net change in cash, cash equivalents, and restricted cash	121.9	98.7	874.0
Cash, cash equivalents, and restricted cash — Beginning of period	1,135.7	1,037.0	163.0

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Cash, cash equivalents, and restricted cash — End of period	$1,257.6	$1,135.7	$1,037.0
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1.0	$1.3	$1.9
Cash paid for income taxes	$15.2	$3.5	$4.1
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Conversion of convertible preferred stock to common stock	$—	$—	$(941.1)
Accrued and unpaid capital expenditures, including software	$18.7	$46.1	$18.2
Stock-based compensation capitalized for software development costs	$10.4	$6.1	$2.2
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance - June 30, 2019	210.6	$941.1	25.3	$—	$90.7	$0.2	$(629.5)	$(538.6)
Initial public offering, net of issuance costs of $6.3 million	—	$—	43.4	$—	$1,195.7	$—	$—	$1,195.7
Conversion of redeemable convertible preferred stock to common stock	(210.6)	(941.1)	210.6	—	941.1	—	—	941.1
Activity related to stock-based compensation	—	—	8.5	—	130.7	—	—	130.7
Issuance of common stock under employee stock purchase plan	—	—	0.2	—	3.7	—	—	3.7
Other comprehensive income	—	—	—	—	—	9.9	—	9.9
Net loss	—	—	—	—	—	—	(71.6)	(71.6)
Cumulative effect adjustment in connection with adoption of ASU 2016-02	—	—	—	—	—	—	7.2	7.2
Balance - June 30, 2020	—	$—	288.1	$—	$2,361.8	$10.1	$(693.9)	$1,678.0
Activity related to stock-based compensation	—	$—	11.6	$—	$165.2	$—	$—	$165.2
Issuance of common stock under employee stock purchase plan	—	—	0.5	—	13.1	—	—	13.1
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	160.1	—	—	160.1
Purchases of capped calls related to convertible senior notes	—	—	—	—	(81.3)	—	—	(81.3)
Other comprehensive income	—	—	—	—	—	8.1	—	8.1
Net loss	—	—	—	—	—	—	(189.0)	(189.0)
Balance - June 30, 2021	—	$—	300.1	$—	$2,618.9	$18.2	$(883.0)	$1,754.1
Activity related to stock-based compensation	—	$—	10.3	$—	$431.7	$—	$—	$431.7
Issuance of common stock under employee stock purchase plan	—	—	0.7	—	21.9	—	—	21.9
Issuance of common stock pursuant to public offering, net of issuance costs			27.2	—	1,218.7	—	—	1,218.7
Other comprehensive loss	—	—	—	—	—	(5.9)	—	(5.9)
Net loss	—	—	—	—	—	—	(2,827.7)	(2,827.7)
Balance - June 30, 2022	—	$—	338.3	$—	$4,291.3	$12.2	$(3,710.6)	$592.9
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
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Peloton Interactive, Inc. and its subsidiaries in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated.
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
Certain immaterial amounts presented in the consolidated statement of operations and comprehensive loss for the fiscal years ended June 30, 2021 and 2020 have been reclassified to conform to the current year presentation.

2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all cash and short-term investments purchased with maturities of three months or less when acquired to be cash equivalents. As of June 30, 2022 and 2021, the Company’s cash and cash equivalents were primarily held in money market and operating accounts. At various times during the fiscal years ended June 30, 2022 and 2021, the balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes its cash and cash equivalents are not subject to any significant credit risk.
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
Inventories
Inventories consist of finished goods, work-in-process and raw materials. Finished goods are manufactured by us and purchased from contract manufacturers. Connected Fitness Product, accessories, apparel, and raw material inventories are stated at the lower of cost or net realizable value on a weighted-average cost basis. The Company assesses the valuation of inventory and periodically adjusts the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. Spare parts are recorded as inventory and recognized in cost of revenue as consumed.
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

Derivative Instruments and Hedging Activities
Our Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of foreign currency exchange risk. As required by ASC 815, the Company records all derivatives on the balance sheet at fair value in the following line items: Prepaid expenses and other current assets; and Other current liabilities. For hedging derivatives that the Company has determined qualify as effective cash flow hedges, the Company records the cumulative changes in the fair value in Other comprehensive (loss) income in the Consolidated Statements of Operations and Comprehensive Loss. Hedge ineffectiveness is recorded in Other expense, net in the Consolidated Statements of Operations and Comprehensive Loss. Fair value changes for derivatives that are not in qualifying hedge relationships are recorded in Other expense, net in the Consolidated Statements of Operations and Comprehensive Loss.

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
In addition to our derivatives where the Company applies hedge accounting, the Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. The Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
The Company evaluates its convertible instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company’s financial statements in accordance with the criteria under ASC 815-15. As of June 30, 2022, the Company did not have any material derivative contracts or contracts with material embedded derivative features requiring bifurcation.
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

As the Company executes music license agreements with various music rights holders for go-forward usage, the Company may also simultaneously enter into a settlement agreement whereby the Company is released from all potential licensor claims regarding the Company’s alleged past use of copyrighted material in exchange for a negotiated payment. These are referred to as “content costs for past use” and are recorded within subscription cost of revenue. The Company has entered into agreements with music rights holders who represent all the music catalogs that the Company needs to operate its service, however, given the at times uncertain and opaque nature of music rights ownership, the Company’s archived library may continue to include music for which certain rights or fractional interests have not been accurately determined or fully licensed. Prior to the execution of a music license agreement, the Company estimates and records a charge based upon license agreements previously entered into and the respective music rights holdings.

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
Advertising Costs
Advertising and other promotional costs to market the Company's products are expensed as incurred. Advertising expenses were $637.3 million, $417.6 million, and $302.8 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively, and are included within Sales and marketing expenses in the consolidated statements of operations.
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

Generally, the 2015 Stock Plan permitted the early exercise of stock options granted prior to the IPO. The unvested portion of shares exercised is recorded within Other current liabilities on the Company’s balance sheet and reclassified to equity as vesting occurs.
Restructuring
Costs and liabilities associated with restructuring activities are recognized when the actions are probable and estimable, which is when management approves the associated actions. Employee-related severance charges are recognized at the time of communication to employees. Contract termination and other charges primarily reflect costs to terminate a contract before the end of its term (measured at fair value at the time the Company provided notice to the counterparty).

Defined Contribution Plan
The Company maintains a defined contribution retirement plan offered to all of its U.S. employees, as well as plans at certain foreign and domestic subsidiaries. For the fiscal years ended June 30, 2022, 2021, and 2020, the Company's matching contributions totaled $26.3 million, $19.6 million, and $8.4 million, respectively, and were expensed as contributed.
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

The Company’s material financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, and the convertible senior notes. The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values at June 30, 2022 and 2021, due to the short period of time to maturity or repayment.
Earnings (Loss) Per Share
The Company computes earnings (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s restricted stock awards and common stock issued upon early exercise of stock options are participating securities. The Company considers any shares issued upon early exercise of stock options, subject to repurchase, to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a cash dividend is declared on common stock. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net losses for the periods presented were not allocated to the Company’s participating securities.

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
Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
ASU 2020-01
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance clarifies the interaction of the accounting for equity investments under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company has completed its assessment and adopted this standard on July 1, 2021. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

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
Accounting Pronouncements Not Yet Adopted
ASU 2020-06
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock, thereby limiting the accounting results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company plans to adopt the standard effective July 1, 2022 using the modified retrospective transition method. Adoption of the new standard is expected to result in a reduction to Additional paid-in capital of $160.1 million to remove the equity component separately recorded for the conversion features associated with the Notes (as defined in Note 12 - Debt of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K), an increase of $119.6 million in the carrying value of its Notes to reflect the full principal amount of the Notes outstanding net of issuance costs, and a decrease to Accumulated deficit of $40.5 million.

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

The Company expenses sales commissions on its Connected Fitness Products when incurred because the amortization period would have been less than one year. These costs are recorded in Sales and marketing in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
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

The Company records fees paid to third-party financing partners in connection with its consumer financing program as a reduction of revenue, as it considers such costs to be a customer sales incentive. The Company records payment processing fees for its credit card sales for Connected Fitness Products within Sales and marketing in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Subscription
The Company’s subscriptions provide unlimited access to content in its library of live and on-demand fitness classes. The Company’s subscriptions are offered on a month-to-month basis.

Amounts paid for subscription fees, net of refunds are included within Customer deposits and deferred revenue on the Company’s Consolidated Balance Sheets and recognized ratably over the subscription term. The Company records payment processing fees for its monthly subscription charges within cost of Subscription revenue in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Sales tax collected from customers and remitted to governmental authorities is not included in revenue and is reflected as a liability on the Company’s Consolidated Balance Sheets.

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
Activity related to the Company’s accrual for our estimated future product warranty obligation was as follows:

	Fiscal Year Ended June 30,
	2022	2021
	(in millions)
Balance at beginning of period	$51.5	$34.2
Provision for warranty accrual	59.7	71.1
Warranty claims	(60.0)	(53.9)
Balance at end of period	$51.1	$51.5
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
Disaggregation of Revenue
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 19- Segment Information of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

The Company’s revenue disaggregated by geographic region, were as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in millions)
North America	$3,259.6	$3,738.9	$1,743.6
International	322.5	283.0	82.3
Total revenue	$3,582.1	$4,021.8	$1,825.9

The Company’s revenue attributable to the United States was $3,100.0 million, $3,577.1 million and $1,699.5 million, representing 87%, 89% and 93% of Total revenue for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

Customer Deposits and Deferred Revenue
As of June 30, 2022 and June 30, 2021, customer deposits of $109.2 million and $92.2 million, respectively, and deferred revenue of $91.9 million and $72.6 million, respectively, were included in Customer deposits and deferred revenue on the Company’s Consolidated Balance Sheets.

In the fiscal years ended June 30, 2022 and 2021, the Company recognized revenue of $70.4 million and $22.1 million, respectively, that was included in the deferred revenue balance as of June 30, 2021 and 2020, respectively.

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.

4. Restructuring

In February 2022, we announced and began implementing a restructuring plan to realign the Company’s operational focus to support its multi-year growth, scale the business, and improve costs (the “Restructuring Plan”). The Restructuring Plan includes: (i) reducing the Company’s headcount; (ii) closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for the Company’s previously planned Peloton Output Park; (iii) closing and consolidating several distribution facilities, and (iv) shifting to third-party logistics providers in certain locations. The Company expects the Restructuring Plan to be substantially implemented by the end of fiscal 2024.

As a result of the Restructuring Plan, the Company incurred the following charges, of which Asset write-downs and write-offs are included within Impairment expense in the Consolidated Statements of Operations and Comprehensive Loss. The remaining charges incurred due to the restructuring plan are included within Restructuring expense in the Consolidated Statements of Operations and Comprehensive Loss:

Fiscal Year Ended June 30, 2022
Cash restructuring charges:	(in millions)
Severance and other personnel costs	$109.1
Professional fees and other related charges	15.4
Total cash charges	124.5

Non-cash charges:
Asset write-downs and write-offs	373.8
Stock-based compensation expense	56.5
Write-offs of inventory related to restructuring activities	56.4
Total non-cash charges	486.8

Total	$611.3

In connection with the Restructuring Plan, the Company committed to the closures of certain warehouse and retail locations, the discontinuation of manufacturing in North America, and the wind down of certain software implementation and development projects. Due to the actions taken the Company tested certain fixed assets for recoverability by comparing the carrying value of the asset group to an estimate of the future undiscounted cash flows which was generally the liquidation value. Based on the results of the recoverability test, the Company determined that during the year ended June 30, 2022, the undiscounted cash flows of the asset groups were below the carrying values, indicating impairment. The assets were written down to their estimated fair value, which was determined based on their estimated liquidation or sales value.

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within Accounts payable and accrued expenses in the Consolidated Balance Sheets, as follows:

	Severance and other personnel costs	Professional fees and other related charges	Total
	(in millions)
Balance as of June 30, 2021	$—	$—	$—
Charges	109.1	15.4	124.5
Cash payments	(98.2)	(15.4)	(113.6)
Balance as of June 30, 2022	$10.9	$—	$10.9

In addition to the above charges, the Company incurred approximately $86.6 million of capital expenditures related to Peloton Output Park since project inception.

On July 12, 2022, the Company announced it is exiting all owned-manufacturing operations and expanding its current relationship with Taiwanese manufacturer Rexon Industrial Corp. Additionally, on August 12, 2022, the Company announced the decision to perform the following restructuring activities: (i) eliminate its North American Field Ops warehouses, including the significant reduction of its delivery workforce teams; (ii) eliminate a significant number of roles on the North America Member Support team and exit its real-estate footprints in our Plano and Tempe locations; and (iii) reduce its North America retail showroom presence. In connection with the Restructuring Plan, the Company estimates that it will incur additional cash charges of approximately $95.0 million primarily composed of severance and other exit costs in fiscal year 2023 and beyond. Additionally, the Company expects to recognize approximately $75.0 million of asset impairment charges in fiscal year 2023 in connection with the Restructuring Plan.

5. Fair Value Measurements

Fair Value Measurements of Other Financial Instruments
The following tables present the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the Consolidated Balance Sheets:

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Convertible Senior Notes	$—	$632.2	$—	$632.2

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Convertible Senior Notes	$—	$972.8	$—	$972.8
The fair value of the 0% Convertible Senior Notes due February 15, 2026 (the “Notes”) is determined based on the closing price on the last trading day of the reporting period.
The carrying value of the Term Loan approximates the fair value as the Term Loan June 30, 2022.
6. Inventories
Inventories were as follows:

	June 30,
	2022	2021
	(in millions)
Raw materials	$76.7	$109.8
Work-in-process	3.7	7.9
Finished products(1)	1,306.3	879.5
Total inventories	1,386.7	997.2
Less: Reserves	(282.2)	(60.1)
Total inventories, net	$1,104.5	$937.1
_________________________
(1) Includes $36.4 million and $249.9 million of finished goods inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of June 30, 2022 and June 30, 2021, respectively.
The Company periodically adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. The Company recorded inventory reserves as of June 30, 2022 primarily in the amounts of $123.9 million related to excess accessories and apparel inventory that the Company does not expect to sell above its current carrying value, $85.9 million related primarily to returned Connected Fitness Products that the Company does not expect to sell, and $51.2 million in reserves for component parts that the Company estimated would have no future use.
7. Acquisitions

Business Combination

Precor Incorporated
On April 1, 2021, the Company acquired the Precor business, which consisted of 15 legal entities (“Precor”) from Amer Sports Corporation (“Amer”) for a purchase price of approximately $412.0 million, net of cash acquired, which was paid in cash. During the fiscal year ended June 30, 2022, the purchase consideration was reduced by $2.9 million associated with working capital adjustments, resulting in a revised purchase price of $409.2 million. Upon completion of the transaction, Precor became wholly owned subsidiaries of the Company.

During the fourth quarter of fiscal 2021, the Company completed a preliminary analysis to determine the fair values of the assets acquired and liabilities assumed and the amounts recorded reflected management’s initial assessment of fair value as of the closing date. Based on additional information obtained to date, the Company refined its initial assessment of fair value and, as a result, recognized the following adjustments to the Company’s preliminary purchase price allocation during the first quarter of fiscal 2022: Inventory decreased $4.0 million, Intangible assets, net increased $1.0 million, and deferred tax liability increased $3.4 million. The adjustments resulted in a corresponding increase to Goodwill of $3.5 million, of which $3.4 million relates to the deferred tax liability and $0.1 million relates to the updated fair value assessment. The adjustments did not result in a material impact on the financial results of prior periods. The purchase price allocation was finalized as of June 30, 2022.

Other Acquisitions
During the fiscal year ended June 30, 2022, the Company completed two transactions to acquire certain developed software and assembled workforce for use in the development of the Company’s data platform and content supply chain. The transactions were completed on November 1, 2021 and November 8, 2021, and were accounted for as a business combination and asset acquisition, respectively.
The acquisitions resulted in the recognition of $12.0 million of Goodwill,     and $17.7 million of assets primarily consisting of developed software. The developed software was assigned a useful life of 3 years and is recorded in Property and equipment, net on the Company’s Consolidated Balance Sheets.
8. Property and Equipment
Property and equipment consisted of the following:

	June 30,
	2022	2021
	(in millions)
Land	$17.9	$14.0
Buildings	19.4	22.2
Leasehold Improvements	362.5	253.7
Machinery	24.3	31.1
Equipment	65.1	55.4
Furniture and Fixtures	39.1	26.8
Construction in Progress	78.4	129.1
Software	145.5	108.3
Software under development	31.5	44.3
Total property and equipment	783.9	684.9
Accumulated depreciation and amortization	(173.0)	(93.0)
Total property and equipment, net	$610.9	$591.9
During fiscal 2022, management identified various qualitative factors that collectively indicated that the Company had triggering events, including (i) realignment of cost structure in connection with the Restructuring Plan, (ii) softening demand and (iii) a sustained decrease in stock price. The Company determined that the estimated undiscounted future cash flows were less than the carrying values for certain asset groups. The Company recognized impairment charges for the fiscal year ended June 30, 2022, primarily consisting of impairment loss of $57.6 million related to Connected Fitness assets, $21.3 million related to manufacturing equipment, $19.0 million related to Peloton Output Park and $15.9 million related to acquired technology. These impairment charges reduced the carrying value of these asset groups from $222.9 million to $109.1 million. Additionally, management identified changes to the product and enterprise technology roadmaps that indicated that certain programs no longer had expected future use. Accordingly, the Company recognized an impairment loss of $54.1 million related to software under development that reduced the carrying value of those assets from $61.0 million to $6.9 million. Impairment charges are included within Impairment expense in the Consolidated Statements of Operations and Comprehensive Loss.
There were no material impairments in the fiscal years ended June 30, 2021 and 2020.

As of June 30, 2022, 82% and 11% of the Company's total Property and equipment, net was attributable to the United States and the United Kingdom, respectively. As of June 30, 2021, 78% and 13% of the Company's total Property and equipment, net was attributable to the United States and the United Kingdom, respectively.

The estimated useful lives of property and equipment are as follows:

Buildings	40 years
Leasehold Improvements	Shorter of remaining lease term or useful life
Machinery	Three to ten years
Equipment	Two to five years
Furniture and Fixtures	Four to ten years
Software	Two to three years

Depreciation and amortization expense amounted to $99.5 million, $44.6 million, and $35.1 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively, of which $23.5 million, $8.7 million, and $6.8 million related to amortization of capitalized software costs for the fiscal years ended June 30, 2022, 2021, and 2020, respectively.
9. Goodwill and Intangible Assets
The changes in the carrying value of goodwill are as follows:

Amount
(in millions)
June 30, 2020	$39.1
Acquisition	168.1
Foreign currency translation	2.8
June 30, 2021	210.1
Acquisitions	12.0
Foreign currency translation	1.0
Impairment	(181.9)
June 30, 2022	$41.2
The Company reviews goodwill for impairment annually on April 1 and more frequently if events or changes in circumstances indicate that an impairment may exist (“a triggering event”). During the fiscal year ended June 30, 2022, management identified various qualitative factors that collectively, indicated that the Company had triggering events, including (i) softening demand; (ii) increased costs of inventory and logistics; and (iii) sustained decrease in stock price. The Company performed a valuation of the Connected Fitness Products reporting unit using liquidation value and discounted cash flow methodologies. Given the results of the quantitative assessment, the Company determined that the Connected Fitness Products reporting unit’s goodwill was impaired. During the fiscal year ended June 30, 2022, the Company recognized a Goodwill impairment charge of $181.9 million representing the entire amount of goodwill related to the Connected Fitness Products reporting unit in the Connected Fitness Products Segment.
The gross carrying amount, accumulated amortization and impairment of the Company's Intangible assets, net, as of June 30, 2022 were as follows:

	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Acquired developed technology	$130.8	$(51.8)	$(41.0)	$38.0	2.6
Brand	94.0	(13.1)	(80.9)	—	—
Distributor relationships	25.0	(2.0)	(23.0)	—	—
Customer relationships	17.4	(2.3)	(15.0)	0.1	—
Other definite-lived intangibles	12.5	(3.7)	(5.6)	3.3	2.5
Total intangible assets	$279.8	$(72.8)	$(165.6)	$41.3

The gross carrying amount and accumulated amortization of the Company's Intangible assets, net, as of June 30, 2021 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Acquired developed technology	$130.8	$(24.8)	$106.0	4.4
Brand	94.0	(2.6)	91.4	8.7
Distributor relationships	24.0	(0.4)	23.6	15.7
Customer relationships	18.0	(0.5)	17.5	9.7
Other definite-lived intangibles	10.5	(1.3)	9.3	4.6
Total intangible assets	$277.5	$(29.6)	$247.9

During fiscal year ended June 30, 2022, the Company recognized an impairment loss of $165.6 million primarily due to the write-off of certain acquired developed technology, brand, distributor and customer relationships, and assembled workforce, which resulted from strategic actions taken by the Company under the Restructuring Plan. The Company determined that the estimated future cash flows were less than the carrying values for certain intangibles. The impairment loss is included in Impairment expense in the consolidated statements of operations.

The Company recognized intangible asset amortization in the consolidated statements of operations in the amount of $43.3 million, $19.2 million, and $5.1 million for the fiscal years ended June 30, 2022, 2021, and 2020, respectively.

As of June 30, 2022, estimated amortization related to the Company's identifiable acquisition-related intangible assets in future periods were as follows:

Fiscal Year Ending June 30,	Amount
(in millions)
2023	$15.8
2024	10.6
2025	9.4
2026	5.4
2027	—
Thereafter	0.2
Total	$41.3

10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	June 30,
	2022	2021
	(in millions)
Accounts payable	$93.0	$364.4
Accrued settlement costs(1)	222.3	1.2
Inventory received but not billed	86.1	134.2
Accrued music licensing royalties	65.7	70.9
Employee-related liabilities	59.6	107.3
Return reserve liability	48.6	50.2
Accrued professional services	36.5	30.7
Accrued marketing	29.3	59.9
Product warranty	19.5	34.2
Accrued capital expenditures	17.0	40.9
Other	119.8	95.2
Total accounts payable and accrued expenses	$797.4	$989.1
_________________________
(1) Accrued settlement costs consist primarily of payments made to third-party suppliers to terminate certain future inventory purchase commitments
11. Leases
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
As of June 30, 2022, the total remaining lease payments included in the measurement of lease liabilities for operating leases were as follows:

Fiscal Year Ended June 30,	Future Minimum Payments
(in millions)
2023(1)	$136.2
2024	129.6
2025	113.2
2026	106.2
2027	98.6
Thereafter	487.2
Total	$1,071.0
_________________________
(1) Includes $13.0 million in tenant improvement receivable.

Supplemental information related to operating leases was as follows:

Reconciliation of Lease Liabilities	As of June 30,
	2022	2021
	(dollars in millions)
Weighted-average remaining lease term (years)	9.7	11.4
Weighted-average discount rate	4.98%	5.35%
Total Undiscounted Lease Liability	$1,071.0	$944.0
Less: Imputed interest	(259.1)	(261.6)
Total Discounted Lease Liability	$811.8	$682.3
Current portion of lease liability	$86.4	$61.9
Non-current portion of lease liability	$725.4	$620.4

Supplemental cash flow and other information related to leases was as follows:

Cash Paid For Amounts Included In Measurement of Liabilities	Fiscal Year Ended June 30,
	2022	2021
	(in millions)
Operating cash flows from operating leases	$109.8	$47.3

Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	$213.7	$149.2
For the fiscal years ended June 30, 2022 and 2021, total operating lease expense was $167.4 million and $122.4 million, respectively, of which $29.5 million and $17.2 million was attributable to variable lease expense, and $1.5 million and $4.2 million was attributable to short-term lease expense, respectively.
As discussed in Note 4 - Property and Equipment, management identified various qualitative factors that collectively indicated that the Company had triggering events for our long-lived assets, including the Company’s right-of-use assets. The Company recognized impairment charges for the fiscal year ended June 30, 2022, primarily consisting of impairment loss of $28.5 million related to Connected Fitness right-of-use assets. These impairment charges reduced the carrying value of these right-of-use assets from $161.2 million to $132.7 million. Impairment charges are included within Impairment expense in the Consolidated Statements of Operations and Comprehensive Loss.
There were no material impairments in the fiscal years ended June 30, 2021 and 2020.

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

The net carrying amount of the liability component of the Notes was as follows:

	June 30,
	2022	2021
	(in millions)
Principal	$1,000.0	$1,000.0
Unamortized debt discount	(121.5)	(152.4)
Unamortized debt issuance costs	(14.5)	(17.8)
Net carrying amount	$864.0	$829.8

The following table sets forth the interest expense recognized related to the Notes:

	Fiscal Year Ended June 30,
	2022	2021
	(in millions)
Amortization of debt discount	$30.8	$11.5
Amortization of debt issuance costs	3.3	1.2
Less: Interest capitalized	(0.3)	—
Total interest expense related to the Notes	$33.9	$12.6

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

For accounting purposes, the Capped Call Transactions are separate transactions, and are not part of the terms of the Notes. The net cost of $81.3 million incurred to purchase the Capped Call Transactions was recorded as a reduction to Additional paid-in capital on the Company’s Consolidated Balance Sheets.

Second Amended and Restated Credit Agreement
In 2019, the Company entered into an amended and restated revolving credit agreement (as amended, modified or supplemented prior to entrance into the Second Amended and Restated Credit Agreement (as defined below). The Amended and Restated Credit Agreement provided for a $500.0 million secured revolving credit facility, including up to the lesser of $250.0 million and the aggregate unused amount of the facility for the issuance of letters of credit.

The Amended and Restated Credit Agreement also permitted the incurrence of indebtedness to permit the Capped Call Transactions and issuance of the Notes.

On May 25, 2022, the Company entered into an Amendment and Restatement Agreement to which the Second Amended and Restated Credit Agreement is attached (and as amended, restated or otherwise modified from time to time, the “Second Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain banks and financial institutions party thereto as lenders and issuing banks. Pursuant to the Second Amended and Restated Credit Agreement, the Company amended and restated the Amended and Restated Credit Agreement.

The Second Amended and Restated Credit Agreement provides for a $750.0 million term loan facility (the “Term Loan”), which will be due and payable on May 25, 2027 or, if greater than $200.0 million of our 0% convertible senior notes are outstanding on November 16, 2025 (the “Springing Maturity Condition”), November 16, 2025 (the “Springing Maturity Date”). The Term Loan amortizes in quarterly installments of 0.25%, payable at the end of each fiscal quarter and on the maturity date.

The Second Amended and Restated Credit Agreement also provides for a $500.0 million revolving credit facility (the “Revolving Facility”), $35.0 million of which will mature on June 20, 2024 (the “Non-Consenting Commitments”), with the rest ($465.0 million) maturing on December 10, 2026 (the “Consenting Commitments”) or if the Springing Maturity Condition is met and the Term Loan is outstanding on such date, the Springing Maturity Date. The key terms of the Revolving Facility remain substantially unchanged from those set forth in the Amended and Restated Credit Agreement, including requiring compliance with a total level of liquidity of not less than $250.0 million and maintaining a minimum total four-quarter revenue level of $3.0 billion (which are replaced with a covenant to maintain a minimum debt to adjusted EBITDA ratio upon our meeting a specified adjusted EBITDA threshold).

The Revolving Facility bears interest at a rate equal to, at our option, either at the Adjusted Term SOFR Rate (as defined in the Second Amended and Restated Credit Agreement) plus 2.25% per annum or the Alternate Base Rate (as defined in the Second Amended and Restated Credit Agreement) plus 1.25% per annum for the Consenting Commitments, and bears interest at a rate equal to, at our option, either at the Adjusted Term SOFR Rate plus 2.75% per annum or the Alternate Base Rate plus 1.75% per annum for the Non-Consenting Commitments. The Company is required to pay an annual commitment fee of 0.325% per annum and 0.375% per annum on a quarterly basis based on the unused portion of the Revolving Facility for the Consenting Commitments and the Non-Consenting Commitments, respectively.

The Term Loan bears interest at a rate equal to, at our option, either at the Alternate Base Rate plus 5.50% per annum or the Adjusted Term SOFR Rate plus 6.5% per annum. Each such margin will increase one time by 0.50% per annum if the Company chooses not to obtain a public rating for the Term Loan from S&P Global Ratings or Moody’s Investors Services, Inc. on or prior to November 25, 2022. Any borrowing at the Alternate Base Rate is subject to a 1.00% floor and a term loan borrowed at the Adjusted Term SOFR Rate is subject to a 0.50% floor and any revolving loan borrowed at the Adjusted Term SOFR Rate is subject to a 0.00% floor.

The Second Amended and Restated Credit Agreement contains customary affirmative covenants as well as customary covenants that restrict our ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Second Amended and Restated Credit Agreement also contains certain customary events of default. Certain baskets and covenant levels have been decreased and will apply equally to both the Term Loan and Revolving Facility for so long as the Term Loan is outstanding. After the repayment in full of the Term Loan, such baskets and levels will revert to those previously disclosed in connection with the Amended and Restated Credit Agreement.
The obligations under the Second Amended and Restated Credit Agreement with respect to the Term Loan and the Revolving Facility are secured by substantially all of our assets, with certain exceptions set forth in the Second Amended and Restated Credit Agreement, and are required to be guaranteed by certain material subsidiaries of the Company if, at the end of future financial quarters, certain conditions are not met.

During the fiscal years ended June 30, 2022 and 2021, the Company incurred total commitment fees of $1.4 million and $1.0 million, respectively, which are included in Interest expense in the Consolidated Statements of Operations and Comprehensive Loss.

As of June 30, 2022, the Company had drawn the full amount of the Term Loan and we had not drawn on the Revolving Facility, and we had $750.0 million total outstanding borrowings under the Second Amended and Restated Credit Agreement.

In connection with the execution of the Second Amended and Restated Credit Agreement, the Company incurred debt issuance costs of $1.1 million which are capitalized and presented as Other assets on the Company’s Consolidated Balance Sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Second Amended and Restated Credit Agreement.

As of June 30, 2022, the Company was in compliance with the covenants under the Second Amended and Restated Credit Agreement. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of June 30, 2022, we had outstanding letters of credit totaling $77.6 million, of which $69.9 million was secured against the Revolver.

Our proceeds in connection with the Term Loan were $696.4 million, net of discount of $33.8 million and issuance costs of $19.8 million. Both the discount and issuance costs are being amortized to interest expense over the term of the Term Loan using the effective interest rate method. The effective interest rate was 10.2%.

The net carrying amount of the Term Loan was as follows:

June 30, 2022
(in millions)
Principal	$750.0
Unamortized debt discount	(33.1)
Unamortized debt issuance costs	(19.4)
Net carrying amount	$697.5

The following table sets forth the interest expense recognized related to the Term Loan:

Fiscal Year Ended June 30, 2022
(in millions)
Amortization of debt discount	$0.7
Amortization of debt issuance costs	0.4
Total interest expense related to the Notes	$1.1

13. Commitments and Contingencies
The Company is subject to minimum guarantee royalty payments associated under certain music license agreements.

The following represents the Company's minimum annual guarantee payments under music license agreements for the next three years as of June 30, 2022:

Future Minimum Payments
Fiscal Year	(in millions)
2023	$129.8
2024	125.1
2025	43.8
Total	$298.7

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
Prior to the execution of go-forward music license agreements, the Company estimates and records expenses inclusive of estimated content costs for past use as well as normal and recurring music royalty expenses. The Company includes both of these components in its reserve. As of June 30, 2022 and 2021, the Company recorded reserves of $9.7 million and $11.5 million, respectively, included in Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets.

Product Recall Return Reserves
On May 5, 2021, the Company announced separate, voluntary recalls of its Tread+ and Tread products in collaboration with the U.S. Consumer Product Safety Commission ("CPSC") and halted sales of these products to work on product enhancements. As a result of these recalls, the Company accrued for a reduction to Connected Fitness Products revenue for actual and estimated future returns of $48.9 million and $81.1 million for the fiscal years ended June 30, 2022 and 2021, and as of June 30, 2022 and 2021, a return reserve of $39.9 million and $40.8 million, respectively, is included within Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets related to the impacts of the recall. The estimated returns reserve is primarily based on historical and expected product returns. The Company recorded costs associated with inventory write-downs and logistic costs of $8.1 million and $15.7 million for the years ended June 30, 2022 and 2021 in Connected Fitness Products cost of revenue.

Commitments to Suppliers
The Company utilizes contract manufacturers to build its products and accessories. These contract manufacturers acquire components and build products based on demand forecast information the Company supplies, which typically covers a rolling 12-month period. Consistent with industry practice, the Company acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover the Company’s forecasted product and manufacturing requirements for periods that range a number of months. In certain instances, these agreements allow the Company the option to cancel, reschedule, and/or adjust our requirements based on its business needs for a period of time before the order is due to be fulfilled. While the Company’s purchase orders are legally cancellable in many situations, there are some which are not cancellable in the event of a demand plan change or other circumstances, such as where the supplier has procured unique, Peloton-specific designs, and/or specific non-cancellable, non-returnable components based on our provided forecasts.

Through the date of this filing, the Company’s commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of Peloton products were estimated to be approximately $334.7 million.

Supplier Settlements
During the fiscal year ended June 30, 2022, the Company accrued for $337.6 million in settlement agreements with various third-party suppliers to terminate certain future inventory purchase commitments. The Company paid $99.5 million during the fiscal year ended June 30, 2022, with the remainder to be paid through fiscal 2023.

Legal and Regulatory Proceedings
The Company is, or may become, a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business.

For example, we received reports of a number of injuries associated with our Tread+ product, one of which led to the death of a child. As a result of those reported Tread+ incidents, in April 2021, the CPSC unilaterally issued a warning to consumers about the safety hazards associated with the Tread+. While we do not agree with all of the assertions in the CPSC’s warning, in May 2021 we initiated a voluntary recall of our Tread+ product in collaboration with the CPSC. The CPSC is currently investigating the matter, and in August 2022 the CPSC notified us that the agency staff believes we failed to meet our statutory obligations under the Consumer Product Safety Act and intends to recommend that the CPSC impose civil monetary penalties. While we disagree with the agency staff, we are engaged in ongoing confidential discussions with the CPSC. In addition, shortly after the May 2021 recalls, the DOJ and DHS subpoenaed us for documents and other information related to our statutory obligations under the Consumer Product Safety Act and is continuing to investigate the matter. The SEC is also investigating our public disclosures concerning the recall, as well as other matters. In addition to the regulatory investigations, we are presently subject to class action litigation and private personal injury claims related to these perceived defects in the Tread+ and incidents reported to result from its use.

Additionally on April 29, 2021, Ashley Wilson filed a putative securities class action lawsuit against the Company and certain of its officers, captioned Wilson v. Peloton Interactive, Inc., et al., Case No. 1:21-cv-02369-CBA-PK, in the United States District Court for the Eastern District of New York (the "Wilson Action"), and on May 24, 2021, Leigh Drori filed a related putative securities class action lawsuit, captioned Drori v. Peloton Interactive, Inc., et al., Case No. 1:21-cv-02925-CBA-PK, also in the United States District Court for the Eastern District of New York (the “Drori Action”). On November 16, 2021, the district judge consolidated the Wilson and Drori Actions under the caption In re Peloton Interactive, Inc. Securities Litigation, Master File No. 21-cv-02369-CBA-PK, and appointed Richard Neswick as lead plaintiff. On January 21, 2022, lead plaintiff filed an amended consolidated complaint in the action purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between September 11, 2020 and May 5, 2021. Lead plaintiff alleges that the Company and certain of its officers made false or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 (“Exchange Act”) regarding the Company’s Tread and Tread+ products and the safety of those products. Defendants served their motion to dismiss the amended consolidated complaint on March 7, 2022, and briefing was complete on April 26, 2022.

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

On November 18, 2021, the City of Hialeah Employees’ Retirement System filed a putative securities class action lawsuit against the Company and certain of its officers in the United States District Court for the Southern District of New York, captioned City of Hialeah Employees’ Retirement System v. Peloton Interactive, Inc., Case No. 21-cv-09582-ALC (the “Hialeah Action”), and on December 2, 2021, Anastasia Deulina filed a related putative securities class action against the same defendants also in the United States District Court for the Southern District of New York captioned Deulina v. Peloton Interactive, Inc., Case No. 21-cv-10266-ALC (the “Deulina Action”). On May 5, 2022, the Court consolidated the Hialeah and Deulina Actions and appointed Robeco Capital Growth Funds SICAV – Robeco Global Consumer Trends as lead plaintiff. Lead plaintiff filed its amended complaint on June 25, 2022, purportedly on behalf of a class of individuals who purchased or otherwise acquired the Company’s common stock between February 5, 2021 and November 4, 2021, alleging that the Company and certain of its officers made false or misleading statements about demand for the Company’s products and engaged in improper trading in violation of Sections 10(b), 20(a), and 20A of the Exchange Act. Defendants’ filed their motion to dismiss on August 22, 2022.

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

We dispute the allegations in the above-referenced matters, intend to defend the matters vigorously, and believe that the claims are without merit. Some of our legal and regulatory proceedings, such as the above-referenced matters and litigation that centers around intellectual property claims, may be based on complex claims involving substantial uncertainties and unascertainable damages. Accordingly, except where otherwise indicated, it is not possible to determine the probability of loss or estimate damages for any of the above matters, and therefore, the Company has not established reserves for any of these proceedings. When the Company determines that a loss is both probable and reasonably estimable, the Company records a liability, and, if the liability is material, discloses the amount of the liability reserved. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
15. Equity-Based Compensation

2019 Equity Incentive Plan
In August 2019, the Board of Directors adopted the 2019 Plan, which was subsequently approved by the Company’s stockholders in September 2019. The 2019 Plan serves as the successor to the 2015 Stock Plan (the "2015 Plan"). The 2015 Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. Any reserved shares not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2019 Plan became available for grant under the 2019 Plan and will be issued as Class A common stock. The number of shares reserved for issuance under the 2019 Plan will increase automatically on July 1 of each of 2020 through 2029 by the number of shares of the Company’s Class A common stock equal to 5% of the total outstanding shares of all of the Company’s classes of common stock as of each June 30 immediately preceding the date of increase, or a lesser amount as determined by the Board of Directors. On July 1, 2021, the number of shares of Class A common stock available for issuance under the 2019 Plan was automatically increased according to its terms by 15,007,356 shares. As of June 30, 2022, 43,189,572 shares of Class A common stock are available for future award under the 2019 Plan.

Stock Options
The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2021	57,946,608	$18.47	7.3	$6,119.2
Granted	19,382,327	$44.00
Exercised	(8,698,931)	$6.20		$376.3
Forfeited or expired	(6,814,078)	$45.82
Outstanding — June 30, 2022	61,815,926	$25.28	6.7	$93.2
Vested and Exercisable— June 30, 2022	36,468,691	$15.63	5.2	$92.7

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested - June 30, 2021	28,160,034	$13.52
Granted	19,382,327	$22.27
Early exercised unvested	(13,501)	$2.02
Vested	(16,125,139)	$12.09
Forfeited or expired	(6,056,486)	$20.92
Unvested - June 30, 2022	25,347,235	$19.35

The aggregate intrinsic value of options outstanding and vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2022. The fair value of the common stock is the closing stock price of the Company's Class A common stock as reported on The Nasdaq Global Select Market. The aggregate intrinsic value of exercised options was $376.3 million, $1,216.6 million, and $274.0 million for the fiscal years ended June 30, 2022, 2021, and 2020, respectively.

For the fiscal years ended June 30, 2022, 2021, and 2020 the weighted-average grant date fair value per option was $22.27, $43.76, and $12.17, respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	Fiscal Year Ended June 30,
	2022	2021	2020
Weighted average risk-free interest rate (1)	1.7%	0.7%	1.1%
Weighted average expected term (in years)	6.0	6.2	6.2
Weighted average expected volatility (2)	56.2%	43.5%	44.9%
Expected dividend yield	—	—	—
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

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2021	1,785,946	$99.43
Granted	10,810,980	$43.92
Vested and converted to shares	(1,601,686)	$81.19
Cancelled	(2,017,535)	$69.83
Outstanding — June 30, 2022	8,977,705	$42.49

Employee Stock Purchase Plan
In August 2019, the Board of Directors adopted, and in September 2019, the Company's stockholders approved, the ESPP, through which eligible employees may purchase shares of the Company's Class A common stock at a discount through accumulated payroll deductions. The ESPP became effective on the date the registration statement, in connection with the Company’s IPO, was declared effective by the SEC (the "Effective Date"). The number of shares of the Company's Class A common stock that will be available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2021, the number of shares of Class A common stock available for issuance under the ESPP was automatically increased according to its terms by 3,001,471 shares. As of June 30, 2022, a total of 10,148,459 shares of Class A common stock were available for sale to employees under the ESPP.

Unless otherwise determined by the Board of Directors, each offering period will consist of four six-month purchase periods, provided that the initial offering period commenced on the Effective Date and ended on August 31, 2021, and the initial purchase period ended February 28, 2020. Thereafter, each offering period and each purchase period will commence on September 1 and March 1 and end on August 31 and February 28 of each two-year period or each six-month period, respectively, subject to a reset provision. If the closing stock price on the first day of an offering period is higher than the closing stock price on the last day of any applicable purchase period, participants will be withdrawn from the ongoing offering period immediately following the purchase of ESPP shares on the purchase date and would automatically be enrolled in the subsequent offering period (“ESPP reset”), resulting in a modification under ASC 718.

Unless otherwise determined by the Board of Directors, the purchase price for each share of Class A common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period or the fair market value per share on the last trading day of the applicable purchase period. During the year ended June 30, 2022, there were ESPP resets that resulted in total modification charges of $0.5 million, which is recognized over the new two-year offering period ending February 28, 2024.

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods were as follows:

Fiscal Year Ended June 30, 2022
Weighted average risk-free interest rate	0.6%
Weighted average expected term (in years)	1.2
Weighted average expected volatility	70.7%
Expected dividend yield	—

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

During the fiscal years ended June 30, 2022, 2021, and 2020 the Company recorded Stock-based compensation expense associated with the ESPP of $13.0 million, $9.5 million, and $3.3 million respectively.

In connection with the offering period which ended on August 31, 2021, employees purchased 293,337 shares of Class A common stock at a weighted-average price of $39.95 under the ESPP. In connection with the offering period ended on February 28, 2022, employees purchased under the ESPP 420,359 shares of Class A common stock at a weighted-average price of $24.30. As of June 30, 2022, total unrecognized compensation cost related to the ESPP was $21.2 million, which will be amortized over a weighted-average remaining period of 1.7 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in millions)
Cost of revenue
Connected Fitness Products	$20.2	$12.6	$3.2
Subscription	22.7	25.9	7.5
Total cost of revenue	42.9	38.5	10.7
Sales and marketing	30.5	26.2	15.3
General and administrative	152.4	102.1	52.4
Research and development	46.0	27.2	10.4
Restructuring expense	56.5	—	—
Total stock-based compensation expense	$328.4	$194.0	$88.8

As of June 30, 2022, the Company had $806.7 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 3.1 years.
In the fiscal year ended June 30, 2022, six employees of the Company who were eligible to participate in the Company’s Severance and Change in Control Plan (the “Severance Plan”) terminated employment, and two board members terminated service to the Company. Certain modifications were made to equity awards, including, in certain instances, the post-termination period during which an employee may exercise outstanding stock options was extended from 90 days to one year (or the option expiration date, if earlier), and extended vesting was tied to certain consulting services that were deemed to be non-substantive. As a result of these modifications, the Company recognized incremental Stock-based compensation expense of $18.7 million within Restructuring expense in the Consolidated Statements of Operations and Comprehensive Loss.

16. Concentration of Credit Risk and Major Customers and Vendors

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high-quality financial institutions, the compositions and maturities of which are regularly monitored by management.

For the fiscal years ended June 30, 2022, 2021, and 2020, there were no customers representing greater than 10% of the Company’s Total revenue.

The Company's top two vendors accounted for approximately 60% and 46% of inventory purchased for the fiscal years ended June 30, 2022 and June 30, 2021, respectively.

The Company’s top four vendors accounted for approximately 61% of inventory purchased for the fiscal year ended June 30, 2020.

The Company procures components from a broad group of suppliers. Some of the products manufactured by the Company require one or more components that are available from only a single source.

17. Income Taxes
The components of loss before income taxes are as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in millions)
United States	$(2,454.4)	$(120.0)	$(15.6)
Foreign	(353.7)	(78.2)	(52.8)
Loss from operations before income taxes	$(2,808.1)	$(198.2)	$(68.4)

The components of income tax (benefit) expense are as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in millions)
Current:
Federal	$—	$—	$—
State	1.3	0.4	1.2
Foreign	13.6	11.5	3.0
	14.9	11.9	4.2
Deferred:
Federal	—	(14.1)	—
State	—	(3.2)	—
Foreign	4.7	(3.8)	(0.9)
	4.7	(21.1)	(0.9)
Total	$19.6	$(9.2)	$3.3

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
Federal income tax rate	21.0%	21.0%	21.0%
Permanent differences	(0.9)	(0.6)	(1.8)
Share based compensation	1.6	99.6	34.2
Return to provision	—	1.5	(3.8)
Effects of rates different than statutory	0.4	(1.3)	—
State and local income taxes, net of federal benefit	4.4	24.1	8.6
Franchise tax	—	—	(1.2)
Change in valuation allowance	(28.3)	(150.2)	(65.6)
Rate change	0.3	8.0	(0.5)
Federal credits	0.9	2.5	4.4
Other	(0.1)	—	(0.1)
Effective income tax rate	(0.7)%	4.6%	(4.8)%

The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2022 are due to the change in valuation allowance, share based compensation including excess tax benefits, state and international taxes. The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2021 were due to the change in valuation allowance, share based compensation including excess tax benefits, state and international taxes. The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2020 were due to the change in valuation allowance and permanent differences related to stock compensation.

On August 16, 2022, the Inflation Reduction Act was signed into law in the United States. Among other provisions, the Inflation Reduction Act includes a 15% minimum tax rate applied to corporations with profits in excess of $1 billion and also includes an excise tax on the repurchase of corporate stock. The Company has reviewed the provisions of the law and does not believe that any of the provisions will have a material impact on the business.

On March 11, 2021, the American Rescue Plan was enacted, which extends the period companies can claim an Employee Retention Credit, expands the IRC Section 162(m) limit on deductions for publicly traded companies, and repeals the election that allows US affiliate groups to allocate interest expense on a worldwide basis, among other provisions. The Company reviewed the provisions of the law and determined it had no material impact for the fiscal year ended June 30, 2021.

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

On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law in the United States. The CARES Act and related notices include several significant provisions. The Company has utilized the Qualified Improvement Property provision and has correctly filed an accounting method change to capture this, but has determined the CARES Act does not have a material impact on its financial results for the fiscal year ended June 30, 2021.

As of June 30, 2022 and June 30, 2021, the Company’s deferred tax assets were primarily the result of U.S. federal and state net operating losses (“NOLs”), accruals and reserves, non-qualified stock options, lease liability, §263A UNICAP, and research and development tax credits. A valuation allowance was maintained and/or established in substantially all jurisdictions on the Company’s gross deferred tax asset balances as of June 30, 2022 and 2021. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. The realization of deferred tax assets was based on the evaluation of current and estimated future profitability of the operations, reversal of deferred tax liabilities and the likelihood of utilizing tax credit and/or loss carryforwards. As of June 30, 2022 and June 30, 2021, the Company continued to maintain that it is not at the more likely than not standard, wherein deferred taxes will be realized due to the recent history of losses and management’s expectation of continued tax losses.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended June 30,
	2022	2021
	(in millions)
Deferred tax assets:
Net operating loss	$850.8	$337.9
Accruals and reserves	101.2	45.3
R&D credit	41.9	16.1
Accrued legal and professional fees	3.9	3.3
Non-qualified stock options	88.9	39.6
Restricted stock options	5.7	10.9
Disallowed Interest Carryover	1.2	—
Intangible Amortization	46.5	—
Inventory capitalization	38.8	23.1
Lease liability	197.0	150.4
Deferred revenue	9.5	6.0
Construction in Progress	31.8	—
Other	5.5	2.4
Total deferred tax assets:	1,422.7	635.0
Valuation allowance	(1,191.2)	(413.8)
Deferred tax liabilities:
Prepaid Expenses	(10.2)	(7.8)
Property and equipment	(40.8)	(48.3)
Intangibles	—	(14.4)
Right-of-use assets	(166.6)	(125.7)
Convertible securities	(15.6)	(18.7)
Other	(0.1)	—
Total deferred tax liabilities:	(233.3)	(214.9)
Deferred tax assets, net	$(1.8)	$6.3
As of June 30, 2022 and 2021, the Company had federal NOLs of approximately $2,896.7 million and $1,086.5 million, respectively, of which $64.8 million will begin to expire in 2034 and the remainder will be carried forward indefinitely. The Company has undergone three ownership changes on November 30, 2015, April 18, 2017, and February 24, 2020 and its NOLs are subject to a Section 382 limitation. The total NOLs subject to a 382 limitation are $193.8 million as of June 30, 2022. The resulting Section 382 limitations are large enough to avail the Section 382 limited NOLs by June 30, 2022. As of June 30, 2022 and 2021, the Company had state NOLs of approximately $2,130.0 million and $706.2 million, respectively, which will begin to expire at various dates beginning in 2022 if not utilized. As of June 30, 2022 and 2021, the Company had foreign NOLs of approximately $458.3 million and $274.6 million, respectively, generated primarily from its operations in the United Kingdom, which will be carried forward indefinitely. As of June 30, 2022 and 2021, the Company had $41.9 million and $16.1 million, respectively, of U.S. research and development credit carryovers that will begin to expire in 2036.

As of June 30, 2022, the Company did not have material undistributed foreign earnings. The Company has not recorded a deferred tax liability for foreign withholding or other foreign local tax on the undistributed earnings from the Company’s international subsidiaries as such earnings are considered to be indefinitely reinvested.

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

At June 30, 2022 and 2021, the Company had zero and $0.7 million of unrecognized tax benefits, included as a component of income taxes payable within accrued expenses within the accompanying Consolidated Balance Sheets, respectively. During the fiscal year ended June 30, 2022, the Company settled positions with the taxing authorities resulting in a recognition of the benefit and reduction in the payable The Company has the following activity relating to unrecognized tax benefits:

	Fiscal Year Ended June 30,
	2022	2021
	(in millions)
Beginning balance	$0.7	$—
Gross (decrease) increase in unrecognized tax positions	$(0.7)	$0.7
Ending balance	$—	$0.7

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

The Company is subject to taxation in the United States, various state and local jurisdictions, as well as foreign jurisdictions where the Company conducts business. Accordingly, on a continuing basis, the Company cooperates with taxing authorities for the various jurisdictions in which it conducts business to comply with audits and inquiries for tax periods that are open to examination. The tax years ended June 30, 2019 and later remain open to examination by tax authorities in the United States and United Kingdom.
18. Net Loss Per Share
The computation of loss per share is as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in millions)
Basic loss per share:
Net loss attributable to common stockholders	$(2,827.7)	$(189.0)	$(71.6)
Shares used in computation:
Weighted-average common shares outstanding	322,368,818	293,892,643	220,952,237
Basic loss per share	$(8.77)	$(0.64)	$(0.32)
Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Fiscal Year Ended June 30,
	2022	2021	2020
Employee stock options	36,846,242	54,076,445	41,476,591
Restricted stock units and awards	174,580	546,687	41,855
Shares estimated to be purchased under ESPP	28,370	363,741	66,019

Impact of 2021 Notes
The Company expects to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. The conversion option will have a dilutive impact on net income per share of common stock when the average market price per share of the Company's Class A common stock for a given period exceeds the conversion price of the Notes of $239.23 per share. During the fiscal year ended June 30, 2022, the weighted average price per share of the Company's Class A common stock was below the conversion price of the Notes.

The denominator for basic and diluted loss per share does not include any effect from the Capped Call Transactions the Company entered into concurrently with the issuance of the Notes as this effect would be anti-dilutive. In the event of conversion of the Notes, if shares are delivered to the Company under the Capped Call Transactions, they will offset the dilutive effect of the shares that the Company would issue under the Notes.
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

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in millions)
Connected Fitness Products:
Revenue	$2,187.5	$3,149.6	$1,462.2
Cost of revenue	2,433.8	2,236.9	832.5
Gross profit	$(246.3)	$912.7	$629.7
Subscription:
Revenue	$1,394.7	$872.2	$363.7
Cost of revenue	450.0	330.5	155.7
Gross profit	$944.7	$541.7	$208.0
Consolidated:
Revenue	$3,582.1	$4,021.8	$1,825.9
Cost of revenue	2,883.8	2,567.4	988.2
Gross profit	$698.4	$1,454.4	$837.7

Reconciliation of Gross Profit
Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable Segment Gross Profit to consolidated (loss) income before tax is as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in millions)
Segment Gross Profit	$698.4	$1,454.4	$837.7
Sales and marketing	(1,018.9)	(728.3)	(476.7)
General and administrative	(963.4)	(661.8)	(351.4)
Research and development	(359.5)	(247.6)	(89.1)
Goodwill impairment	(181.9)	—	—
Impairment expense	(390.5)	(4.5)	(1.2)
Restructuring expense	(180.7)	—	—
Supplier settlements	(337.6)	—	—
Total other (expense) income, net	(74.1)	(10.4)	12.3
Loss before provision for income taxes	$(2,808.1)	$(198.2)	$(68.4)

20. Quarterly Financial Data (unaudited)

Selected summarized quarterly financial information for the fiscal years ended June 30, 2022 and 2021 was as follows:

	Year ended	Three months ended
	Jun. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021
	(in millions)
Revenue	$3,582.1	$678.7	$964.3	$1,133.9	$805.2
Gross profit	698.4	(29.8)	184.2	281.0	263.0
Loss from operations	(2,734.0)	(1,212.8)	(735.8)	(425.7)	(359.7)
Net loss	$(2,827.7)	$(1,255.3)	$(757.1)	$(439.4)	$(376.0)
Net loss per share attributable to common stockholders, basic and diluted (2)	$(8.77)	$(3.72)	$(2.27)	$(1.39)	$(1.25)
___________________
(1) The sum of the (loss) income per share for the four quarters may differ from annual (loss) income per share due to the required method of computing the weighted average shares in interim periods.

	Year ended	Three months ended
	Jun. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020
	(in millions)
Revenue	$4,021.8	$936.9	$1,262.2	$1,064.8	$757.9
Gross profit	1,454.4	254.7	445.1	425.1	329.5
(Loss) income from operations (1)	(187.8)	(301.5)	(14.1)	58.8	69.1
Net (loss) income	$(189.0)	$(313.2)	$(8.6)	$63.6	$69.3
Net (loss) income per share attributable to common stockholders, basic (2)	$(0.64)	$(1.05)	$(0.03)	$0.22	$0.24
Net (loss) income per share attributable to common stockholders, diluted (2)	$(0.64)	$(1.05)	$(0.03)	$0.18	$0.20
____________________
(1) Net income from operations for the three months ended September 30, 2020 and December 31, 2020, reflects strong demand due to the COVID-19 pandemic coupled with the pause on the majority of marketing spend.
(2) The sum of the (loss) income per share for the four quarters may differ from annual (loss) income per share due to the required method of computing the weighted average shares in interim periods.

21. Subsequent Events
On July 1, 2022, the Compensation Committee approved a one-time repricing of stock option awards that had been granted to date under the 2019 Plan. The repricing impacted stock options held by all employees who remained employed through July 25, 2022. The repricing did not apply to our U.S.-based hourly employees (or employees with equivalent roles in non-U.S. locations) or our C-level executives. The original exercise prices of the repriced stock options ranged from $12.94 to $146.79 per share for the 2,138 total grantees. Each stock option was repriced to have a per share exercise price of $9.13. There were no changes to the number of shares, the vesting schedule or the expiration date of the repriced stock options.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As described below, we previously identified a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2022 because of the material weaknesses described below.

Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As first reported in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, we previously identified a material weakness in our internal control over financial reporting related to controls around the existence, completeness, and valuation of inventory.

While management has made enhancements to its physical inventory compilation process throughout fiscal year 2022, we identified ongoing deficiencies in the operation of controls to validate the completeness and accuracy of key reports used in compiling and reviewing the results of our physical inventory counts.

These same reports are also used in other controls over the valuation of ending inventory balances which results in those controls also being deficient. We continue to implement remediation efforts, which include:

•Increasing our communication with third-party logistics providers and our oversight over third-party logistics providers’ inventory management policies and procedures.
•Implementing additional monitoring controls to ensure consistency of inventory data across Peloton internal systems, our warehouses, and third-party logistic providers.
•Evaluating the effectiveness of our current cycle count program and controls, including IT general controls over systems facilitating cycle counts, to automate inventory count and reporting.
•Providing training of standard operating procedures and internal controls to key stakeholders within the supply chain, logistics, and inventory processes.

In addition, in connection with our assessment of the effectiveness of internal control over financial reporting as of June 30, 2022, control deficiencies were identified that, in the aggregate, represent a material weakness in our internal control over financial reporting. These control deficiencies relate to (i) the design of our controls associated with the application of fair value measurements pertaining to goodwill and long-lived asset impairment analyses, as well as (ii) evidence of the review supporting the validation of the inputs and assumptions used in our goodwill and long-lived asset impairment testing and restructuring assessment. In order to remediate this material weakness, we are implementing the following measures:

•Enhancing the design of our controls and implementing guidelines setting forth specific requirements for documenting our procedures for validating the data used in our impairment analysis and restructuring assessment.
•Implementing additional review and analysis procedures to validate compliance with our guidelines and our policies outlining the application fair value in accounting processes when required, including steps to improve the operation and monitoring of control activities and procedures associated with our impairment assessments.
•Determining any additional resources that may be necessary to effectively implement additional review and analysis procedures over the assumptions, inputs, and methodologies described herein.

The actions that we are taking are subject to ongoing senior management review, as well as oversight of the audit committee of our Board of Directors. We also may conclude that additional measures may be required to remediate the material weaknesses or determine to modify the remediation plans described above. We will not be able to conclude that we have remediated the material weaknesses until the applicable controls are fully implemented and operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate.

These material weaknesses did not result in any material misstatements in our financial statements or disclosures. Based on additional procedures and post-closing review, management concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm that audited the consolidated financial statements, has issued an audit report on our internal control over financial reporting as of June 30, 2022, which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2022, and is incorporated herein by reference.
Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2022, and is incorporated herein by reference.
Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2022, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2022, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2022, and is incorporated herein by reference.
Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K:

1. Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8, of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All financial statement schedules have been omitted because they are not required or are not applicable, or the required information is shown in our consolidated financial statements or the notes thereto.

3. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
2.1	Stock and Asset Purchase Agreement, dated December 21, 2020, by and between the Registrant and Amer Sports Corporation	10-Q	001-39058	2.1	02/05/2021
3.1	Restated Certificate of Incorporation.	10-Q	001-39058	3.1	11/06/2019
3.2	Amended and Restated Bylaws.	8-K	001-39058	3.1	04/27/2020
4.1	Form of Class A common stock certificate.	S-1/A	333-233482	4.1	09/10/2019
4.2	Fourth Amended and Restated Investors’ Rights Agreement by and between the Registrant and certain security holders of the Registrant, dated April 5, 2019.	S-1	333-233482	4.2	08/27/2019
4.3	Indenture, dated as of February 11, 2021, between the Registrant and U.S. Bank National Association, as trustee.	8-K	001-39058	4.1	02/11/2021
4.4	Form of 0.00% Convertible Senior Notes due 2026 (included in Exhibit 4.3)	8-K	001-39058	4.2	02/11/2021
4.5	Description of Class A Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-39058	4.3	09/11/2020
10.1†	Form of Indemnification Agreement.	S-1	333-233482	10.1	08/27/2019
10.2†	2015 Stock Plan and forms of award agreements thereunder.	S-1	333-233482	10.2	08/27/2019

10.3†	2019 Equity Incentive Plan and forms of award agreements thereunder.					X
10.4†	2019 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-8	333-233941	4.8	09/26/2019
10.5†	Offer Letter by and between John Foley and the Registrant, dated September 9, 2019.	S-1/A	333-233482	10.5	09/10/2019
10.6†	Offer Letter by and between William Lynch and the Registrant, dated January 28, 2017.	S-1/A	333-233482	10.6	09/10/2019
10.7†	Offer Letter by and between Jill Woodworth and the Registrant, dated December 8, 2017.	S-1/A	333-233482	10.7	09/10/2019
10.8†	Offer Letter by and between Thomas Cortese and the Registrant, dated February 6, 2017.	10-K	001-39058	10.8	09/11/2020
10.9†	Employment Contract by and between Kevin Cornils and Peloton Interactive UK Limited, dated February 1, 2018.					X
10.10†	Offer Letter by and between Barry McCarthy and the Registrant, dated February 7, 2022.	8-K	001-39058	10.1	02/08/2022
10.11†	Transition and Consulting Agreement by and between Jill Woodworth and the Registrant, dated June 6, 2022.	8-K	001-39058	10.2	06/06/2022
10.12†	Offer Letter by and between Ms. Coddington and the Registrant, dated June 6, 2022.	8-K	001-39058	10.1	06/06/2022
10.13†	Severance and Change in Control Plan and form of participation agreement thereunder.	10-K	001-39058	10.9	09/11/2020
10.14	Agreement of Lease by and between the Registrant and Maple West 25th Owner, LLC, dated November 11, 2015, as amended.	S-1/A	333-233482	10.9	09/10/2019
10.15	Agreement of Lease by and between the Registrant and CBP 441 Ninth Avenue Owner LLC, dated November 16, 2018.	S-1/A	333-233482	10.10	09/10/2019
10.16	Form of Base Capped Call Transaction Confirmation.	8-K	001-39058	10.1	02/11/2021
10.17	Form of Additional Capped Call Transaction Confirmation.	8-K	001-39058	10.2	02/11/2021

10.18
Amendment and Restatement Agreement, dated as of May 25, 2022, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and certain banks and financial institutions party thereto as lenders and issuing banks, as amended
X
21.1	List of Subsidiaries.	S-1	333-233482	21.1	08/27/2019
23.1	Consent of Ernst & Young LLP, Independent registered public accounting firm.					X
24.1	Power of Attorney (included in the signature page).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

† Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
X Filed herewith.
XX Furnished herewith.
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

PELOTON INTERACTIVE, INC.
Date: September 6, 2022	By:	/s/ Barry McCarthy
Barry McCarthy Chief Executive Officer (Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Barry McCarthy, Elizabeth F. Coddington, and Allen Klingsick and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Barry McCarthy	President, Chief Executive Officer and Director (Principal Executive Officer)	September 6, 2022
Barry McCarthy

By:	/s/ Elizabeth F Coddington	Chief Financial Officer (Principal Financial Officer)	September 6, 2022
Elizabeth F Coddington

By:	/s/ Allen Klingsick	Chief Accounting Officer (Principal Accounting Officer)	September 6, 2022
Allen Klingsick

By:	/s/ John Foley	Director and Executive Chair	September 6, 2022
John Foley

By:	/s/ Karen Boone	Director	September 6, 2022
Karen Boone

By:	/s/ Jon Callaghan	Director	September 6, 2022
Jon Callaghan

By:	/s/ Jay Hoag	Director	September 6, 2022
Jay Hoag

By:	/s/ Angel Mendez	Director	September 6, 2022
Angel Mendez

By:	/s/ Jonathan Mildenhall	Director	September 6, 2022
Jonathan Mildenhall

By:	/s/ Pamela Thomas-Graham	Director	September 6, 2022
Pamela Thomas-Graham