Form 10-Q
period 2022-09-30
PELOTON INTERACTIVE, INC.
filed 2022-11-03
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2022, the number of shares of the registrant’s Class A common stock outstanding was 313,517,712 and the number of shares of the registrant’s Class B common stock outstanding was 26,536,209.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including, without limitation, statements regarding our execution of and timing of and the expected benefits from our restructuring initiatives and cost-saving measures, the cost savings and other efficiencies of expanding relationships with our third party partners, details regarding and the timing of the launch of new products and services, our new initiatives with retailer partners and our efforts to optimize our retail store footprint, the prices of our products and services in the future, our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions.

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

•our reliance on a limited number of suppliers, contract manufacturers, and logistics partners for our Connected Fitness Products (as defined below);

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

•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally; and

•those risks and uncertainties described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, and the sections titled “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as such factors may be updated in our filings with the Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	September 30,	June 30,
	2022	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$938.5	$1,253.9
Accounts receivable, net	81.9	83.6
Inventories, net	993.2	1,104.5
Prepaid expenses and other current assets	279.2	192.5
Total current assets	2,292.9	2,634.6
Property and equipment, net	495.9	610.9
Intangible assets, net	37.3	41.3
Goodwill	41.2	41.2
Restricted cash	78.1	3.8
Operating lease right-of-use assets, net	616.1	662.5
Other assets	31.1	34.3
Total assets	$3,592.5	$4,028.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$622.3	$797.4
Deferred revenue and customer deposits	197.4	201.1
Current portion of long-term debt and other bank borrowings	7.5	7.5
Operating lease liabilities, current	89.8	86.4
Other current liabilities	10.3	13.2
Total current liabilities	927.2	1,105.5
0% Convertible senior notes, net	984.6	864.0
Term loan, net	690.1	690.0
Operating lease liabilities, non-current	691.6	725.4
Other non-current liabilities	40.5	50.7
Total liabilities	3,334.0	3,435.6
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 Class A shares authorized, 311,105,668 and 308,241,938 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively; 2,500,000,000 and 2,500,000,000 Class B shares authorized, 28,733,963 and 30,032,078 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively.	—	—
Additional paid-in capital	4,320.0	4,291.3
Accumulated other comprehensive income	17.1	12.2
Accumulated deficit	(4,078.6)	(3,710.6)
Total Stockholders’ equity	258.5	592.9
Total liabilities and stockholders' equity	$3,592.5	$4,028.5
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended September 30,
	2022	2021
Revenue:
Connected Fitness Products	$204.2	$501.0
Subscription	412.3	304.1
Total revenue	616.5	805.2
Cost of revenue:
Connected Fitness Products	259.8	440.7
Subscription	139.5	101.4
Total cost of revenue	399.3	542.2
Gross profit	217.2	263.0
Operating expenses:
Sales and marketing	138.7	284.1
General and administrative	193.5	240.4
Research and development	88.1	97.7
Impairment expense	62.9	0.6
Restructuring expense	106.9	—
Supplier settlements	1.1	—
Total operating expenses	591.1	622.7
Loss from operations	(374.0)	(359.7)
Other (expense) income, net:
Interest expense	(20.9)	(8.6)
Interest income	4.0	0.6
Foreign exchange losses	(17.0)	(5.2)
Other income (expense), net	0.2	(0.7)
Total other expense, net	(33.7)	(13.9)
Loss before provision for income taxes	(407.7)	(373.6)
Income tax expense	0.8	2.4
Net loss	$(408.5)	$(376.0)
Net loss attributable to Class A and Class B common stockholders	$(408.5)	$(376.0)
Net loss per share attributable to common stockholders, basic and diluted	$(1.20)	$(1.25)
Weighted-average Class A and Class B common shares outstanding, basic and diluted	339,011,157	301,161,474
Other comprehensive (loss) income:
Net unrealized losses on marketable securities	$—	$(0.2)
Change in foreign currency translation adjustment	5.3	0.2
Derivative adjustments:
Net unrealized loss on hedging derivatives	—	(1.0)
Reclassification for derivative adjustments included in Net loss	(0.5)	—
Total other comprehensive income (loss)	4.8	(1.1)
Comprehensive loss	$(403.6)	$(377.1)
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(408.5)	$(376.0)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	29.0	28.1
Stock-based compensation expense	182.1	52.9
Non-cash operating lease expense	22.1	19.2
Amortization of premium from marketable securities	—	2.5
Amortization of debt discount and issuance costs	3.2	8.5
Impairment expense	62.9	0.6
Excess and obsolete inventory reserve adjustments	(4.0)	—
Net foreign currency adjustments	17.2	5.2
Changes in operating assets and liabilities:
Accounts receivable	1.3	(9.8)
Inventories	109.9	(332.4)
Prepaid expenses and other current assets	(11.8)	(40.4)
Other assets	2.7	(8.4)
Accounts payable and accrued expenses	(178.7)	56.0
Customer deposits and deferred revenue	(3.6)	40.6
Operating lease liabilities, net	(16.8)	(9.0)
Other liabilities	(9.9)	1.3
Net cash used in operating activities	(202.8)	(561.0)
Cash Flows from Investing Activities:
Maturities of marketable securities	—	120.3
Capital expenditures, including software	(43.6)	(91.0)
Net cash (used in) provided by investing activities	(43.6)	29.3
Cash Flows from Financing Activities:
Principal repayment of Term Loan	(1.9)	—
Proceeds from employee stock purchase plan withholdings	0.3	6.2
Proceeds from exercise of stock options	4.1	23.8
Principal repayments of finance leases	(0.5)	(0.5)
Net cash provided by financing activities	2.1	29.6
Effect of exchange rate changes	3.2	(20.1)
Net change in cash, cash equivalents, and restricted cash	(241.0)	(522.2)
Cash, cash equivalents, and restricted cash — Beginning of period	1,257.6	1,135.7
Cash, cash equivalents, and restricted cash — End of period	$1,016.6	$613.5
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$16.8	$0.3
Cash paid for income taxes	$2.6	$1.9
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Accrued and unpaid capital expenditures, including software	$5.4	$66.4
Stock-based compensation capitalized for software development costs	$2.9	$2.5
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance - June 30, 2021	300.1	$—	$2,618.9	$18.2	$(883.0)	$1,754.1
Activity related to stock-based compensation	2.3	—	118.0	—	—	118.0
Issuance of common stock under employee stock purchase plan	0.3	—	11.7	—	—	11.7
Other comprehensive income	—	—	—	(1.1)	—	(1.1)
Net loss	—	—	—	—	(376.0)	(376.0)
Balance - September 30, 2021	302.8	$—	$2,748.6	$17.1	$(1,258.8)	$1,506.9

Balance - June 30, 2022	338.3	$—	$4,291.3	$12.2	$(3,710.6)	$592.9
Activity related to stock-based compensation	1.3	—	185.4	—	—	185.4
Issuance of common stock under employee stock purchase plan	0.4	—	3.3	—	—	3.3
Cumulative effect of adopting ASU 2020-06	—	—	(160.1)	—	40.5	(119.6)
Other comprehensive loss	—	—	—	4.8	—	4.8
Net loss	—	—	—	—	(408.5)	(408.5)
Balance - September 30, 2022	339.8	$—	$4,320.0	$17.1	$(4,078.6)	$258.5
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Basis of Presentation and Consolidation
The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed consolidated balance sheet as of June 30, 2022, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations of the SEC. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the "Form 10-K"). However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows, and the changes in equity for the interim periods. The results for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2023, or any other period.

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

Certain immaterial amounts presented in the condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2021 have been reclassified to conform to the current year presentation.

Except as described elsewhere in Note 2 - Summary of Significant Accounting Policies under the section titled “Recently Issued Accounting Pronouncements,” there have been no material changes to the Company’s significant accounting policies as described in the Form 10-K.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, the realizability of inventory, content costs for past use reserve, fair value measurements, the incremental borrowing rate associated with lease liabilities, impairment of long-lived and intangible assets, useful lives of long lived assets, including property and equipment and finite lived intangible assets, product warranty, goodwill, accounting for income taxes, stock-based compensation expense, transaction price estimates, the fair values of assets acquired and liabilities assumed in business combinations and asset acquisitions, contingent consideration, and commitments and contingencies. Actual results may differ from these estimates.
Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted

ASU 2020-06
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock, thereby limiting the accounting results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the standard, effective July 1, 2022, using the modified retrospective transition method. Adoption of the new standard resulted in a reduction to Additional paid-in capital of $160.1 million to remove the equity component separately recorded for the conversion features associated with the Notes (as defined in Note 5 - Fair Value Measurements), an increase of $119.6 million in the carrying value of its Notes to reflect the full principal amount of the Notes outstanding net of issuance costs, and a decrease to Accumulated deficit of $40.5 million.

Accounting Pronouncements Not Yet Adopted

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

The Company expenses sales commissions on its Connected Fitness Products when incurred because the amortization period would have been less than one year. These costs are recorded in Sales and marketing in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
Connected Fitness Products
Connected Fitness Products include the Company’s portfolio of Connected Fitness Products and related accessories, Precor branded fitness products, delivery and installation services, Peloton branded apparel, extended warranty agreements, and commercial service contracts. The Company recognizes Connected Fitness Product revenue net of sales returns and discounts when the product has been delivered to the customer, except for extended warranty revenue that is recognized over the warranty period and service revenue that is recognized over the term of the service contract. The Company allows customers to return Peloton branded Connected Fitness Products within thirty days of purchase, as stated in its return policy.

The Company records fees paid to third-party financing partners in connection with its consumer financing program as a reduction of revenue, as it considers such costs to be a customer sales incentive. The Company records payment processing fees for its credit card sales for Connected Fitness Products within Sales and marketing in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

Subscription
The Company’s subscriptions provide unlimited access to content in its library of live and on-demand fitness classes. The Company’s subscriptions are offered on a month-to-month basis.

Amounts paid for subscription fees, net of refunds are included within Deferred revenue and customer deposits on the Company’s Condensed Consolidated Balance Sheets and recognized ratably over the subscription term. The Company records payment processing fees for its monthly subscription charges within cost of Subscription revenue in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

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
Activity related to the Company’s accrual for our estimated future product warranty obligation was as follows:

	Three Months Ended September 30,
	2022	2021
	(in millions)
Balance at beginning of period	$51.1	$51.5
Provision for warranty accrual	(2.5)	7.3
Warranty claims	(11.9)	(14.4)
Balance at end of period	$36.7	$44.4
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

Disaggregation of Revenue
The Company’s revenue from contracts with customers disaggregated by major product lines, excluding sales-based taxes, are included in Note 12 - Segment Information.

The Company’s revenue disaggregated by geographic region, were as follows:

	Three Months Ended September 30,
	2022	2021
	(in millions)
North America	$566.7	$728.8
International	49.9	76.4
Total revenue	$616.5	$805.2

The Company’s revenue attributable to the United States was $545.1 million and $696.1 million, or 88% and 86% of Total revenue, for the three months ended September 30, 2022 and 2021, respectively.

Customer Deposits and Deferred Revenue
As of September 30, 2022 and June 30, 2022, customer deposits of $105.9 million and $109.2 million, respectively, and deferred revenue of $91.4 million and $91.9 million, respectively, were included in Deferred revenue and customer deposits on the Company’s Condensed Consolidated Balance Sheets.

In the three months ended September 30, 2022 and 2021, the Company recognized revenue of $88.1 million and $72.6 million, respectively, that was included in the deferred revenue balance as of June 30, 2022 and 2021, respectively.

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.

4. Restructuring

In February 2022, we announced and began implementing a restructuring plan to realign the Company’s operational focus to support its multi-year growth, scale the business, and improve costs (the “Restructuring Plan”). The Restructuring Plan originally included: (i) reducing the Company’s headcount; (ii) closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for the Company’s previously planned Peloton Output Park; (iii) closing and consolidating several distribution facilities; and (iv) shifting to third-party logistics providers in most locations. The Company expects the Restructuring Plan to be substantially completed by the end of fiscal 2024.

In July 2022, August 2022 and October 2022, the Company took actions to update the Restructuring Plan. On July 12, 2022, the Company announced it is exiting all owned-manufacturing operations and expanding its current relationship with Taiwanese manufacturer Rexon Industrial Corp. Additionally, on August 12, 2022, the Company announced the decision to perform the following restructuring activities: (i) fully transition its North American Field Operations to third-party providers, including the significant reduction of its delivery workforce teams; (ii) eliminate a significant number of roles on the North America Member Support team and exit its real-estate footprints in its Plano and Tempe locations; and (iii) reduce its North America retail showroom presence. On October 6, 2022, the Company announced approximately 500 global team member positions have been eliminated.

As a result of the Restructuring Plan, the Company incurred the following charges, of which Asset write-downs and write-offs are included within Impairment expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The remaining charges incurred due to the restructuring plan are included within Restructuring expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

Three Months Ended September 30, 2022
Cash restructuring charges:	(in millions)
Severance and other personnel costs	$27.0
Professional fees and other related charges	3.1
Total cash charges	30.1

Non-cash charges:
Asset write-downs and write-offs	62.9
Stock-based compensation expense	76.8
Total non-cash charges	139.7

Total	$169.8

In connection with the Restructuring Plan, the Company committed to the closures of certain warehouse and retail locations, the discontinuation of manufacturing in North America, and the wind down of certain software implementation and development projects. Due to the actions taken, the Company tested certain long-lived assets (asset groups) for recoverability by comparing the carrying values of the asset groups to estimates of their future undiscounted cash flows, which were generally the liquidation value, or for operating lease right-of-use assets, income from a sublease arrangement. Based on the results of the recoverability tests, the Company determined that during the three months ended September 30, 2022, the undiscounted cash flows of certain assets (asset groups) were below their carrying values, indicating impairment. The assets were written down to their estimated fair values, which were determined based on their estimated liquidation or sales value, or for operating lease right-of-use assets, discounted cash flows of a sublease arrangement.

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, as follows:

	Severance and other personnel costs	Professional fees and other related charges	Total
	(in millions)
Balance as of June 30, 2022	$10.9	$—	$10.9
Charges	27.0	3.1	30.1
Cash payments	(22.4)	(1.5)	(23.9)
Balance as of September 30, 2022	$15.5	$1.5	$17.1

In addition to the above charges, the Company incurred approximately $1.9 million of capital expenditures related to Peloton Output Park during the three months ended September 30, 2022.

In connection with the Restructuring Plan, the Company estimates that it will incur additional cash charges of approximately $70 million, primarily composed of severance and other exit costs, in fiscal year 2023 and beyond. Additionally, the Company expects to recognize additional non-cash charges of approximately $70 million, primarily composed of asset impairment and stock-based compensation charges, in fiscal year 2023 in connection with the Restructuring Plan.

5. Fair Value Measurements

Fair Value Measurements of Other Financial Instruments
The following tables present the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
0% Convertible Senior Notes	$—	$670.0	$—	$670.0

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
0% Convertible Senior Notes	$—	$632.2	$—	$632.2
The fair value of the 0% Convertible Senior Notes due February 15, 2026 (the “Notes”) is determined based on the closing price on the last trading day of the reporting period.
The carrying value of the Term Loan approximates the fair value as the Term Loan as of September 30, 2022.
6. Inventories
Inventories were as follows:

	September 30, 2022	June 30, 2022
	(in millions)
Raw materials	$93.4	$102.5
Work-in-process	—	3.7
Finished products(1)	1,179.8	1,283.7
Total inventories	1,273.1	1,389.9
Less: Reserves	(279.9)	(285.4)
Total inventories, net	$993.2	$1,104.5
_________________________
(1) Includes $46.9 million and $36.4 million of finished goods inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of September 30, 2022 and June 30, 2022, respectively.
The Company periodically assesses and adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. The Company recorded inventory reserves as of September 30, 2022 primarily in the amounts of $124.9 million related to excess accessories and apparel inventory that the Company does not expect to sell above its current carrying value, $88.3 million related primarily to returned Connected Fitness Products that the Company does not expect to sell, and $41.9 million in reserves for component parts that the Company estimated would have no future use.
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

Each $1,000 principal amount of the Notes is initially convertible into 4.1800 shares of the Company’s Class A common stock, $0.000025 par value per share (“Class A Common Stock”), which is equivalent to an initial conversion price of approximately $239.23 per share. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the Indenture. In addition, if certain corporate events that constitute a make-whole fundamental change occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

The net carrying amount of the liability component of the Notes was as follows:

September 30, 2022
(in millions)
Principal	$1,000.0
Unamortized debt discount	—
Unamortized debt issuance costs	(15.4)
Net carrying amount	$984.6

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended September 30,
	2022	2021
	(in millions)
Amortization of debt discount(1)	$—	$7.6
Amortization of debt issuance costs	1.1	0.8
Total interest expense related to the Notes	$1.1	$8.4

(1) The decrease in total interest expense during the three months ended September 30, 2022 was due to the derecognition of the unamortized debt discount, partially offset by the increase in the amortization of issuance costs previously recognized in equity. These changes were the result of the Company’s adoption of ASU No. 2020-06, as of July 1, 2022, as described in Note 2 - Summary of Significant Accounting Policies,

Capped Call Transactions
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

Second Amended and Restated Credit Agreement
In 2019, the Company entered into an amended and restated revolving credit agreement as amended, modified or supplemented prior to entrance into the Second Amended and Restated Credit Agreement (as defined below). The Amended and Restated Credit Agreement provided for a $500.0 million secured revolving credit facility, including up to the lesser of $250.0 million and the aggregate unused amount of the facility for the issuance of letters of credit.

The Amended and Restated Credit Agreement also permitted the incurrence of indebtedness to permit the Capped Call Transactions and issuance of the Notes.

On May 25, 2022, the Company entered into an Amendment and Restatement Agreement to the Second Amended and Restated Credit Agreement (and as amended, restated or otherwise modified from time to time, the “Second Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain banks and financial institutions party thereto as lenders and issuing banks. Pursuant to the Second Amended and Restated Credit Agreement, the Company amended and restated the Amended and Restated Credit Agreement.

The Second Amended and Restated Credit Agreement provides for a $750.0 million term loan facility (the “Term Loan”), which will be due and payable on May 25, 2027 or, if greater than $200.0 million of the Notes are outstanding on November 16, 2025 (the “Springing Maturity Condition”), November 16, 2025 (the “Springing Maturity Date”). The Term Loan amortizes in quarterly installments of 0.25%, payable at the end of each fiscal quarter and on the maturity date.

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

During the three months ended September 30, 2022 and 2021, the Company incurred total commitment fees of $0.4 million and $0.3 million, respectively, which are included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of September 30, 2022, the Company had drawn the full amount of the Term Loan and we had not drawn on the Revolving Facility, and we had $748.1 million of total outstanding borrowings under the Second Amended and Restated Credit Agreement.

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

As of September 30, 2022, the Company was in compliance with the covenants under the Second Amended and Restated Credit Agreement. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of September 30, 2022, we had outstanding letters of credit totaling $82.6 million, of which $77.8 million is classified as Restricted cash on the Condensed Consolidated Balance Sheet.

Our proceeds in connection with the Term Loan were $696.4 million, net of discount of $33.8 million and issuance costs of $19.8 million. Both the discount and issuance costs are being amortized to interest expense over the term of the Term Loan using the effective interest rate method. The effective interest rate was 10.2%.

The net carrying amount of the Term Loan was as follows:

	September 30, 2022	June 30, 2022
	(in millions)
Principal	$750.0	$750.0
Principal payments	(1.9)	—
Unamortized debt discount	(31.8)	(33.1)
Unamortized debt issuance costs	(18.7)	(19.4)
Net carrying amount	$697.6	$697.5

The following table sets forth the interest expense recognized related to the Term Loan:

	Three Months Ended September 30,
	2022	2021
	(in millions)
Amortization of debt discount	$1.4	$—
Amortization of debt issuance costs	0.8	—
Total interest expense related to the Term Loan	$2.2	$—

8. Commitments and Contingencies
The Company is subject to minimum guarantee royalty payments associated under certain music license agreements.

The following represents the Company's minimum annual guarantee payments under music license agreements for the next three years as of September 30, 2022:

Future Minimum Payments
Fiscal Year	(in millions)
2023 (remaining)	$100.7
2024	125.5
2025	43.8
Total	$270.0

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
Prior to the execution of go-forward music license agreements, the Company estimates and records expenses inclusive of estimated content costs for past use as well as normal and recurring music royalty expenses. The Company includes both of these components in its reserve. As of September 30, 2022 and 2021, the Company recorded reserves of $10.3 million and $10.8 million, respectively, included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

Product Recall Return Reserves
On May 5, 2021, the Company announced separate, voluntary recalls of its Tread+ and Tread products in collaboration with the U.S. Consumer Product Safety Commission ("CPSC") and halted sales of these products to work on product enhancements. On October 18, 2022, the CPSC and the Company jointly announced that consumers now have more time to get a full refund if they wish to return their recalled Tread+. With the extension of the full refund period by one additional year, to November 6, 2023, the Company expects that more Members will opt for a full refund, and has accordingly increased the Company’s return reserve. The Company accrued for a reduction to Connected Fitness Products revenue for actual and estimated future returns of $26.5 million and $11.4 million for the three months ended September 30, 2022 and 2021, respectively, and a return reserve of $57.9 million and $31.1 million, respectively, was included within Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets related to the impacts of the Tread+ recall. The estimated returns reserve is primarily based on historical and expected product returns. The Company recorded costs associated with inventory write-downs and logistics costs of $2.5 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, in Connected Fitness Products cost of revenue.

Commitments to Suppliers
The Company utilizes contract manufacturers to build its products and accessories. These contract manufacturers acquire components and build products based on demand forecast information the Company supplies, which typically covers a rolling 12-month period. Consistent with industry practice, the Company acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover the Company’s forecasted product and manufacturing requirements for periods that range a number of months. In certain instances, these agreements allow the Company the option to cancel, reschedule, and/or adjust our requirements based on its business needs for a period of time before the order is due to be fulfilled. While the Company’s purchase orders are legally cancellable in many situations, there are some that are not cancellable in the event of a demand plan change or other circumstances, such as where the supplier has procured unique, Peloton-specific designs, and/or specific non-cancellable, non-returnable components based on our provided forecasts.

Through the date of this filing, the Company’s commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of Peloton products were estimated to be approximately $332.0 million.

Legal and Regulatory Proceedings
The Company is, or may become, a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business.

For example, we received reports of a number of injuries associated with our Tread+ product, one of which led to the death of a child. As a result of those reported Tread+ incidents, in April 2021, the CPSC unilaterally issued a warning to consumers about the safety hazards associated with the Tread+. While we do not agree with all of the assertions in the CPSC’s warning, in May 2021 we initiated a voluntary recall of our Tread+ product in collaboration with the CPSC. The CPSC is currently investigating the matter, and in August 2022 the CPSC notified us that the agency staff believes we failed to meet our statutory obligations under the Consumer Product Safety Act and intends to recommend that the CPSC impose civil monetary penalties. While we disagree with the agency staff, we are engaged in ongoing confidential discussions with the CPSC. In addition, shortly after the May 2021 recalls, the U.S. Department of Justice (the “DOJ”) and the Department of Homeland Security (the “DHS”) subpoenaed us for documents and other information related to our statutory obligations under the Consumer Product Safety Act and is continuing to investigate the matter. The SEC is also investigating our public disclosures concerning the recall, as well as other matters. In addition to the regulatory investigations, we are presently subject to class action litigation and private personal injury claims related to these perceived defects in the Tread+ and incidents reported to result from its use.

Additionally on April 29, 2021, Ashley Wilson filed a putative securities class action lawsuit against the Company and certain of its officers, captioned Wilson v. Peloton Interactive, Inc., et al., Case No. 1:21-cv-02369-CBA-PK, in the United States District Court for the Eastern District of New York (the "Wilson Action"), and on May 24, 2021, Leigh Drori filed a related putative securities class action lawsuit, captioned Drori v. Peloton Interactive, Inc., et al., Case No. 1:21-cv-02925-CBA-PK, also in the United States District Court for the Eastern District of New York (the “Drori Action”). On November 16, 2021, the district judge consolidated the Wilson and Drori Actions under the caption In re Peloton Interactive, Inc. Securities Litigation, Master File No. 21-cv-02369-CBA-PK, and appointed Richard Neswick as lead plaintiff. On January 21, 2022, lead plaintiff filed an amended consolidated complaint in the action purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between September 11, 2020 and May 5, 2021. Lead plaintiff alleges that the Company and certain of its officers made false or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 (“Exchange Act”) regarding the Company’s Tread and Tread+ products and the safety of those products. Defendants served their motion to dismiss the amended consolidated complaint on March 7, 2022, and briefing was complete on April 26, 2022. A hearing on the motion to dismiss was held on June 8, 2022. The court has not yet ruled on the motion to dismiss.

On May 20, 2021, Alan Chu filed a verified shareholder derivative action lawsuit purportedly on behalf of the Company against certain of the Company’s executive officers and the members of the Board of Directors, captioned Chu v. Foley, et al., Case No. 1:21-cv-02862, in the United States District Court for the Eastern District of New York (the “Chu Action”). Plaintiff Chu alleges breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Exchange Act, as well as a claim for contribution under Sections 10(b) and 21D of the Exchange Act against the Company’s Chief Executive Officer and Chief Financial Officer. On August 13, 2021 and August 19, 2021, two related verified shareholder derivative complaints were filed, captioned Genack v. Foley, et al., Case No. 1:21-cv-04583 and Liu v. Foley, et al., Case No. 1:21-cv-04687, also purportedly on behalf of the Company, in the United States District Court for the Eastern District of New York. On October 13, 2021, the parties in the three putative derivative actions filed a stipulation seeking to consolidate the actions, and agreeing to a schedule for plaintiffs to file motions to be appointed lead plaintiff. On October 26, 2021, the court entered the stipulation consolidating the three actions under the caption In re Peloton Interactive, Inc. Derivative Litigation, Master File No. 21-cv-02862-CBA-PK. On November 23, 2021, Anthony Franchi filed a shareholder derivative action in the United States District Court for the Eastern District of New York against certain of the Company’s executive officers and members of the board of directors captioned Franchi v. Blachford, et al., Case No. CV 21-06544 (the “Franchi Action”), which alleges breaches of fiduciary duty, unjust enrichment, and violations of Sections 14(a) and 20(a) of the Exchange Act. On January 24, 2022, the court entered a stipulation consolidating the Franchi Action into In re Peloton Interactive, Inc. Derivative Litigation and appointed each plaintiff a co-lead plaintiff. On February 3, 2022, the parties filed a stipulation to stay the consolidated derivative action, which the Court entered on February 11, 2022.

On November 18, 2021, the City of Hialeah Employees’ Retirement System filed a putative securities class action lawsuit against the Company and certain of its officers in the United States District Court for the Southern District of New York, captioned City of Hialeah Employees’ Retirement System v. Peloton Interactive, Inc., Case No. 21-cv-09582-ALC (the “Hialeah Action”), and on December 2, 2021, Anastasia Deulina filed a related putative securities class action against the same defendants also in the United States District Court for the Southern District of New York captioned Deulina v. Peloton Interactive, Inc., Case No. 21-cv-10266-ALC (the “Deulina Action”). On May 5, 2022, the Court consolidated the Hialeah and Deulina Actions and appointed Robeco Capital Growth Funds SICAV – Robeco Global Consumer Trends as lead plaintiff. Lead plaintiff filed its amended complaint on June 25, 2022, purportedly on behalf of a class of individuals who purchased or otherwise acquired the Company’s common stock between February 5, 2021 and November 4, 2021, alleging that the Company and certain of its officers made false or misleading statements about demand for the Company’s products and engaged in improper trading in violation of Sections 10(b), 20(a), and 20A of the Exchange Act. Defendants filed their motion to dismiss on August 22, 2022, and briefing will be completed by November 3, 2022.

In April 2021, DISH Technologies L.L.C., and Sling TV L.L.C. (“DISH”) filed a complaint in the United States District Court for the Eastern District of
Texas. DISH, and, along with DISH DBS Corporation, also filed a complaint in the United States International Trade Commission (“ITC”) under Section 337 of the Tariff Act of 1930 against the Company, along with ICON Health & Fitness, Inc. (now iFIT Inc. f/k/a Icon Health & Fitness, Inc.), FreeMotion Fitness, Inc., NordicTrack, Inc., lululemon athletica, inc., and Curiouser Products Inc. d/b/a MIRROR. The complaints allege infringement of various patents related to fitness devices containing internet-streaming enabled video displays. In the ITC matter, on September 9, 2022 an Initial Determination was issued recommending that the ITC enter an exclusion order and cease and desist against Peloton’s Bike, Bike+, Tread and Tread+ products (and others that operate similarly) on the basis that those products infringed all four asserted patents of DISH. Peloton has filed a Petition for Review of that determination to the ITC. The ITC currently has 60 days from the date of Initial Determination to determine whether to review the Initial Determination and until January 9, 2023 to make a final determination on a remedy. In the Eastern District of Texas complaint, DISH is seeking an order permanently enjoining the Company from infringing the asserted patents, an award of damages for the infringement of the asserted patents, and an award of damages for lost sales. The ITC investigation is ongoing and the Texas litigation remains stayed pending resolution to the ITC investigation.

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
9. Equity-Based Compensation

2019 Equity Incentive Plan
In August 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which was subsequently approved by the Company’s stockholders in September 2019. The 2019 Plan serves as the successor to the 2015 Stock Plan (the "2015 Plan"). The 2015 Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. Any reserved shares not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2019 Plan became available for grant under the 2019 Plan and will be issued as Class A common stock. The number of shares reserved for issuance under the 2019 Plan will increase automatically on July 1 of each of 2020 through 2029 by the number of shares of the Company’s Class A Common Stock equal to 5% of the total outstanding shares of all of the Company’s classes of common stock as of each June 30 immediately preceding the date of increase, or a lesser amount as determined by the Board of Directors. On July 1, 2022, the number of shares of Class A Common Stock available for issuance under the 2019 Plan was automatically increased according to its terms by 16,913,700 shares. As of September 30, 2022, 49,846,256 shares of Class A Common Stock are available for future award under the 2019 Plan.

Stock Options
The following summary sets forth the stock option activity under the 2015 Plan and 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2022	61,815,926	$25.28	6.7	$93.2
Granted	836,831	$9.52
Exercised	(378,031)	$2.85		$3.1
Forfeited or expired	(2,288,786)	$45.63
Outstanding — September 30, 2022	59,985,940	$17.80	5.2	$57.8
Vested and Exercisable— September 30, 2022	39,404,776	$14.39	3.5	$57.8

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested - June 30, 2022	25,347,235	$19.35
Granted	836,831	$6.74
Vested	(3,877,388)	$18.10
Forfeited or expired	(1,725,514)	$5.46
Unvested - September 30, 2022	20,581,164	$19.31

The aggregate intrinsic value of options outstanding and vested and exercisable was calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2022. The fair value of the common stock is the closing stock price of the Company's Class A Common Stock as reported on The Nasdaq Global Select Market. The aggregate intrinsic value of exercised options was $3.1 million and $176.4 million for the three months ended September 30, 2022 and 2021, respectively.

On July 1, 2022, the Compensation Committee approved a one-time repricing of stock option awards that had been granted to date under the 2019 Plan. The repricing impacted stock options held by all employees who remained employed through July 25, 2022. The repricing did not apply to our U.S.-based hourly employees (or employees with equivalent roles in non-U.S. locations) or our C-level executives. The original exercise prices of the repriced stock options ranged from $12.94 to $146.79 per share for the 2,138 total grantees. Each stock option was repriced to have a per share exercise price of $9.13, which was the closing price of the Company’s Class A Common Stock on July 1, 2022. There were no changes to the number of shares, the vesting schedule or the expiration date of the repriced stock options. Incremental stock-based compensation expense resulting from the repricing was $21.9 million in the aggregate. Approximately $4.7 million was recognized immediately during the three months ended September 30, 2022, for vested options, with the remainder to be recognized over the remaining weighted-average vesting term of approximately 2.9 years.

For the three months ended September 30, 2022 and 2021, the weighted-average grant date fair value per option was $6.74 and $45.45, respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

Three Months Ended September 30, 2022
Weighted average risk-free interest rate (1)	2.9%
Weighted average expected term (in years)	6.2
Weighted average expected volatility (2)	79.9%
Expected dividend yield	—
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

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2022	8,977,705	$42.49
Granted	13,126,319	$10.23
Vested and converted to shares	(891,569)	$50.26
Cancelled	(1,486,768)	$35.63
Outstanding — September 30, 2022	19,725,687	$21.18

Employee Stock Purchase Plan
In August 2019, the Board of Directors adopted, and in September 2019, the Company's stockholders approved, the ESPP, through which eligible employees may purchase shares of the Company's Class A Common Stock at a discount through accumulated payroll deductions. The ESPP became effective on the date the registration statement, in connection with the Company’s IPO, was declared effective by the SEC (the "Effective Date"). The number of shares of the Company's Class A Common Stock that will be available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2022, the number of shares of Class A Common Stock available for issuance under the ESPP was automatically increased according to its terms by 3,382,740 shares. As of September 30, 2022, a total of 13,145,078 shares of Class A Common Stock was available for sale to employees under the ESPP.

Unless otherwise determined by the Board of Directors, each offering period will consist of four six-month purchase periods, provided that the initial offering period commenced on the Effective Date and ended on August 31, 2021, and the initial purchase period ended February 28, 2020. Thereafter, each offering period and each purchase period will commence on September 1 and March 1 and end on August 31 and February 28 of each two-year period or each six-month period, respectively, subject to a reset provision. If the closing stock price on the first day of an offering period is higher than the closing stock price on the last day of any applicable purchase period, participants will be withdrawn from the ongoing offering period immediately following the purchase of ESPP shares on the purchase date and will automatically be enrolled in the subsequent offering period (“ESPP reset”), resulting in a modification under ASC 718.

Unless otherwise determined by the Board of Directors, the purchase price for each share of Class A Common Stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period or the fair market value per share on the last trading day of the applicable purchase period. During the three months ended September 30, 2022, there were ESPP resets that resulted in total modification charges of $2.7 million, which are recognized over the new two-year offering period ending August 30, 2024.

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods were as follows:

Three Months Ended September 30, 2022
Weighted average risk-free interest rate	0.6%
Weighted average expected term (in years)	1.3
Weighted average expected volatility	85.7%
Expected dividend yield	—

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

During the three months ended September 30, 2022 and 2021, the Company recorded Stock-based compensation expense associated with the ESPP of $7.6 million and $3.6 million, respectively.

In connection with the offering period that ended on August 31, 2022, employees purchased 386,121 shares of Class A common stock at a weighted-average price of $8.66 under the ESPP. As of September 30, 2022, total unrecognized compensation cost related to the ESPP was $20.3 million, which will be amortized over a weighted-average remaining period of 1.9 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Three Months Ended September 30,
	2022	2021
	(in millions)
Cost of revenue
Connected Fitness Products	$7.3	$4.4
Subscription	12.7	3.6
Total cost of revenue	20.1	8.0
Sales and marketing	10.7	6.5
General and administrative	52.3	29.5
Research and development	22.2	8.9
Restructuring expense	76.8	—
Total stock-based compensation expense	$182.1	$52.9

As of September 30, 2022, the Company had $744.1 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 2.8 years.

In the three months ended September 30, 2022, six employees of the Company who were eligible to participate in the Company’s Severance and Change in Control Plan (the “Severance Plan”) terminated employment. Certain modifications were made to equity awards, including, in certain instances, the post-termination period during which an employee may exercise outstanding stock options was extended from 90 days to one year (or the option expiration date, if earlier), and extended vesting was tied to certain consulting services that were deemed to be non-substantive. In one instance, the post-termination period during which an employee may exercise outstanding stock options was extended from 90 days to approximately 2.8 years. As a result of these modifications, the Company recognized incremental Stock-based compensation expense of $43.4 million within Restructuring expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
10. Income Taxes
The Company recorded a provision from income taxes of $0.8 million and $2.4 million for the three months ended September 30, 2022 and 2021, respectively. Furthermore, the Company's effective tax rates were (0.20)% and (0.63)% for the three months ended September 30, 2022 and 2021, respectively. The income tax provision and the effective tax rate are primarily driven by state and international taxes.

The Company maintains a valuation allowance on the majority of its deferred tax assets as it has concluded that it is more likely than not that the deferred assets will not be utilized.
11. Net Loss Per Share
The computation of loss per share is as follows:

	Three Months Ended September 30,
	2022	2021
	($ in millions except per share amounts)
Basic and diluted loss per share:
Net loss attributable to common stockholders	$(408.5)	$(376.0)
Shares used in computation:
Weighted-average common shares outstanding	339,011,157	301,161,474
Basic and diluted loss per share	$(1.20)	$(1.25)
Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended September 30,
	2022	2021
Employee stock options	15,944,915	50,865,988
Restricted stock units and awards	133,396	400,860
Shares estimated to be purchased under ESPP	—	113,479

Impact of the Notes
The Company expects to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. The conversion option will have a dilutive impact on net income per share of Common Stock when the average market price per share of the Company's Class A Common Stock for a given period exceeds the conversion price of the Notes of $239.23 per share. During the three months ended September 30, 2022, the weighted average price per share of the Company's Class A Common Stock was below the conversion price of the Notes.

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

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Three Months Ended September 30,
	2022	2021
	(in millions)
Connected Fitness Products:
Revenue	$204.2	$501.0
Cost of revenue	259.8	440.7
Gross profit	$(55.6)	$60.3
Subscription:
Revenue	$412.3	$304.1
Cost of revenue	139.5	101.4
Gross profit	$272.8	$202.7
Consolidated:
Revenue	$616.5	$805.2
Cost of revenue	399.3	542.2
Gross profit	$217.2	$263.0
Reconciliation of Gross Profit
Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable Segment Gross Profit to consolidated Loss before provision for income tax is as follows:

	Three Months Ended September 30,
	2022	2021
	(in millions)
Segment Gross Profit	$217.2	$263.0
Sales and marketing	(138.7)	(284.1)
General and administrative	(193.5)	(240.4)
Research and development	(88.1)	(97.7)
Impairment expense	(62.9)	(0.6)
Restructuring expense	(106.9)	—
Supplier settlements	(1.1)	—
Total other expense, net	(33.7)	(13.9)
Loss before provision for income taxes	$(407.7)	$(373.6)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 7, 2022 (“Form 10-K”). As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion and analysis contains forward looking statements that involve risks, uncertainties, assumptions, and other important factors that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Form 10-K.

Overview
Peloton is the largest interactive fitness platform in the world with a loyal community of 6.7 million Members as of September 30, 2022. We pioneered connected, technology-enabled fitness, and the streaming of immersive, instructor-led boutique classes to our Members anytime, anywhere. We make fitness entertaining, approachable, effective, and convenient, while fostering social connections that encourage our Members to be the best versions of themselves. We define a Member as any individual who has a Peloton account through a paid All-Access Membership, or a paid Peloton App subscription.

Our Connected Fitness Product portfolio includes the Peloton Bike, Bike+, Tread, Tread+, and our first connected strength product, Peloton Guide. Our revenue is generated primarily from recurring Subscription revenue and the sale of our Connected Fitness Products. We have historically experienced significant growth in sales of our Connected Fitness Products, which, when combined with our low Average Net Monthly Connected Fitness Churn has led to significant growth in Connected Fitness Subscriptions.

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

First Quarter Fiscal 2023 Update and Recent Developments
As we have previously disclosed, forecasting for our business during and following the COVID-19 pandemic, particularly in its more recent stages, has proven to be very challenging. While we have been able to grow more than we anticipated just two years ago, fluctuations in demand and supply that we have been navigating during this time period led us to grow our operations beyond what we believe is currently best suited to our business. Although our belief in the positive long-term outlook for Connected Fitness remains unchanged, the long-term cost demands of our business require us to recalibrate our near-term expectations. Additionally, while demand for our Connected Fitness Products has continued to strongly outpace pre-pandemic levels, we have had significant difficulty in forecasting near-term consumer demand and, as a result, our expected near-term operating performance. See “Risk Factors—Risks Related to Our Business—Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in our Form 10-K.

Restructuring Plan
In February 2022, we announced and began implementing a restructuring plan to realign our operational focus to support our multi-year growth, scale the business, and improve costs (the “Restructuring Plan”). The Restructuring Plan originally included: (i) reducing our headcount; (ii) closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for our previously planned Peloton Output Park; (iii) closing and consolidating several distribution facilities; and (iv) shifting to third-party logistics providers in certain locations. We expect the Restructuring Plan to be substantially implemented by the end of fiscal 2024.

In July 2022, August 2022 and October 2022, we took actions to update the Restructuring Plan. On July 12, 2022, we announced we are exiting all owned-manufacturing operations and our expansion of our current relationship with Taiwanese manufacturer Rexon Industrial Corp. Additionally, on August 12, 2022, we announced our decision to perform the following additional restructuring activities: (i) fully transition our North American Field Operations to third-party providers, including the significant reduction of our delivery workforce teams; (ii) eliminate a significant number of roles on the North America Member Support team and exit our real-estate footprints in our Plano and Tempe locations; and (iii) reduce our North America retail showroom presence. On October 6, 2022, we announced approximately 500 global team member positions have been eliminated..

Total charges related to the Restructuring Plan were $169.8 million for the three months ended September 30, 2022, consisting of cash charges of $27.0 million for severance and other personnel and $3.1 million for professional fees and other related charges, and non-cash charges of $62.9 million related to non-inventory asset write-downs and write-offs, and $76.8 million for stock-based compensation expense.

In connection with the Restructuring Plan, the Company estimates that it will incur additional cash charges of approximately $70 million, primarily composed of severance and other exit costs in fiscal year 2023 and beyond. Additionally, the Company expects to recognize additional non-cash charges of approximately $70 million, primarily composed of asset impairment and stock-based compensation charges in fiscal year 2023 in connection with the Restructuring Plan.

We may not be able to fully realize the cost savings and benefits initially anticipated from the Restructuring Plan, and the expected costs may be greater than expected. See “Risk Factors—Risks Related to Our Business—We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business” in our Form 10-K.

Product and Content Highlights

On September 20, 2022, we announced the launch of Peloton Row. Row combines the innovative software, premium hardware design, and exclusive content that make up the signature Peloton experience, providing Members with a unique low-impact, full-body cardio and strength workout. Currently available through our online store and in 71 U.S. Peloton showrooms, we look forward to expanding Row's availability to additional U.S. Peloton showrooms in the near future and internationally over time. Veteran Peloton instructors Matt Wilpers and Adrian Williams are joined by former U.S. Olympic Team rower Alex Karwoski, former Ohio State University rower and coach Ash Pryor, and Katie Wang, who will lead Row Bootcamp offerings.

In the first quarter of fiscal year 2023, we were able to deliver on our promise of an always-improving experience for Peloton Members. Peloton Tread Members now have the option for an even smoother workout with Auto-Incline, and can dial in the perfect workout with mile splits and the ability to set Goals in a Just Run workout. We also launched Tread Talkback to empower blind and low vision Members to use the Tread independently.

We also introduced the much-requested Rep Counting to Guide Members, enabling them to see target reps for a given move in class, record the weight they are using, and automatically track their total weight lifted over time for the ultimate in effortless strength training. We also invested in the cross-platform member experience, including personalizing the home-screen and post-class recommendations and improving Lanebreak with additional filtering options and entry-points.

On October 3, 2022, we announced our industry-first partnership with Hilton, which will become the first hospitality brand to feature Peloton bikes across its entire hotel portfolio. The partnership also includes offering Hilton Honors members free access to special Peloton offers, including a 90-dial trial subscription to the Peloton App, as well as preferred pricing on select Peloton connected fitness products.

On October 13, 2022, Amazon announced that Peloton was one of the best sellers among the Top 100 Deals for Amazon's Prime Early Access sale. Expanding our third-party retail strategy, Peloton products will soon be available through over 100 DICK's Sporting Goods retail locations and through DICKS.com.

Product Recall Update

On May 5, 2021, we announced separate, voluntary recalls of each of our Tread+ and Tread products in collaboration with the CPSC and halted sales of these products to work on product enhancements. Members were notified that they could return their Tread or Tread+ for a full refund, or wait until a solution is available. Tread+ owners were also given the option to have Peloton move their Tread+ to a different location within their home. We announced a repair for the Tread in August 2021, shortly before resuming sales. We continue to work on potential hardware enhancements for Tread+, which remains recalled. More recently, in August 2022, we were notified by the CPSC that the agency staff believes we failed to meet our statutory obligations under the Consumer Product Safety Act and intends to seek civil monetary penalties. While we disagree with the agency staff, we are engaged in ongoing confidential discussions with the CPSC. On October 18, 2022, we announced a one- year extension of the full refund period for our Tread+ if consumers wish to return their Tread+ pursuant to the recall. With the extension of the full refund period by one additional year, to November 6, 2023, the Company expects that more Members will opt for a full refund, and has accordingly increased the Company’s return reserve. For the recall-to-date period, the Company recognized a reduction to Connected Fitness Products revenue for actual and estimated future returns of $166.9 million, and a return reserve of $57.9 million and $31.1 million is included within Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets related to the impacts of the recall as of September 30, 2022 and September 30, 2021, respectively. We may continue to incur additional costs that could include costs for which we have not accrued or established adequate reserves, including increases to the return reserves, inventory write-downs, logistics costs associated with Member requests to return or move their hardware, subscription waiver variable costs of service, anticipated recall-related hardware development and repair costs, and related legal and advisory fees. Recall charges are based upon estimates associated with our expected and historical consumer response rates. Our plan for the Tread+ recall is still being finalized and actual costs related to this matter may vary from the estimate, and may result in further impacts to our future results of operations and business. See “Risk Factors—Risks Related to Our Connected Fitness Products and Members—We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater product returns than expected, either of which could have an adverse effect on our business, financial condition, and operating results” in our Form 10-K.

Key Operational and Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended September 30,
	2022	2021
Ending Connected Fitness Subscriptions	2,973,371	2,491,711
Average Net Monthly Connected Fitness Churn	1.1%	0.8%
Subscription Gross Profit (in millions)	$272.8	$202.7
Subscription Contribution (in millions)(1)	$294.1	$211.7
Subscription Gross Margin	66.2%	66.7%
Subscription Contribution Margin(1)	71.3%	69.6%
Net loss (in millions)	$(408.5)	$(376.0)
Adjusted EBITDA (in millions)(2)	$(33.4)	$(233.7)
Adjusted EBITDA Margin(2)	(5.4)%	(29.0)%
Net Cash Used in Operating Activities (in millions)(3)	$(202.8)	$(561.0)
Free Cash Flow (in millions)(3)	$(246.3)	$(651.9)
______________________________
(1) Please see the section titled “Non-GAAP Financial Measures—Subscription Contribution and Subscription Contribution Margin” for a reconciliation of Subscription Gross Profit to Subscription Contribution and an explanation of why we consider Subscription Contribution and Subscription Contribution Margin to be helpful measures for investors.
(2) Please see the section titled “Non-GAAP Financial Measures—Adjusted EBITDA and Adjusted EBITDA Margin” for a reconciliation of Net loss to Adjusted EBITDA and an explanation of why we consider Adjusted EBITDA to be a helpful measure for investors.
(3) Please see the section titled “Non-GAAP Financial Measures—Free Cash Flow” for a reconciliation of net cash provided by (used in) operating activities to Free Cash Flow and an explanation of why we consider Free Cash Flow to be a helpful measure for investors.

Connected Fitness Subscriptions
Our ability to expand the number of Connected Fitness Subscriptions is an indicator of our market penetration and growth. We define a “Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, who has either paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers) or requested a “pause” to their subscription for up to three months. We do not include canceled or unpaid Connected Fitness Subscriptions in the Connected Fitness Subscription count. A subscription is canceled and ceases to be reflected in the above metrics as of the effective cancellation date, which is the Member’s next scheduled billing date.

Average Net Monthly Connected Fitness Churn
We use Average Net Monthly Connected Fitness Churn to measure the retention of our Connected Fitness Subscriptions. We define “Average Net Monthly Connected Fitness Churn” as Connected Fitness Subscription cancellations, net of reactivations, in the quarter, divided by the average number of beginning Connected Fitness Subscriptions in each month, divided by three months. When a Connected Fitness Subscription payment method fails, we communicate with our Members to update their payment method and make multiple attempts over several days to charge the payment method on file and reactivate the subscription. We cancel a Member’s Connected Fitness Subscription when it remains unpaid for two days after their billing cycle date. This metric does not include data related to our Peloton Digital subscriptions for Members who pay a monthly fee for access to our content library on their own devices.

Components of our Results of Operations
Revenue
Connected Fitness Products
Connected Fitness Product revenue consists of sales of our portfolio of Connected Fitness Products and related accessories, delivery and installation services, branded apparel, extended warranty agreements, and the sale, service, installation, and delivery contracts of our commercial business. Connected Fitness Product revenue is recognized at the time of delivery, except for extended warranty revenue that is recognized over the warranty period and service revenue that is recognized over the term, and is recorded net of returns and discounts and third-party financing program fees, when applicable.

Subscription
Subscription revenue consists of revenue generated from our monthly Connected Fitness Subscription and Peloton Digital subscription.

As of September 30, 2022, 99% and 87% of our Connected Fitness Subscription and Peloton Digital subscription bases were paying month-to-month, respectively.

If a Connected Fitness Subscription owns a combination of a Bike, Tread or Guide product in the same household, the price of the Subscription remains $44.00 monthly (price increased from $39 to $44 USD effective as of June 1, 2022). As of September 30, 2022, approximately 6% of our Connected Fitness Subscriptions owned both a Bike and Tread product.

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

Research and development
Research and development expense primarily consists of personnel and facilities-related expenses, consulting and contractor expenses, tooling and prototype materials, software platform expenses, and depreciation of property and equipment. We capitalize certain qualified costs incurred in connection with the development of internal-use software that may also cause research and development expenses to vary from period to period.

Impairment expense
Impairment expense consists of non-cash impairment charges relating to long-lived assets. Impairments are determined using management’s judgment about our anticipated ability to continue to use fixed assets in-service and under development, current economic and market conditions and their effects based on information available as of the date of these condensed consolidated financial statements. Management disposes of fixed assets during the regular course of business due to damage, obsolescence, strategic shifts, and loss.

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

Non-operating income and expenses
Other income (expense), net
Other income (expense), net consists of interest income (expense), unrealized and realized gains (losses) on investments, and impacts from foreign exchange transactions.

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

	Three Months Ended September 30,
	2022	2021
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$204.2	$501.0
Subscription	412.3	304.1
Total revenue	616.5	805.2
Cost of revenue(1)(2)
Connected Fitness Products	259.8	440.7
Subscription	139.5	101.4
Total cost of revenue	399.3	542.2
Gross profit	217.2	263.0
Operating expenses
Sales and marketing(1)(2)	138.7	284.1
General and administrative(1)(2)	193.5	240.4
Research and development(1)(2)	88.1	97.7
Impairment expense	62.9	0.6
Restructuring expense(1)	106.9	—
Supplier settlements	1.1	—
Total operating expenses	591.1	622.7
Loss from operations	(374.0)	(359.7)
Other (expense) income, net:
Interest expense	(20.9)	(8.6)
Interest income	4.0	0.6
Foreign exchange losses	(17.0)	(5.2)
Other income (expense), net	0.2	(0.7)
Total other expense, net	(33.7)	(13.9)
Loss before provision for income taxes	(407.7)	(373.6)
Income tax expense	0.8	2.4
Net loss	$(408.5)	$(376.0)

____________________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,
	2022	2021
	(in millions)
Cost of revenue
Connected Fitness Products	$7.3	$4.4
Subscription	12.7	3.6
Total cost of revenue	20.1	8.0
Sales and marketing	10.7	6.5
General and administrative	52.3	29.5
Research and development	22.2	8.9
Restructuring	76.8	—
Total stock-based compensation expense	$182.1	$52.9
On July 1, 2022, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved accelerating the vesting requirement for unvested restricted stock units held by certain employees by one year. This applied to eligible unvested restricted stock units that had more than eight quarterly vesting dates remaining in their vesting schedule. The acceleration resulted in approximately $26.6 million of stock-based compensation pulled forward and recognized in the three months ended September 30, 2022. The remaining unvested restricted stock units have approximately $376.0 million of unamortized expense to be recognized over the remaining weighted-average vesting term of approximately 2.6 years. Additionally, on July 1, 2022, the Compensation Committee approved a one-time repricing of certain stock option awards that had been granted to date under the 2019 Plan. The repricing impacted stock options held by all employees who remained employed through July 25, 2022. The repricing did not apply to our U.S.-based hourly employees (or employees with equivalent roles in non-U.S. locations) or our C-level executives. The modification resulted in incremental stock-based compensation expense of $21.9 million in the aggregate. Approximately $4.7 million was recognized immediately during the three months ended September 30, 2022, for vested options, with the remainder to be recognized over the remaining weighted-average vesting term of approximately 2.9 years.
____________________
(2) Includes depreciation and amortization expense as follows:

	Three Months Ended September 30,
	2022	2021
	(in millions)
Cost of revenue
Connected Fitness Products	$2.1	$3.5
Subscription	8.5	5.4
Total cost of revenue	10.6	9.0
Sales and marketing	8.5	4.4
General and administrative	7.1	9.8
Research and development	2.8	4.9
Total depreciation and amortization expense	$29.0	$28.1
Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,
	2022	2021	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$204.2	$501.0	(59.2)%
Subscription	412.3	304.1	35.6
Total revenue	$616.5	$805.2	(23.4)%
Percentage of revenue
Connected Fitness Products	33.1%	62.2%
Subscription	66.9	37.8
Total	100.0%	100.0%

Connected Fitness Products revenue decreased $296.8 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease was primarily attributable to fewer Bike and Accessory deliveries, and charges associated with the voluntary product recalls.

Subscription revenue increased $108.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily attributable to the year-over-year growth in our Connected Fitness Subscriptions and the price increase of the All-Access membership fee from $39 to $44, effective as of June 1, 2022. The growth of our Connected Fitness Subscriptions was primarily driven by the number of Connected Fitness Products delivered during the fiscal year ended June 30, 2022 under new Subscriptions and our low Average Net Monthly Connected Fitness Churn of 1.14% for the three months ended September 30, 2022.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2022	2021	% Change
	(dollars in millions)
Cost of Revenue:
Connected Fitness Products	$259.8	$440.7	(41.0)%
Subscription	139.5	101.4	37.6
Total cost of revenue	$399.3	$542.2	(26.3)%
Gross Profit:
Connected Fitness Products	$(55.6)	$60.3	(192.2)%
Subscription	272.8	202.7	34.6
Total Gross profit	$217.2	$263.0	(17.4)%
Gross Margin:
Connected Fitness Products	(27.2)%	12.0%
Subscription	66.2%	66.7%

Three Months Ended September 30, 2022 and 2021

Connected Fitness Products cost of revenue for the three months ended September 30, 2022 decreased $180.9 million, or 41.0%, compared to the three months ended September 30, 2021. This decrease was primarily driven by fewer deliveries for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Our Connected Fitness Products Gross Margin decreased to (27.2)% from 12.0% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by higher logistics expenses per delivery, increased port and storage costs, fixed logistics cost deleveraging, and charges associated with the voluntary recall of our Tread+ product.

Subscription cost of revenue for the three months ended September 30, 2022 increased $38.1 million, or 37.6%, compared to the three months ended September 30, 2021. This increase was primarily driven by an increase of $21.5 million in music royalties and platform streaming costs, an increase of $9.2 million in stock-based compensation expense primarily driven by the acceleration of certain restricted stock unit vesting schedules, the repricing of certain stock option awards, and an increased number of awards vesting.

Subscription Gross Margin remained consistent for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Operating Expenses
Sales and Marketing

	Three Months Ended September 30,
	2022	2021	% Change
	(dollars in millions)
Sales and marketing	$138.7	$284.1	(51.2)%
As a percentage of total revenue	22.5%	35.3%

Sales and marketing expense decreased $145.4 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily due to a decrease in spending on advertising and marketing programs of $137.5 million and a decrease in personnel-related expenses of $7.1 million, primarily due to decreased average headcount. The overall decrease was partially offset by an increase in stock-based compensation expense of $4.1 million, primarily driven by the acceleration of certain restricted stock unit vesting schedules, the repricing of certain stock option awards, and an increased number of awards vesting.

General and Administrative

	Three Months Ended September 30,
	2022	2021	% Change
	(dollars in millions)
General and administrative	$193.5	$240.4	(19.5)%
As a percentage of total revenue	31.4%	29.9%

General and administrative expense decreased $46.9 million when comparing the three months ended September 30, 2022 with the three months ended September 30, 2021. This decrease was primarily due to a decrease in professional services fees and IT costs of $45.9 million and a decrease in personnel-related expenses of $17.7 million, primarily due to decreased average headcount. The overall decrease was partially offset by an increase in stock-based compensation expense of $22.8 million, primarily driven by the acceleration of certain restricted stock unit vesting schedules, the repricing of certain stock option awards, and an increased number of awards vesting.

Research and Development

	Three Months Ended September 30,
	2022	2021	% Change
	(dollars in millions)
Research and development	$88.1	$97.7	(9.8)%
As a percentage of total revenue	14.3%	12.1%
Research and development expense for the three months ended September 30, 2022 decreased $9.6 million, or 9.8%, compared to the three months ended September 30, 2021. The decrease was primarily due to a decrease in product development and research costs associated with development of new software features and products of $9.7 million and a decrease in personnel-related expenses of $7.0 million, primarily due to decreased average headcount. The overall decrease was partially offset by an increase in stock-based compensation expense of $13.3 million, primarily driven by an acceleration of certain restricted stock unit vesting schedules, the repricing of certain stock option awards, and an increased number of awards vesting.

Impairment expense

	Three Months Ended September 30,
	2022	2021	% Change
	(dollars in millions)
Impairment expense	$62.9	$0.6	NM*
___________________________
*NM - not meaningful

Impairment expense was comprised primarily of asset write-downs and write-offs related to our previously announced restructuring initiatives, including write-downs and write-offs related to Connected Fitness assets comprised primarily of connected fitness and supply chain asset impairments related to our exits of our remaining field operations locations, as well as assets at certain corporate office locations, which we exited during the quarter.

Restructuring expense

	Three Months Ended September 30,
	2022	2021	% Change
	(dollars in millions)
Restructuring expense	$106.9	$—	NM*
___________________________
*NM - not meaningful

Restructuring expense was $106.9 million in the three months ended September 30, 2022. The restructuring expenses consisted of $76.8 million of stock-based compensation expense, driven by incremental stock-based compensation expense from exercise window modifications and the acceleration of certain restricted stock unit vesting schedules pursuant to severance arrangements, and $27.0 million of cash severance and other personnel costs. In addition, there was an increase of $3.0 million in professional fees and other costs associated with exit and disposal activities. There were no restructuring expenses for the three months ended September 30, 2021.

Other Expense, Net and Income Tax Expense

	Three Months Ended September 30,
	2022	2021	% Change
	(dollars in millions)
Interest expense	$(20.9)	$(8.6)	NM*
Interest income	4.0	0.6	NM*
Foreign exchange losses	(17.0)	(5.2)	NM*
Other income (expense), net	0.2	(0.7)	NM*
Income tax expense	0.8	2.4	NM*
___________________________
*NM - not meaningful

Other expense, net, was comprised of the following for the three months ended September 30, 2022:

•Interest expense primarily related to the amortization of the convertible notes discount and deferred financing costs of $(20.9) million;
•Interest income from cash, cash equivalents, and short-term investments of $4.0 million; and
•Foreign exchange losses of $(17.0) million.

Other expense, net, was comprised of the following for the three months ended September 30, 2021:

•Interest expense primarily related to the amortization of the convertible notes discount and deferred financing costs of $(8.6) million;
•Interest income from cash, cash equivalents, and short-term investments of $0.6 million;
•Foreign exchange losses of $(5.2) million; and
•Unrealized losses on short-term investments of $(0.7) million.

Income tax expense for the three months ended September 30, 2022 of $0.8 million was primarily due to state and international taxes.
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

The following table presents a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended September 30,
	2022	2021
	(dollars in millions)
Net loss	$(408.5)	$(376.0)
Adjusted to exclude the following:
Other expense, net	33.7	13.9
Income tax expense	0.8	2.4
Depreciation and amortization expense	29.0	28.1
Stock-based compensation expense	105.3	52.9
Impairment expense	62.9	0.6
Restructuring expense	106.9	—
Product recalls(1)	28.9	12.9
Litigation and settlement expenses(2)	5.7	26.5
Other adjustment items (3)	2.0	5.0
Adjusted EBITDA	$(33.4)	$(233.7)
Adjusted EBITDA margin	(5.4)%	(29.0)%
______________________
(1) Represents adjustments and charges associated with the Tread and Tread+ product recall, as well as accrual adjustments. These include a reduction to Connected Fitness Products revenue for actual and estimated future returns of $26.5 million and $11.4 million, recorded costs in Connected Fitness Products cost of revenue associated with inventory write-downs and logistic costs of $2.5 million and $0.5 million, and operating expenses of zero and $1.0 million associated with recall-related hardware development costs, in each case for the three months ended September 30, 2022 and 2021, respectively.

(2) Includes litigation-related expenses for certain non-recurring patent infringement litigation, consumer arbitration, and product recalls for the three months ended September 30, 2022 and 2021.
(3) Includes transaction and integration costs of $0.8 million and $3.1 million for the three months ended September 30, 2022 and 2021, respectively, supplier settlements of $1.1 million for the three months ended September 30, 2022, and short-term purchase accounting adjustments of $1.9 million for the three months ended September 30, 2021.

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

The following table presents a reconciliation of Subscription Contribution to Subscription Gross Profit, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,
	2022	2021
	(dollars in millions)
Subscription Revenue	$412.3	$304.1
Less: Cost of Subscription	139.5	101.4
Subscription Gross Profit	$272.8	$202.7
Subscription Gross Margin	66.2%	66.7%
Add back:
Depreciation and amortization expense	$8.5	$5.4
Stock-based compensation expense	12.7	3.6
Subscription Contribution	$294.1	$211.7
Subscription Contribution Margin	71.3%	69.6%

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

Free Cash Flow

We define Free Cash Flow as Net cash (used in) provided by operating activities less capital expenditures and capitalized internal-use software development costs. Free cash flow reflects an additional way of viewing our liquidity that, we believe, when viewed with our GAAP results, provides management, investors and other users of our financial information with a more complete understanding of factors and trends affecting our cash flows.

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

The following table presents a reconciliation of Free Cash Flow to Net cash used in operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,
	2022	2021
	(in millions)
Net cash used in operating activities	$(202.8)	$(561.0)
Capital expenditures, including software	(43.6)	(91.0)
Free Cash Flow	$(246.3)	$(651.9)

Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, and term loan, as well as cash flows from operating activities. As of September 30, 2022, we had Cash and cash equivalents of approximately $938.5 million.

We anticipate approximately $75 million to $100 million of capital expenditures over the next 12 months, which includes amounts related to capitalized labor, investments in content and our studios, product development, systems implementation, and the impact of expenditures before any proceeds from the expected eventual sale of Peloton Output Park.

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

Restructuring Plan
In February 2022, we announced and began implementing the Restructuring Plan to realign our operational focus to support our multi-year growth, scale the business, and improve costs. The Restructuring Plan originally included: (i) reducing our headcount; (ii) closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for our previously planned Peloton Output Park; (iii) closing and consolidating several distribution facilities; and (iv) shifting to third-party logistics providers in certain locations. We expect the Restructuring Plan to be substantially implemented by the end of fiscal 2024.

In July 2022, August 2022 and October 2022, the Company took actions to update the Restructuring Plan. On July 12, 2022 we announced we are exiting all owned-manufacturing operations and our expansion of our current relationship with Taiwanese manufacturer Rexon Industrial Corporation. Additionally, on August 12, 2022, we announced the decision to perform the following additional restructuring activities: (i) fully transition our North American Field Operations to third-party providers, including the significant reduction of our delivery workforce teams; (ii) eliminate a significant number of roles on the North America Member Support team and exit our real-estate footprints in our Plano and Tempe locations; and (iii) reduce our North America retail showroom presence. On October 6, 2022, we announced approximately 500 global team member positions have been eliminated.

Total charges related to the Restructuring Plan were $169.8 million for three months ended September 30, 2022, consisting of cash charges of $27.0 million for severance and other personnel costs and $3.1 million for professional fees and other related charges, and non-cash charges of $62.9 million related to non-inventory asset write-downs and write-offs, and $76.8 million for stock-based compensation expense.

In connection with the Restructuring Plan, the Company estimates that it will incur additional cash charges of approximately $70 million, primarily composed of severance and other exit costs in fiscal year 2023 and beyond. Additionally, the Company expects to recognize additional non-cash charges of approximately $70 million, primarily composed of asset impairment and stock-based compensation charges in fiscal year 2023 in connection with the Restructuring Plan.

We may not be able to realize the cost savings and benefits initially anticipated as a result of the Restructuring Plan, and the costs may be greater than expected. See “Risk Factors—Risks Related to Our Business—We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business” in our Form 10-K.

Convertible Notes
In February 2021, we issued $1.0 billion aggregate principal amount of 0% Convertible Senior Notes due 2026 (the “Notes”) in a private offering, including the exercise in full of the over-allotment option granted to the initial purchasers of $125.0 million. The Notes were issued pursuant to an Indenture between us and U.S. Bank National Association, as trustee. The Notes are our senior unsecured obligations and do not bear regular interest, and the principal amount of the Notes does not accrete. The net proceeds from the offering were approximately $977.2 million, after deducting the initial purchasers’ discounts and commissions and our offering expenses.

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

Class A Common Stock Offering
On November 16, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC as representatives of the several underwriters named therein (collectively, the “Representatives”) relating to the offer and sale by the Company (the “Offering”) of 27,173,912 shares (the “Shares”) of the Company’s Class A Common Stock, which includes 3,260,869 shares of Class A Common Stock issued and sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares of Class A Common Stock pursuant to the Underwriting Agreement. We sold the Shares to the underwriters at the public offering price of $46.00 per share less underwriting discounts. The net proceeds from the Offering were approximately $1.2 billion, after deducting the underwriters’ discounts and commissions and our offering expenses.

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

On May 25, 2022, the Company entered into an Amendment and Restatement Agreement to the Second Amended and Restated Credit Agreement (as amended, restated or otherwise modified from time to time, the “Second Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain banks and financial institutions party thereto as lenders and issuing banks. Pursuant to the Second Amended and Restated Credit Agreement, the Company amended and restated the Amended and Restated Credit Agreement.

The Second Amended and Restated Credit Agreement provides for a $750.0 million term loan facility (the “Term Loan”), which will be due and payable on May 25, 2027 or, if greater than $200.0 million of the Notes are outstanding on November 16, 2025 (the “Springing Maturity Condition”), November 16, 2025 (the “Springing Maturity Date”). The Term Loan amortizes in quarterly installments of 0.25%, payable at the end of each fiscal quarter and on the maturity date.

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

As of September 30, 2022, we were in compliance with the covenants under the Second Amended and Restated Credit Agreement. As of September 30, 2022, we had drawn the full amount of the Term Loan and we had not drawn on the Revolving Facility, and we therefore had $748.1 million total outstanding borrowings under the Second Amended and Restated Credit Agreement. As of September 30, 2022, we had outstanding letters of credit totaling $82.6 million, of which $77.8 million is classified as Restricted cash on the Condensed Consolidated Balance Sheet.

Cash Flows

	Three Months Ended September 30,
	2022	2021
	(in millions)
Net cash used in operating activities	$(202.8)	$(561.0)
Net cash (used in) provided by investing activities	(43.6)	29.3
Net cash provided by financing activities	2.1	29.6
Operating Activities
Net cash used in operating activities of $202.8 million for the three months ended September 30, 2022 was primarily due to a net loss of $408.5 million and a net increase in operating assets and liabilities of $106.8 million, offset by an increase in non-cash adjustments of $312.5 million. The increase in operating assets and liabilities was primarily due to a $178.7 million decrease in accounts payable and accrued expenses as a result of a decrease in payables due to decreased inventory spending, partially offset by a $109.9 million decrease in inventory. Non-cash adjustments primarily consisted of stock-based compensation expense, long lived asset impairment expense, depreciation and amortization, non-cash operating lease expense, and net foreign currency adjustments.

Investing activities
Net cash used in investing activities for the three months ended September 30, 2022 of $43.6 million was a result of capital expenditures primarily related the continued build out of our showrooms and offices, and software placed into service throughout the year.

Financing activities
Net cash provided by financing activities of $2.1 million for the three months ended September 30, 2022 was primarily related to exercises of stock options of $4.1 million, partially offset by a $1.9 million principal repayment to the Term Loan.

Commitments
As of September 30, 2022, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$1,037.4	$131.9	$233.4	$200.5	$471.6
Minimum guarantees (2)	270.0	149.8	120.2	—	—
Unused credit facility fee payments (3)	6.6	1.6	3.1	1.8	—
Other purchase obligations (4)	72.1	45.0	24.9	2.2	—
Convertible senior notes (5)	1,000.0	—	—	1,000.0	—
Supplier settlements (6)	103.4	103.4	—	—	—
Term loan	748.1	7.5	15.0	725.6	—
Total	$3,237.5	$439.1	$396.6	$1,930.1	$471.7

(1) Lease obligations relate to our office space, warehouses, production studios, equipment, and retail showrooms and microstores. As of September 30, 2022, the Company had additional operating leases for real estate that have not yet commenced of $11.5 million which has been included above. The original lease terms are between one and twenty-one years, and the majority of the lease agreements are renewable at the end of the lease period. The Company has finance lease obligations of $2.6 million, also included above.
(2) We are subject to minimum royalty payments associated with our license agreements for the use of licensed content. See “Risk Factors — Risks Related to Our Business— We are a party to many music license agreements that are complex and impose numerous obligations upon us that may make it difficult to operate our business, and a breach of such agreements could adversely affect our business, operating results, and financial condition” in our Form 10-K.
(3) Pursuant to the Second Amended and Restated Credit Agreement, we are required to pay a commitment fee of 0.325% and 0.375% on a quarterly basis based on the unused portion of the Revolving Facility for the revolving loans maturing on December 10, 2026 and June 20, 2024, respectively. As of September 30, 2022, we had outstanding letters of credit totaling $82.6 million, of which $77.8 million was classified as Restricted cash.
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

As of September 30, 2022, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were estimated to be approximately $332.0 million. See “Risk Factors—Risks Related to Our Business—Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in our Form 10-K.

Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of September 30, 2022.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part I, Item 7 of our Form 10-K.

Revenue Recognition
As described in Note 8 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, the Company announced voluntary recalls of the Company’s Tread+ and Tread products, permitting customers to return the products for a refund. The amount of a refund customers are eligible to receive may differ based on the status of an approved remediation of the issue driving the recall, and the age of the Connected Fitness Unit being returned. We estimate a returns reserve primarily based on historical and expected product returns, product warranty, and service call trends. We also consider current trends in consumer behavior in order to identify correlations to current trends in returns. However, with current uncertainty in the global economy, negative press and general sentiment surrounding Peloton’s post-pandemic business and financial performance, and the absence of a complete remediation plan with the CPSC for our Tread+ product, predicting expected product returns based on historical returns becomes less relevant, requiring reliance on highly subjective estimates based on our interpretation of how current conditions and factors will drive consumer behavior.

On October 18, 2022, the CPSC and the Company jointly announced that consumers now have more time to get a full refund if they wish to return their Tread+. With the extension of the full refund period for one additional year, to November 6, 2023, the Company expects that more Members will opt for a full refund, and accordingly has increased the Company’s return reserve. As of September 30, 2022 and June 30, 2022, our returns reserve related to the impacts of the recalls was $57.9 million and $40.8 million, respectively.

Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q under the section titled “Recently Issued Accounting Pronouncements” for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk
We had Cash and cash equivalents of $938.5 million as of September 30, 2022. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented in this Quarterly Report on Form 10-Q would not have had a material impact on our condensed consolidated financial statements.

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

Foreign Currency Risk
Our international sales are primarily denominated in foreign currencies and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our revenue. We source and manufacture inventory primarily in U.S. dollars and Taiwanese dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. For example, some of our contract manufacturing takes place in Taiwan and the related agreements are denominated in foreign currencies and not in U.S. dollars. Further, certain of our manufacturing agreements provide for fixed costs of our Connected Fitness Products and hardware in Taiwanese dollars but provide for payment in U.S. dollars based on the then-current Taiwanese dollar to U.S. dollar spot rate. In addition, our suppliers incur many costs, including labor and supply costs, in other currencies. While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. We have the ability to use derivative instruments, such as foreign currency forwards, and have the ability to use option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. Our exposure to foreign currency exchange rates has historically been partially hedged as our foreign currency denominated inflows create a natural hedge against our foreign currency denominated expenses.

Inflation Risk
Given the recent rise in inflation, there have been and may continue to be additional pressures on the ongoing increases in supply chain and logistics costs, materials costs, and labor costs. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have recently experienced the effects of inflation on our results of operations and financial condition. Our business could be more affected by inflation in the future which could have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of net revenue if we are unable to fully offset such higher costs through price increases. Additionally, because we purchase component parts from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As described below, we previously identified material weaknesses in our internal control over financial reporting. Solely as a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses in our internal control over financial reporting described below.

Previously Reported Material Weaknesses
As reported in Part II, Item 9A. “Controls and Procedures” of our Form 10-K, we previously identified a material weakness in our internal control over financial reporting related to controls around the existence, completeness, and valuation of inventory.

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
•Implementing additional monitoring controls to ensure consistency of inventory data across Peloton internal systems, our warehouses, and third-party logistics providers.
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

Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in claims and proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.

For a discussion of legal and other proceedings in which we are involved, see Note 8 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
Investing in our Class A Common Stock involves a high degree of risk. You should carefully consider the risks and uncertainties previously disclosed under the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our condensed consolidated financial statements and the accompanying notes and the information included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K and our other public filings before deciding whether to invest in shares of our Class A Common Stock. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business. If any of the previously disclosed risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our Class A Common Stock could decline, and you could lose part or all of your investment. There have been no material changes to our risk factors since the Form 10-K.

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

On November 2, 2022, the Company and Allen J. Klingsick agreed that Mr. Klingsick would step down from his position as Chief Accounting Officer and Principal Accounting Officer of the Company, effective November 15, 2022 (the “CAO Transition Date”). Mr. Klingsick will provide certain consulting services to the Company through February 18, 2023, supporting the Company in the reporting of its second quarter of fiscal year 2023 financial results, among other functions. Mr. Klingsick’s departure is not the result of any disagreement with the Company on any subject, including its operations, policies or practices.

On November 2, 2022, the Company appointed Saqib Baig as the Company’s Chief Accounting Officer and its Principal Accounting Officer, effective as of the CAO Transition Date.

Mr. Baig, age 45, has 25 years of global experience at several public companies and accounting firms providing leadership to various aspects of the finance function. Mr. Baig most recently served as Controller - Accounting Risk, Valuation and Financial Reporting at Meta Platforms, Inc. (“Meta”), from July 2019 to November 2022, overseeing multiple controllership pillars, including SEC Reporting, Internal Reporting, Technical Accounting and Policy, Mergers & Acquisitions, Business and Asset Valuations, Financial Accounting & Reporting Risk Management, Loss Contingencies Controllership, and Equity Accounting. Prior to joining Meta, Mr. Baig served from August 2015 to July 2019 across various Treasury and Controllership roles at Colgate-Palmolive Co. Mr. Baig was a member of the Global Technical Controllership Team at the General Electric Company from December 2012 to August 2015, and he previously spent 15 years in roles within various public accounting firms, including PricewaterhouseCoopers, Ernst & Young, and Deloitte across Asia, Europe, and North America. Mr. Baig received a Bachelor of Commerce degree from the University of Karachi in Pakistan and a Bachelor of Science in Accounting from Western Governors University in the United States. He is a licensed Certified Public Accountant, an Associate Member of The Institute of Chartered Accountants of Pakistan, and a Chartered Financial Analyst.
There are no arrangements or understandings between Mr. Baig and any other persons pursuant to which he was appointed as an officer of the Company, no family relationships among any of the Company’s directors or executive officers and Mr. Baig, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

In connection with his designation as Chief Accounting Officer and Principal Accounting Officer, Mr. Baig is entering into an employment offer letter, pursuant to which he is eligible for the following compensation: (i) an annual base salary of $750,000, (ii) a restricted stock unit award to acquire shares of the Company’s Class A Common Stock with an aggregate value of $3,250,000 (the “Equity Award”), (iii) up to $100,000 reimbursement of incurred relocation expenses, (iv) a one-time commuter travel benefit payment in the net amount of $45,000 for travel to New York City prior to and during his relocation, and (v) a sign-on restricted stock unit award to acquire shares of the Company’s Class A Common Stock with an aggregate value of $500,000 (the “Sign-On Award”). The Equity Award will vest over a four-year period, with 25% vesting on November 15, 2023 and 6.25% vesting quarterly thereafter, subject to Mr. Baig’s continued service. The Sign-On Award will vest over a two-year period, with 50% vesting on each of November 15, 2023 and November 15, 2024, subject to Mr. Baig’s continued service. Mr. Baig is also eligible to participate in the Company’s Severance and Change in Control Plan as a Tier 2 Participant.

The Severance and Change in Control Plan was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K (No. 001-39058), as filed with the SEC on September 11, 2020.

In addition to the compensation arrangement described above, the Company intends to enter into its standard form of indemnification agreement with Mr. Baig. The form of indemnification agreement was filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-233482), as filed with the Securities and Exchange Commission (the “SEC”) on September 10, 2019.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-39058	3.1	11/06/2019
3.2	Amended and Restated Bylaws.	8-K	001-39058	3.1	04/27/2020
10.1*	Founder Transition Agreement by and between John Foley and the Company, dated September 12, 2022.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).					X

*Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PELOTON INTERACTIVE, INC.
Date: November 3, 2022	By:	/s/ Barry McCarthy
Barry McCarthy Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Elizabeth F Coddington
Elizabeth F Coddington Chief Financial Officer (Principal Financial Officer)