Form 10-Q
period 2022-12-31
PELOTON INTERACTIVE, INC.
filed 2023-02-01
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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

As of January 30, 2023, the number of shares of the registrant’s Class A common stock outstanding was 327,125,545, and the number of shares of the registrant’s Class B common stock outstanding was 18,894,706.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including, without limitation, statements regarding our execution of and timing of and the expected benefits from our restructuring initiatives and cost-saving measures, the cost savings and other efficiencies of expanding relationships with our third-party partners, details regarding and the timing of the launch of new products and services, our new initiatives with retailer partners and our efforts to optimize our retail store footprint, the prices of our products and services in the future, our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,	June 30,
	2022	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$871.0	$1,253.9
Accounts receivable, net	125.1	83.6
Inventories, net	790.6	1,104.5
Prepaid expenses and other current assets	271.6	192.5
Total current assets	2,058.3	2,634.6
Property and equipment, net	485.5	610.9
Intangible assets, net	33.3	41.3
Goodwill	41.2	41.2
Restricted cash	80.9	3.8
Operating lease right-of-use assets, net	573.0	662.5
Other assets	29.0	34.3
Total assets	$3,301.1	$4,028.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$591.7	$797.4
Deferred revenue and customer deposits	210.7	201.1
Current portion of long-term debt and other bank borrowings	7.5	7.5
Operating lease liabilities, current	86.3	86.4
Other current liabilities	7.0	13.2
Total current liabilities	903.2	1,105.5
0% Convertible senior notes, net	985.7	864.0
Term loan, net	690.4	690.0
Operating lease liabilities, non-current	647.2	725.4
Other non-current liabilities	44.1	50.7
Total liabilities	3,270.6	3,435.6
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 Class A shares authorized, 324,531,352 and 308,241,938 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively; 2,500,000,000 and 2,500,000,000 Class B shares authorized, 20,037,279 and 30,032,078 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively.	—	—
Additional paid-in capital	4,423.4	4,291.3
Accumulated other comprehensive income	21.1	12.2
Accumulated deficit	(4,414.0)	(3,710.6)
Total Stockholders’ equity	30.5	592.9
Total liabilities and stockholders' equity	$3,301.1	$4,028.5
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue:
Connected Fitness Products	$381.4	$796.4	$585.6	$1,297.4
Subscription	411.3	337.5	823.6	641.7
Total revenue	792.7	1,133.9	1,409.2	1,939.1
Cost of revenue:
Connected Fitness Products	424.2	745.0	684.1	1,185.8
Subscription	133.4	107.9	272.9	209.4
Total cost of revenue	557.6	853.0	957.0	1,395.1
Gross profit	235.0	281.0	452.2	544.0
Operating expenses:
Sales and marketing	217.1	348.9	355.8	633.0
General and administrative	192.6	248.5	386.1	489.0
Research and development	80.0	99.8	168.1	197.5
Impairment expense	9.7	9.4	72.6	9.9
Restructuring expense	49.0	—	155.9	—
Supplier settlements	17.9	—	19.1	—
Total operating expenses	566.4	706.6	1,157.6	1,329.4
Loss from operations	(331.3)	(425.7)	(705.3)	(785.4)
Other (expense) income, net:
Interest expense	(22.2)	(8.8)	(43.2)	(17.4)
Interest income	5.8	0.3	9.8	0.9
Foreign exchange gain (loss)	11.8	(1.7)	(5.2)	(7.6)
Other income (expense), net	2.4	(0.4)	2.6	(0.4)
Total other (expense), net	(2.2)	(10.6)	(35.9)	(24.6)
Loss before provision for income taxes	(333.5)	(436.3)	(741.2)	(809.9)
Income tax expense	1.9	3.1	2.7	5.4
Net loss	$(335.4)	$(439.4)	$(743.9)	$(815.3)
Net loss attributable to Class A and Class B common stockholders	$(335.4)	$(439.4)	$(743.9)	$(815.3)
Net loss per share attributable to common stockholders, basic and diluted	$(0.98)	$(1.39)	$(2.18)	$(2.64)
Weighted-average Class A and Class B common shares outstanding, basic and diluted	341,930,937	317,110,297	340,516,100	309,119,648
Other comprehensive income:
Net unrealized losses on marketable securities	$—	$(0.2)	$—	$(0.4)
Change in foreign currency translation adjustment	3.9	1.9	8.2	2.1
Derivative adjustments:
Net unrealized loss on hedging derivatives	—	(0.5)	—	(1.5)
Reclassification for derivative adjustments included in Net loss	0.1	—	0.6	—
Total other comprehensive income	4.0	1.2	8.9	0.1
Comprehensive loss	$(331.4)	$(438.2)	$(735.1)	$(815.2)
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(743.9)	$(815.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	60.9	64.2
Stock-based compensation expense	263.7	124.8
Non-cash operating lease expense	44.4	41.7
Amortization of premium from marketable securities	—	3.4
Amortization of debt discount and issuance costs	6.7	17.1
Impairment expense	72.6	9.9
Excess and obsolete inventory reserve adjustments	(28.9)	27.8
Net foreign currency adjustments	5.6	6.9
Changes in operating assets and liabilities:
Accounts receivable	(41.4)	(23.4)
Inventories	316.4	(629.4)
Prepaid expenses and other current assets	13.0	(50.8)
Other assets	5.3	(8.4)
Accounts payable and accrued expenses	(218.5)	172.2
Customer deposits and deferred revenue	9.6	75.8
Operating lease liabilities, net	(43.6)	(24.9)
Other liabilities	(13.1)	0.6
Net cash used in operating activities	(291.3)	(1,007.6)
Cash Flows from Investing Activities:
Maturities of marketable securities	—	211.0
Sales of marketable securities	—	306.7
Capital expenditures and capitalized internal-use software development costs	(49.5)	(191.0)
Business combinations, net of cash acquired	—	(11.0)
Asset acquisitions, net of cash acquired	—	(16.0)
Net cash (used in) provided by investing activities	(49.5)	299.6
Cash Flows from Financing Activities:
Proceeds from public offering, net of issuance costs	—	1,218.8
Principal repayment of Term Loan	(3.8)	—
Proceeds from employee stock purchase plan withholdings	2.8	15.2
Proceeds from exercise of stock options	29.9	54.2
Principal repayments of finance leases	(1.0)	(1.0)
Net cash provided by financing activities	27.9	1,287.2
Effect of exchange rate changes	7.1	(20.3)
Net change in cash, cash equivalents, and restricted cash	(305.7)	558.9
Cash, cash equivalents, and restricted cash — Beginning of period	1,257.6	1,135.7
Cash, cash equivalents, and restricted cash — End of period	$951.9	$1,694.6
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$33.1	$0.5
Cash paid for income taxes	$7.6	$9.1
Supplemental Disclosures of Non-Cash Investing and Financing Information:

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

Accrued and unpaid capital expenditures, including software	$2.5	$36.0
Stock-based compensation capitalized for software development costs	$4.4	$5.1
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - September 30, 2021	302.8	$—	$2,748.6	$17.1	$(1,258.8)	$1,506.9
Activity related to stock-based compensation	1.5	—	81.5	—	—	81.5
Issuance of common stock pursuant to public offering, net of issuance costs	27.2	—	1,218.75	—	—	1,218.7
Other comprehensive income	—	—	—	1.2	—	1.2
Net loss	—	—	—	—	(439.4)	(439.4)
Balance - December 31, 2021	331.4	$—	$4,048.8	$18.3	$(1,698.2)	$2,368.9

Balance - September 30, 2022	339.8	$—	$4,320.0	$17.1	$(4,078.6)	$258.5
Activity related to stock-based compensation	4.6	—	103.4	—	—	103.4
Other comprehensive income	—	—	—	4.0	—	4.0
Net loss	—	—	—	—	(335.4)	(335.4)
Balance - December 31, 2022	344.6	$—	$4,423.4	$21.1	$(4,414.0)	$30.5

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - June 30, 2021	300.1	$—	$2,618.9	$18.2	$(883.0)	$1,754.1
Activity related to stock-based compensation	3.8	—	199.5	—	—	199.5
Issuance of common stock under employee stock purchase plan	0.3	—	11.7	—	—	11.7
Issuance of common stock pursuant to public offering, net of issuance costs	27.2	—	1,218.7	—	—	1,218.7
Other comprehensive income	—	—	—	0.1	—	0.1
Net loss	—	—	—	—	(815.3)	(815.3)
Balance - December 31, 2021	331.4	$—	$4,048.8	$18.3	$(1,698.2)	$2,368.9

Balance - June 30, 2022	338.3	$—	$4,291.3	$12.2	$(3,710.6)	$592.9
Activity related to stock-based compensation	5.9	—	288.8	—	—	288.8
Issuance of common stock under employee stock purchase plan	0.4	—	3.3	—	—	3.3
Cumulative effect of adopting ASU 2020-06	—	—	(160.1)	—	40.6	(119.5)
Other comprehensive income	—	—	—	8.9	—	8.9
Net loss	—	—	—	—	(743.9)	(743.9)
Balance - December 31, 2022	344.6	$—	$4,423.4	$21.1	$(4,414.0)	$30.5
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

In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows, and the changes in equity for the interim periods. The results for the three and six months ended December 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2023, or any other period.

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

Certain immaterial amounts from the prior year have been reclassified to conform with current-year presentation.

Except as described elsewhere in Note 2 - Summary of Significant Accounting Policies under the section titled “Recently Issued Accounting Pronouncements,” there have been no material changes to the Company’s significant accounting policies as described in the Form 10-K.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, the realizability of inventory, content costs for past use reserve, fair value measurements, the incremental borrowing rate associated with lease liabilities, impairment of long-lived and intangible assets, useful lives of long-lived assets, including property and equipment and finite-lived intangible assets, product warranty, goodwill, accounting for income taxes, stock-based compensation expense, transaction price estimates, the fair values of assets acquired and liabilities assumed in business combinations and asset acquisitions, future restructuring charges, and commitments and contingencies. Actual results may differ from these estimates.
Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted

ASU 2020-06
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance simplified the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock, thereby limiting the accounting results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, the guidance eliminated the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the standard, effective July 1, 2022, using the modified retrospective transition method. Adoption of the new standard resulted in a reduction to Additional paid-in capital of $160.1 million to remove the equity component separately recorded for the conversion features associated with the Notes (as defined in Note 5 - Fair Value Measurements), an increase of $119.6 million in the carrying value of its Notes to reflect the full principal amount of the Notes outstanding net of issuance costs, and a decrease to Accumulated deficit of $40.6 million.

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

Subscription
The Company’s subscriptions provide unlimited access to content in its library of live and on-demand fitness classes. The Company’s subscriptions are primarily offered on a month-to-month basis.

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

Standard Product Warranty
The Company offers a standard product warranty that its Connected Fitness Products will operate under normal, non-commercial use for a period of one year covering the touchscreen and most original Bike, Bike+, Tread, Tread+, Row, and Guide components from the date of original delivery. The Company has the obligation, at its option, to either repair or replace the defective product. At the time revenue is recognized, an estimate of future warranty costs are recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices. The Company’s products are manufactured both in-house and by contract manufacturers, and in certain cases, the Company may have recourse to such contract manufacturers.
Activity related to the Company’s accrual for our estimated future product warranty obligation was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)
Balance at beginning of period	$36.7	$44.4	$51.1	$51.5
Provision for warranty accrual	8.6	17.3	5.8	23.7
Warranty claims	(9.2)	(13.3)	(20.7)	(26.7)
Balance at end of period	$36.2	$48.5	$36.2	$48.5
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

The Company’s revenue disaggregated by geographic region, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)
North America	$737.5	$1,035.0	$1,304.1	$1,763.8
International	55.2	98.9	105.1	175.3
Total revenue	$792.7	$1,133.9	$1,409.2	$1,939.1

During the three and six months ended December 31, 2022, the Company’s revenue attributable to the United States was $711.7 million and $1,256.8 million, or 90% and 89% of total revenue, respectively. During the three and six months ended December 31, 2021, the Company’s revenue attributable to the United States was $982.7 million and $1,678.9 million, or 87% and 87% of total revenue, respectively.

Customer Deposits and Deferred Revenue
As of December 31, 2022 and June 30, 2022, customer deposits of $121.6 million and $109.2 million, respectively, and deferred revenue of $89.1 million and $91.9 million, respectively, were included in Deferred revenue and customer deposits on the Company’s Condensed Consolidated Balance Sheets.

In the six months ended December 31, 2022 and 2021, the Company recognized revenue of $90.7 million and $64.9 million, respectively, that was included in the deferred revenue balance as of June 30, 2022 and 2021, respectively.

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.

4. Restructuring

In February 2022, the Company announced and began implementing a restructuring plan to realign the Company’s operational focus to support its multi-year growth, scale the business, and improve costs (the “Restructuring Plan”). The Restructuring Plan originally included: (i) reducing the Company’s headcount; (ii) closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for the Company’s previously planned Peloton Output Park; (iii) closing and consolidating several distribution facilities; and (iv) shifting to third-party logistics providers in most locations. The Company expects the Restructuring Plan to be substantially completed by the end of fiscal 2024.

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

	Three Months Ended December 31, 2022	Six Months Ended December 31, 2022
Cash restructuring charges:	(in millions)
Severance and other personnel costs	$34.1	$61.1
Professional fees and other related charges	8.9	12.0
Total cash charges	43.0	73.1

Non-cash charges:
Asset write-downs and write-offs	9.7	72.6
Stock-based compensation expense	6.0	82.8
Write-offs of inventory related to restructuring activities (1)	3.7	3.7
Total non-cash charges	19.3	159.0

Total	$62.4	$232.2
(1) Write-offs of inventory are included within Cost of revenue: Connected Fitness Products in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

In connection with the Restructuring Plan, the Company committed to the closures of certain warehouse and retail locations, the discontinuation of manufacturing in North America, and the wind down of certain software implementation and development projects. Due to the actions taken, the Company tested certain long-lived assets (asset groups) for recoverability by comparing the carrying values of the asset groups to estimates of their future undiscounted cash flows, which were generally the liquidation value, or for operating lease right-of-use assets, income from a sublease arrangement. Based on the results of the recoverability tests, the Company determined that during the three and six months ended December 31, 2022, the undiscounted cash flows of certain assets (asset groups) were below their carrying values, indicating impairment. The assets were written down to their estimated fair values, which were determined based on their estimated liquidation or sales value, or for operating lease right-of-use assets, discounted cash flows of a sublease arrangement.

The following tables present a roll-forward of cash restructuring-related liabilities, which is included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, as follows:

	Severance and other personnel costs	Professional fees and other related charges	Total
	(in millions)
Balance as of September 30, 2022	$15.5	$1.5	$17.1
Charges	34.1	8.9	43.0
Cash payments	(27.4)	(9.3)	(36.7)
Balance as of December 31, 2022	$22.3	$1.1	$23.4

	Severance and other personnel costs	Professional fees and other related charges	Total
	(in millions)
Balance as of June 30, 2022	$10.9	$—	$10.9
Charges	61.1	12.0	73.1
Cash payments	(49.8)	(10.9)	(60.6)
Balance as of December 31, 2022	$22.3	$1.1	$23.4

In addition to the above charges, the Company incurred approximately $1.9 million of capital expenditures related to Peloton Output Park during the six months ended December 31, 2022.

In connection with the Restructuring Plan, the Company estimates that it will incur additional cash charges of approximately $35 million primarily composed of severance and other exit costs, in fiscal year 2023 and beyond. Additionally, the Company expects to recognize additional non-cash charges of approximately $25 million, primarily composed of asset impairment and stock-based compensation charges, in fiscal year 2023 in connection with the Restructuring Plan.

5. Fair Value Measurements

Fair Value Measurements of Other Financial Instruments
The following tables present the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
0% Convertible Senior Notes	$—	$711.9	$—	$711.9

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
0% Convertible Senior Notes	$—	$632.2	$—	$632.2
The fair value of the 0% Convertible Senior Notes due February 15, 2026 (the “Notes”) is determined based on the closing price on the last trading day of the reporting period.
The carrying value of the Term Loan approximates the fair value of the Term Loan as of December 31, 2022.
6. Inventories
Inventories were as follows:

	December 31, 2022	June 30, 2022
	(in millions)
Raw materials	$60.7	$102.5
Work-in-process	—	3.7
Finished products(1)	988.8	1,283.7
Total inventories	1,049.5	1,389.9
Less: Reserves	(258.9)	(285.4)
Total inventories, net	$790.6	$1,104.5
_________________________
(1) Includes $40.6 million and $36.4 million of finished goods inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of December 31, 2022 and June 30, 2022, respectively.
The Company periodically assesses and adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. The Company recorded inventory reserves as of December 31, 2022 primarily in the amounts of $109.0 million related to excess accessories and apparel inventory that the Company does not expect to sell above its current carrying value, $106.6 million related primarily to returned Connected Fitness Products that the Company does not expect to sell, and $11.7 million in reserves for component parts that the Company estimated would have no future use.
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

The net carrying amount of the liability component of the Notes was as follows:

December 31, 2022
(in millions)
Principal	$1,000.0
Unamortized debt issuance costs	(14.3)
Net carrying amount	$985.7

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)
Amortization of debt discount(1)	$—	$7.7	$—	$15.3
Amortization of debt issuance costs	1.1	0.8	2.3	1.6
Less: Interest capitalized	—	(0.2)	—	(0.2)
Total interest expense related to the Notes	$1.1	$8.3	$2.3	$16.7

(1) The decreases in total interest expense during the three and six months ended December 31, 2022 were due to the derecognition of the unamortized debt discount, partially offset by the increases in the amortization of issuance costs previously recognized in equity. These changes were the result of the Company’s adoption of ASU No. 2020-06, as of July 1, 2022, as described in Note 2 - Summary of Significant Accounting Policies.

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

The Term Loan bears interest at a rate equal to, at our option, either at the Alternate Base Rate (as defined in the Second Amended and Restated Credit Agreement) plus 5.50% per annum or the Adjusted Term SOFR Rate (as defined in the Second Amended and Restated Credit Agreement) plus 6.5% per annum. As stipulated in the Second Amended and Restated Credit Agreement, the applicable rates increased one time by 0.50% per annum as the Company chose not to obtain a public rating for the Term Loan from S&P Global Ratings or Moody’s Investors Services, Inc. on or prior to November 25, 2022. Any borrowing at the Alternate Base Rate is subject to a 1.00% floor and a term loan borrowed at the Adjusted Term SOFR Rate is subject to a 0.50% floor and any revolving loan borrowed at the Adjusted Term SOFR Rate is subject to a 0.00% floor.

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

During the three and six months ended December 31, 2022, the Company incurred total commitment fees of $0.4 million and $0.8 million, respectively, and $0.3 million and $0.6 million during the three and six months ended December 31, 2021, respectively, which are included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of December 31, 2022, the Company had drawn the full amount of the Term Loan and the Company had not drawn on the Revolving Facility, and the Company had $746.3 million of total outstanding borrowings under the Second Amended and Restated Credit Agreement.

In connection with the execution of the Second Amended and Restated Credit Agreement, the Company incurred debt issuance costs of $1.1 million, which are capitalized and presented as Other assets on the Company’s Condensed Consolidated Balance Sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Second Amended and Restated Credit Agreement.

As of December 31, 2022, the Company was in compliance with the covenants under the Second Amended and Restated Credit Agreement. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of December 31, 2022, the Company had outstanding letters of credit totaling $85.4 million, of which $80.6 million is classified as Restricted cash on the Condensed Consolidated Balance Sheet.

Our proceeds in connection with the Term Loan were $696.4 million, net of discount of $33.8 million and issuance costs of $19.8 million. Both the discount and issuance costs are being amortized to interest expense over the term of the Term Loan using the effective interest rate method. Upon entering the Term Loan, the effective interest rate was 10.2% and on November 25, 2022 the rate was updated to 13.7%.

The net carrying amount of the Term Loan was as follows:

	December 31, 2022	June 30, 2022
	(in millions)
Principal	$750.0	$750.0
Principal payments	(3.8)	—
Unamortized debt discount	(30.5)	(33.1)
Unamortized debt issuance costs	(17.9)	(19.4)
Net carrying amount	$697.9	$697.5

The following table sets forth the interest expense recognized related to the Term Loan:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)
Amortization of debt discount	$1.4	$—	$2.7	$—
Amortization of debt issuance costs	0.8	—	1.6	—
Total interest expense related to the Term Loan	$2.2	$—	$4.4	$—

8. Commitments and Contingencies
The Company is subject to minimum guarantee royalty payments associated under certain music license agreements.

The following represents the Company's minimum annual guarantee payments under music license agreements for the next three years as of December 31, 2022:

Future Minimum Payments
Fiscal Year	(in millions)
2023 (remaining)	$66.5
2024	125.7
2025	43.8
Total	$236.0

Product Recall Return Reserves
On May 5, 2021, the Company announced separate, voluntary recalls of its Tread+ and Tread products in collaboration with the U.S. Consumer Product Safety Commission ("CPSC") and halted sales of these products to work on product enhancements. On October 18, 2022, the CPSC and the Company jointly announced that consumers now have more time to get a full refund if they wish to return their recalled Tread+. With the extension of the full refund period by one additional year, to November 6, 2023, the Company expects that more Members will opt for a full refund, and has accordingly increased the Company’s return reserve during the three months ended September 30, 2022. The following table details the accrued amount for a reduction to Connected Fitness Products revenue for actual and future returns and costs associated with inventory write-downs and logistics costs that were recorded in Connected Fitness Products cost of revenue.

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)
Returns accrual for reduction to Connected Fitness Products revenue	$—	$7.4	$26.5	$18.9
Inventory write-downs and logistics costs	—	5.2	2.5	5.7

Return reserves related to the impacts of the Tread+ recall of $44.5 million and $26.7 million were included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively. The estimated returns reserve is primarily based on historical and expected product returns.

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

As of December 31, 2022, the Company’s commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of Peloton products were estimated to be approximately $274.1 million.

Legal and Regulatory Proceedings
The Company is, or may become, a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business.

For example, we received reports of a number of injuries associated with our Tread+ product, one of which led to the death of a child. As a result of those reported Tread+ incidents, in April 2021, the CPSC unilaterally issued a warning to consumers about the safety hazards associated with the Tread+. While we do not agree with all of the assertions in the CPSC’s warning, in May 2021 we initiated a voluntary recall of our Tread+ product in collaboration with the CPSC. In August 2022, the CPSC notified us that the agency staff believes we failed to meet our statutory obligations under the Consumer Product Safety Act (the “CPSA”) and, in January 2023, the CPSC announced a settlement involving civil monetary penalties. To continue our cooperation with the CPSC, we agreed to pay the $19.1 million civil penalty, resolving the CPSC’s charges that we knowingly failed to immediately report hazards associated with the Tread+, and we continue to work cooperatively with the CPSC to further enhance the safety of our products. In addition, shortly after the May 2021 recalls, the U.S. Department of Justice (the “DOJ”) and the Department of Homeland Security (the “DHS”) subpoenaed us for documents and other information related to our statutory obligations under the CPSA and is continuing to investigate the matter. The SEC is also investigating our public disclosures concerning the recall, as well as other matters. In addition to the regulatory investigations, we are presently subject to class action litigation and private personal injury claims related to these perceived defects in the Tread+ and incidents reported to result from its use.

Additionally on April 29, 2021, Ashley Wilson filed a putative securities class action lawsuit against the Company and certain of its officers, captioned Wilson v. Peloton Interactive, Inc., et al., Case No. 1:21-cv-02369-CBA-PK, in the United States District Court for the Eastern District of New York (the "Wilson Action"), and on May 24, 2021, Leigh Drori filed a related putative securities class action lawsuit, captioned Drori v. Peloton Interactive, Inc., et al., Case No. 1:21-cv-02925-CBA-PK, also in the United States District Court for the Eastern District of New York (the “Drori Action”). On November 16, 2021, the district judge consolidated the Wilson and Drori Actions under the caption In re Peloton Interactive, Inc. Securities Litigation, Master File No. 21-cv-02369-CBA-PK, and appointed Richard Neswick as lead plaintiff. On January 21, 2022, lead plaintiff filed an amended consolidated complaint in the action purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between September 11, 2020 and May 5, 2021. Lead plaintiff alleges that the Company and certain of its officers made false or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 (“Exchange Act”) regarding the Company’s Tread and Tread+ products and the safety of those products. Defendants served their motion to dismiss the amended consolidated complaint on March 7, 2022, and briefing was complete on April 26, 2022. A hearing on the motion to dismiss was held on June 8, 2022. The court has not yet ruled on the motion to dismiss. On December 15, 2022, the parties reached a settlement-in-principle for which the Company has taken a reserve, and on December 16, 2022, the court stayed the action in light of the settlement-in-principle.

On May 20, 2021, Alan Chu filed a verified shareholder derivative action lawsuit purportedly on behalf of the Company against certain of the Company’s executive officers and the members of the Board of Directors, captioned Chu v. Foley, et al., Case No. 1:21-cv-02862, in the United States District Court for the Eastern District of New York (the “Chu Action”). Plaintiff Chu alleges breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Exchange Act, as well as a claim for contribution under Sections 10(b) and 21D of the Exchange Act against the Company’s Chief Executive Officer and Chief Financial Officer. On August 13, 2021 and August 19, 2021, two related verified shareholder derivative complaints were filed, captioned Genack v. Foley, et al., Case No. 1:21-cv-04583 and Liu v. Foley, et al., Case No. 1:21-cv-04687, also purportedly on behalf of the Company, in the United States District Court for the Eastern District of New York. On October 13, 2021, the parties in the three putative derivative actions filed a stipulation seeking to consolidate the actions, and agreeing to a schedule for plaintiffs to file motions to be appointed lead plaintiff. On October 26, 2021, the court entered the stipulation consolidating the three actions under the caption In re Peloton Interactive, Inc. Derivative Litigation, Master File No. 21-cv-02862-CBA-PK. On November 23, 2021, Anthony Franchi filed a shareholder derivative action in the United States District Court for the Eastern District of New York against certain of the Company’s executive officers and members of the board of directors captioned Franchi v. Blachford, et al., Case No. CV 21-06544 (the “Franchi Action”), which alleges breaches of fiduciary duty, unjust enrichment, and violations of Sections 14(a) and 20(a) of the Exchange Act. On January 24, 2022, the court entered a stipulation consolidating the Franchi Action into In re Peloton Interactive, Inc. Derivative Litigation (the “EDNY Derivative Action”) and appointed each plaintiff a co-lead plaintiff. On February 3, 2022, the parties filed a stipulation to stay the consolidated derivative action, which the Court entered on February 11, 2022, and the case remains stayed. On November 18, 2022, and December 8, 2022, respectively, shareholders Krikor Arslanian and Michael Smith filed putative verified stockholder derivative actions in the Court of Chancery of the State of Delaware purportedly on behalf of the Company against certain of the Company’s executive officers and directors (the “Chancery Actions”), captioned Arslanian v. Blachford, et al., Case No. 2022-1051-KSJM and Smith v. Boone, et al., Case No. 2022-1138-KSJM, asserting similar allegations to those made in the EDNY Derivative Action. On December 14, 2022, the Chancery Actions were consolidated as In re Peloton Interactive, Inc. Stockholder Derivative Litigation and stayed. On December 22, 2022, putative shareholder Charles Blackburn filed a putative stockholder derivative action in the United States District Court for the District of Delaware, asserting similar allegations to those in the EDNY Derivative Action and the Chancery Actions against certain current and former Company officers and directors, captioned Blackburn v. Foley, et al., Case No. 22-cv-01618-GBW. On January 12, 2023, the court stayed the Blackburn action.

On November 18, 2021, the City of Hialeah Employees’ Retirement System filed a putative securities class action lawsuit against the Company and certain of its officers in the United States District Court for the Southern District of New York, captioned City of Hialeah Employees’ Retirement System v. Peloton Interactive, Inc., Case No. 21-cv-09582-ALC (the “Hialeah Action”), and on December 2, 2021, Anastasia Deulina filed a related putative securities class action against the same defendants also in the United States District Court for the Southern District of New York captioned Deulina v. Peloton Interactive, Inc., Case No. 21-cv-10266-ALC (the “Deulina Action”). On May 5, 2022, the Court consolidated the Hialeah and Deulina Actions and appointed Robeco Capital Growth Funds SICAV – Robeco Global Consumer Trends as lead plaintiff. Lead plaintiff filed its amended complaint on June 25, 2022, purportedly on behalf of a class of individuals who purchased or otherwise acquired the Company’s common stock between February 5, 2021 and November 4, 2021, alleging that the Company and certain of its officers made false or misleading statements about demand for the Company’s products and engaged in improper trading in violation of Sections 10(b), 20(a), and 20A of the Exchange Act. Defendants filed their motion to dismiss on August 22, 2022, and briefing was completed on November 3, 2022. A hearing on defendants’ motion to dismiss has not yet been scheduled, and the court has not ruled on the motion to dismiss.

In April 2021, DISH Technologies L.L.C., and Sling TV L.L.C. (“DISH”) filed a complaint in the United States District Court for the Eastern District of
Texas. DISH, and, along with DISH DBS Corporation, also filed a complaint in the United States International Trade Commission (“ITC”) under Section 337 of the Tariff Act of 1930 against the Company, along with ICON Health & Fitness, Inc. (now iFIT Inc. f/k/a Icon Health & Fitness, Inc.), FreeMotion Fitness, Inc., NordicTrack, Inc., lululemon athletica, inc., and Curiouser Products Inc. d/b/a MIRROR. The complaints allege infringement of various patents related to fitness devices containing internet-streaming enabled video displays. In the ITC matter, on September 9, 2022 an Initial Determination was issued recommending that the ITC enter an exclusion order and a cease and desist order against Peloton’s importation and sale of Bike, Bike+, Tread and Tread+ products (and others that operate similarly) on the basis that those products infringed all four asserted patents of DISH. Peloton filed a Petition for Review of that determination to the ITC and the full Commission is reviewing certain portions of the determination. The ITC extended the target date for completion of the investigation to March 7, 2023. In the Eastern District of Texas complaint, DISH is seeking an order permanently enjoining the Company from infringing the asserted patents, an award of damages for the infringement of the asserted patents, and an award of damages for lost sales. The ITC investigation is ongoing and the Texas litigation remains stayed pending resolution to the ITC investigation.

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

9. Equity-Based Compensation

2019 Equity Incentive Plan
In August 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which was subsequently approved by the Company’s stockholders in September 2019. The 2019 Plan serves as the successor to the 2015 Stock Plan (the "2015 Plan"). The 2015 Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. Any reserved shares not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2019 Plan became available for grant under the 2019 Plan and will be issued as Class A common stock. The number of shares reserved for issuance under the 2019 Plan will increase automatically on July 1 of each of 2020 through 2029 by the number of shares of the Company’s Class A Common Stock equal to 5% of the total outstanding shares of all of the Company’s classes of common stock as of each June 30 immediately preceding the date of increase, or a lesser amount as determined by the Board of Directors. On July 1, 2022, the number of shares of Class A Common Stock available for issuance under the 2019 Plan was automatically increased according to its terms by 16,913,700 shares. As of December 31, 2022, 50,859,100 shares of Class A Common Stock are available for future award under the 2019 Plan.

Stock Options
The following summary sets forth the stock option activity under the 2015 Plan and 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2022	61,815,926	$25.28	6.7	$93.2
Granted	1,436,736	$8.92
Exercised	(3,436,020)	$5.96		$17.3
Forfeited or expired	(4,519,777)	$34.26
Outstanding — December 31, 2022	55,296,865	$18.11	5.2	$64.2
Vested and Exercisable— December 31, 2022	38,329,253	$15.58	3.6	$64.0

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested - June 30, 2022	25,347,235	$19.35
Granted	1,436,736	$6.42
Vested	(6,107,834)	$18.28
Forfeited or expired	(3,708,525)	$8.04
Unvested - December 31, 2022	16,967,612	$18.75

The aggregate intrinsic value of options outstanding and vested and exercisable was calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2022. The fair value of the common stock is the closing stock price of the Company's Class A Common Stock as reported on The Nasdaq Global Select Market. The aggregate intrinsic value of exercised options was $17.3 million and $241.1 million for the six months ended December 31, 2022 and 2021, respectively.

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

For the six months ended December 31, 2022 and 2021, the weighted-average grant date fair value per option was $6.42 and $43.15, respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

Six Months Ended December 31, 2022
Weighted average risk-free interest rate (1)	3.3%
Weighted average expected term (in years)	6.2
Weighted average expected volatility (2)	81.4%
Expected dividend yield	—
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

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2022	8,977,705	$42.49
Granted	16,481,063	$9.88
Vested and converted to shares	(2,475,331)	$38.63
Cancelled	(4,153,725)	$27.07
Outstanding — December 31, 2022	18,829,712	$17.85

Employee Stock Purchase Plan
In August 2019, the Board of Directors adopted, and in September 2019, the Company's stockholders approved, the ESPP, through which eligible employees may purchase shares of the Company's Class A Common Stock at a discount through accumulated payroll deductions. The ESPP became effective on the date the registration statement, in connection with the Company’s IPO, was declared effective by the SEC (the "Effective Date"). The number of shares of the Company's Class A Common Stock that will be available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2022, the number of shares of Class A Common Stock available for issuance under the ESPP was automatically increased according to its terms by 3,382,740 shares. As of December 31, 2022, a total of 13,145,078 shares of Class A Common Stock was available for sale to employees under the ESPP.

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

Unless otherwise determined by the Board of Directors, the purchase price for each share of Class A Common Stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period or the fair market value per share on the last trading day of the applicable purchase period. During the six months ended December 31, 2022, there were ESPP resets that resulted in total modification charges of $2.7 million, which are recognized over the new two-year offering period ending August 31, 2024.

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods were as follows:

Six Months Ended December 31, 2022
Weighted average risk-free interest rate	0.7%
Weighted average expected term (in years)	1.3
Weighted average expected volatility	86.9%
Expected dividend yield	—

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

During the three and six months ended December 31, 2022, the Company recorded Stock-based compensation expense associated with the ESPP of $4.3 million and $11.9 million, respectively, and $4.6 million and $8.2 million for the three and six months ended December 31, 2021, respectively.

In connection with the offering period that ended on August 31, 2022, employees purchased 386,121 shares of Class A Common Stock at a weighted-average price of $8.66 under the ESPP. As of December 31, 2022, total unrecognized compensation cost related to the ESPP was $12.8 million, which will be amortized over a weighted-average remaining period of 1.7 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)
Cost of revenue
Connected Fitness Products	$2.0	$6.6	$9.3	$11.0
Subscription	10.0	5.1	22.7	8.7
Total cost of revenue	12.0	11.7	32.1	19.7
Sales and marketing	7.5	9.0	18.2	15.5
General and administrative	40.5	38.3	92.8	67.8
Research and development	15.6	12.9	37.8	21.7
Restructuring expense	6.0	—	82.8	—
Total stock-based compensation expense	$81.6	$71.9	$263.7	$124.8

As of December 31, 2022, the Company had $607.0 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 2.6 years.

In the six months ended December 31, 2022, nine employees of the Company who were eligible to participate in the Company’s Severance and Change in Control Plan (the “Severance Plan”) terminated employment. Certain modifications were made to equity awards, including, in certain instances, the post-termination period during which an employee may exercise outstanding stock options was extended from 90 days to one year (or the option expiration date, if earlier), and extended vesting was tied to certain consulting services that were deemed to be non-substantive. In one instance, the post-termination period during which an employee may exercise outstanding stock options was extended from 90 days to approximately 2.8 years. As a result of these modifications, the Company recognized incremental Stock-based compensation expense of $4.9 million and $48.3 million for the three and six months ended December 31, 2022, respectively, within Restructuring expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
10. Income Taxes
The Company recorded a provision from income taxes of $1.9 million and $2.7 million for the three and six months ended December 31, 2022, respectively, and a provision of $3.1 million and $5.4 million for the three and six months ended December 31, 2021, respectively. Furthermore, the Company's effective tax rates were (0.58)% and (0.37)% for the three and six months ended December 31, 2022, respectively, and (0.71)% and (0.67)% for the three and six months ended December 31, 2021, respectively. The income tax provision and the effective tax rate are primarily driven by state and international taxes.

The Company maintains a valuation allowance on the majority of its deferred tax assets as it has concluded that it is more likely than not that the deferred assets will not be utilized.
11. Net Loss Per Share
The computation of loss per share is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	($ in millions except per share amounts)
Basic and diluted loss per share:
Net loss attributable to common stockholders	$(335.4)	$(439.4)	$(743.9)	$(815.3)
Shares used in computation:
Weighted-average common shares outstanding	341,930,937	317,110,297	340,516,100	309,119,648
Basic and diluted loss per share	$(0.98)	$(1.39)	$(2.18)	$(2.64)
Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Employee stock options	14,864,037	44,011,349	15,404,476	47,438,668
Restricted stock units and awards	817,901	104,006	475,649	252,433
Shares estimated to be purchased under ESPP	—	—	—	56,740

Impact of the Notes
The Company expects to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. The conversion option will have a dilutive impact on net income per share of Common Stock when the average market price per share of the Company's Class A Common Stock for a given period exceeds the conversion price of the Notes of $239.23 per share. During the three and six months ended December 31, 2022, the weighted average price per share of the Company's Class A Common Stock was below the conversion price of the Notes.

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

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)
Connected Fitness Products:
Revenue	$381.4	$796.4	$585.6	$1,297.4
Cost of revenue	424.2	745.0	684.1	1,185.8
Gross profit	$(42.8)	$51.4	$(98.4)	$111.7
Subscription:
Revenue	$411.3	$337.5	$823.6	$641.7
Cost of revenue	133.4	107.9	272.9	209.4
Gross profit	$277.9	$229.6	$550.7	$432.3
Consolidated:
Revenue	$792.7	$1,133.9	$1,409.2	$1,939.1
Cost of revenue	557.6	853.0	957.0	1,395.1
Gross profit	$235.0	$281.0	$452.2	$544.0

Reconciliation of Gross Profit
Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable Segment Gross Profit to consolidated Loss before provision for income tax is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)
Segment Gross Profit	$235.0	$281.0	$452.2	$544.0
Sales and marketing	(217.1)	(348.9)	(355.8)	(633.0)
General and administrative	(192.6)	(248.5)	(386.1)	(489.0)
Research and development	(80.0)	(99.8)	(168.1)	(197.5)
Impairment expense	(9.7)	(9.4)	(72.6)	(9.9)
Restructuring expense	(49.0)	—	(155.9)	—
Supplier settlements	(17.9)	—	(19.1)	—
Total other income (expense), net	(2.2)	(10.6)	(35.9)	(24.6)
Loss before provision for income taxes	$(333.5)	$(436.3)	$(741.2)	$(809.9)

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

Overview
Peloton is the largest interactive fitness platform in the world with a loyal community of 6.7 million Members as of December 31, 2022. We pioneered connected, technology-enabled fitness, and the streaming of immersive, instructor-led boutique classes to our Members anytime, anywhere. We make fitness entertaining, approachable, effective, and convenient, while fostering social connections that encourage our Members to be the best versions of themselves. We define a Member as any individual who has a Peloton account through a paid All-Access Membership, or a paid Peloton App subscription.

Our Connected Fitness Product portfolio includes the Peloton Bike, Bike+, Tread, Tread+, Guide, and Row. Our revenue is generated primarily from recurring Subscription revenue and the sale of our Connected Fitness Products. We have historically experienced significant growth in sales of our Connected Fitness Products, which, when combined with our low Average Net Monthly Connected Fitness Churn has led to significant growth in Connected Fitness Subscriptions.

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

Second Quarter Fiscal 2023 Update and Recent Developments
As we have previously disclosed, forecasting for our business during and following the COVID-19 pandemic, particularly in its more recent stages, has proven to be very challenging. While we have been able to grow more than we anticipated just over two years ago, fluctuations in demand and supply that we have been navigating during this time period led us to grow our operations beyond what we believe is currently best suited to our business. Although our belief in the positive long-term outlook for Connected Fitness remains unchanged, the long-term cost demands of our business require us to recalibrate our near-term expectations. Additionally, while demand for our Connected Fitness Products has continued to strongly outpace pre-pandemic levels, we have had significant difficulty in forecasting near-term consumer demand and, as a result, our expected near-term operating performance. See “Risk Factors—Risks Related to Our Business—Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in our Form 10-K.

Product and Content Highlights
Our annual Thanksgiving Day and "Turkey Burn" classes were again a Member hit, with over 790 thousand Members completing 1.3 million workouts. Responding to member feedback for new and innovative class formats, November saw the debut of "LOL Cody", our first "variety class" series created to break down pop culture's biggest moments. Cycling instructor Cody Rigsby hosted a collection of live classes featuring special guests such as Mariah Carey, Carly Rae Jepsen, Bowen Yang, and Matt Rogers, as well as drop-ins by guest Peloton instructors.

November also saw the launch of our "Extra 10" series, a collection of classes designed to provide members ten extra minutes of focused workout time, without warm-up introductions. Extra 10s are a mixture of intervals, climbs, and low-impact cycling and Tread classes, which we plan to extend to additional modalities in the new calendar year. An instant hit with Members, Extra 10s saw over 1.3 million workouts taken in the quarter by over 540 thousand Members.

In December, we officially launched and began deliveries of our new Peloton Row in the U.S.

To support our growing community of Tread users, Logan Aldridge, Hannah Frankson, Camila Ramon, and Alex Toussaint joined our Tread instructor roster during the quarter, bringing our Tread instructor count up to 24. In the quarter, we produced over 700 classes across our running, walking, and Tread bootcamp modalities, bringing our total Tread class count to over 7,300 at quarter's end. Lastly, in December we announced that our award-winning Tread will be available in Australia starting in February.

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

Total charges related to the Restructuring Plan were $62.4 million and $232.2 million for the three and six months ended December 31, 2022, respectively. Total charges for the three months ended December 31, 2022 consisted of cash charges of $34.1 million for severance and other personnel costs and $8.9 million for professional fees and other related charges, and non-cash charges of $9.7 million related to non-inventory asset write-downs and write-offs and $6.0 million for stock-based compensation expense. Total charges for the six months ended December 31, 2022 consisted of cash charges of $61.1 million for severance and other personnel costs and $12.0 million for professional fees and other related charges, and non-cash charges of $72.6 million related to non-inventory asset write-downs and write-offs and $82.8 million for stock-based compensation expense.

In connection with the Restructuring Plan, the Company estimates that it will incur additional cash charges of approximately $35 million, primarily composed of severance and other exit costs in fiscal year 2023 and beyond. Additionally, the Company expects to recognize additional non-cash charges of approximately $25 million, primarily composed of asset impairment and stock-based compensation charges in fiscal year 2023 in connection with the Restructuring Plan.

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

Product Recall Update
On May 5, 2021, we announced separate, voluntary recalls of each of our Tread+ and Tread products in collaboration with the Consumer Product Safety Commission (the “CPSC”) and halted sales of these products to work on product enhancements. Members were notified that they could return their Tread or Tread+ for a full refund, or wait until a solution is available. Tread+ owners were also given the option to have Peloton move their Tread+ to a different location within their home. We announced a repair for the Tread in August 2021, shortly before resuming sales. We continue to work on potential hardware enhancements for Tread+, which remains recalled. In August 2022, the CPSC notified us that the agency staff believes we failed to meet our statutory obligations under the Consumer Product Safety Act (the “CPSA”), and, in January 2023, the CPSC announced a settlement involving civil monetary penalties. To continue our cooperation with the CPSC, we agreed to pay the $19.1 million civil penalty, resolving the CPSC’s charges that we knowingly failed to immediately report hazards associated with the Tread+, and we continue to work cooperatively with the CPSC to further enhance the safety of our products. On October 18, 2022, we announced a one-year extension of the full refund period for our Tread+ if consumers wish to return their Tread+ pursuant to the recall. With the extension of the full refund period by one additional year, to November 6, 2023, the Company expects that more Members will opt for a full refund, and has accordingly increased the Company’s return reserve. For the recall-to-date period, the Company recognized a reduction to Connected Fitness Products revenue for actual and estimated future returns of $166.9 million, and return reserves of $44.5 million and $26.7 million were included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets related to the impacts of the recall as of December 31, 2022 and 2021, respectively. We may continue to incur additional costs that could include costs for which we have not accrued or established adequate reserves, including increases to the return reserves, inventory write-downs, logistics costs associated with Member requests to return or move their hardware, subscription waiver variable costs of service, anticipated recall-related hardware development and repair costs, and related legal and advisory fees. Recall charges are based upon estimates associated with our expected and historical consumer response rates. Our plan for the Tread+ recall is still being finalized and actual costs related to this matter may vary from the estimate, and may result in further impacts to our future results of operations and business. See “Risk Factors—Risks Related to Our Connected Fitness Products and Members—We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater product returns than expected, either of which could have an adverse effect on our business, financial condition, and operating results” in our Form 10-K.

Key Operational and Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended December 31,
	2022	2021
Ending Connected Fitness Subscriptions	3,033,352	2,766,816
Average Net Monthly Connected Fitness Churn	1.1%	0.8%
Subscription Gross Profit (in millions)	$277.9	$229.3
Subscription Contribution (in millions)(1)	$296.6	$240.9
Subscription Gross Margin	67.6%	67.9%
Subscription Contribution Margin(1)	72.1%	71.4%
Net loss (in millions)	$(335.4)	$(439.4)
Adjusted EBITDA (in millions)(2)	$(122.4)	$(266.5)
Net Cash Used in Operating Activities (in millions)(3)	$(88.5)	$(446.6)
Free Cash Flow (in millions)(3)	$(94.4)	$(546.7)
______________________________
(1) Please see the section titled “Non-GAAP Financial Measures—Subscription Contribution and Subscription Contribution Margin” for a reconciliation of Subscription Gross Profit to Subscription Contribution and an explanation of why we consider Subscription Contribution and Subscription Contribution Margin to be helpful measures for investors.
(2) Please see the section titled “Non-GAAP Financial Measures—Adjusted EBITDA” for a reconciliation of Net loss to Adjusted EBITDA and an explanation of why we consider Adjusted EBITDA to be a helpful measure for investors.
(3) Please see the section titled “Non-GAAP Financial Measures—Free Cash Flow” for a reconciliation of net cash used in operating activities to Free Cash Flow and an explanation of why we consider Free Cash Flow to be a helpful measure for investors.

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

As of December 31, 2022, 99% and 88% of our Connected Fitness Subscription and Peloton Digital subscription bases were paying month-to-month, respectively.

If a Connected Fitness Subscription owns a combination of a Bike, Tread, Guide or Row product in the same household, the price of the Subscription remains $44 monthly (price increased from $39 to $44 USD effective as of June 1, 2022). As of December 31, 2022, approximately 7% of our Connected Fitness Subscriptions owned both a Bike and Tread product.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$381.4	$796.4	$585.6	$1,297.4
Subscription	411.3	337.5	823.6	641.7
Total revenue	792.7	1,133.9	1,409.2	1,939.1
Cost of revenue(1)(2)
Connected Fitness Products	424.2	745.0	684.1	1,185.8
Subscription	133.4	107.9	272.9	209.4
Total cost of revenue	557.6	853.0	957.0	1,395.1
Gross profit	235.0	281.0	452.2	544.0
Operating expenses
Sales and marketing(1)(2)	217.1	348.9	355.8	633.0
General and administrative(1)(2)	192.6	248.5	386.1	489.0
Research and development(1)(2)	80.0	99.8	168.1	197.5
Impairment expense	9.7	9.4	72.6	9.9
Restructuring expense(1)	49.0	—	155.9	—
Supplier settlements	17.9	—	19.1	—
Total operating expenses	566.4	706.6	1,157.6	1,329.4
Loss from operations	(331.3)	(425.7)	(705.3)	(785.4)
Other (expense) income, net:
Interest expense	(22.2)	(8.8)	(43.2)	(17.4)
Interest income	5.8	0.3	9.8	0.9
Foreign exchange gains (losses)	11.8	(1.7)	(5.2)	(7.6)
Other income (expense), net	2.4	(0.4)	2.6	(0.4)
Total other income (expense), net	(2.2)	(10.6)	(35.9)	(24.6)
Loss before provision for income taxes	(333.5)	(436.3)	(741.2)	(809.9)
Income tax expense	1.9	3.1	2.7	5.4
Net loss	$(335.4)	$(439.4)	$(743.9)	$(815.3)

____________________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)
Cost of revenue
Connected Fitness Products	$2.0	$6.6	$9.3	$11.0
Subscription	10.0	5.1	22.7	8.7
Total cost of revenue	12.0	11.7	32.1	19.7
Sales and marketing	7.5	9.0	18.2	15.5
General and administrative	40.5	38.3	92.8	67.8
Research and development	15.6	12.9	37.8	21.7
Restructuring	6.0	—	82.8	—
Total stock-based compensation expense	$81.6	$71.9	$263.7	$124.8
On July 1, 2022, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved accelerating the vesting requirement for unvested restricted stock units held by certain employees by one year. This applied to eligible unvested restricted stock units that had more than eight quarterly vesting dates remaining in their vesting schedule. The acceleration resulted in approximately $5.1 million and $31.7 million of stock-based compensation expense being pulled forward and recognized in the three and six months ended December 31, 2022. Additionally, on July 1, 2022, the Compensation Committee approved a one-time repricing of certain stock option awards that had been granted to date under the 2019 Plan. The repricing impacted stock options held by all employees who remained employed through July 25, 2022. The repricing did not apply to our U.S.-based hourly employees (or employees with equivalent roles in non-U.S. locations) or our C-level executives. The modification resulted in incremental stock-based compensation expense of $21.9 million in the aggregate. Approximately $4.7 million was recognized immediately during the three months ended September 30, 2022, for vested options, with the remainder to be recognized over the remaining weighted-average vesting term of approximately 2.9 years.
____________________
(2) Includes depreciation and amortization expense as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)
Cost of revenue
Connected Fitness Products	$4.7	$4.6	$7.5	$8.2
Subscription	8.8	6.4	17.3	11.9
Total cost of revenue	13.4	11.0	24.8	20.0
Sales and marketing	8.3	8.0	16.7	12.4
General and administrative	6.6	11.9	13.7	21.7
Research and development	2.9	5.1	5.7	10.1
Total depreciation and amortization expense	$31.2	$36.1	$60.9	$64.2
Comparison of the Three and Six Months Ended December 31, 2022 and 2021
Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	% Change	2022	2021	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$381.4	$796.4	(52.1)%	$585.6	$1,297.4	(54.9)%
Subscription	411.3	337.5	21.8	823.6	641.7	28.3
Total revenue	$792.7	$1,133.9	(30.1)%	$1,409.2	$1,939.1	(27.3)%
Percentage of revenue
Connected Fitness Products	48.1%	70.2%		41.6%	66.9%
Subscription	51.9	29.8		58.4	33.1
Total	100.0%	100.0%		100.0%	100.0%

Three and Six Months Ended December 31, 2022 and 2021
Connected Fitness Products revenue decreased $415.0 million and $711.8 million for the three and six months ended December 31, 2022, respectively, compared to the three and six months ended December 31, 2021. These decreases were primarily attributable to fewer Bike, Tread and Accessory deliveries due to a return to our historical seasonality following the strong demand for home fitness in fiscal 2022 attributable to the COVID-19 pandemic. These decreases were partially offset by revenues generated from Peloton Row which launched in the second quarter of fiscal 2023.

Subscription revenue increased $73.7 million and $181.9 million for the three and six months ended December 31, 2022, respectively, compared to the three and six months ended December 31, 2021. These increases were primarily attributable to the year-over-year growth in our Connected Fitness Subscriptions and the price increase of the All-Access membership fee from $39 to $44, effective as of June 1, 2022. The growth of our Connected Fitness Subscriptions was primarily driven by the number of Connected Fitness Products delivered during the fiscal year ended June 30, 2022 and the three months ended September 30, 2022 under new Subscriptions and our low Average Net Monthly Connected Fitness Churn of 1.14% for both the three and six month periods ending December 31, 2022.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	% Change	2022	2021	% Change
	(dollars in millions)
Cost of Revenue:
Connected Fitness Products	$424.2	$745.0	(43.1)%	$684.1	$1,185.8	(42.3)%
Subscription	133.4	107.9	23.6	272.9	209.4	30.3
Total cost of revenue	$557.6	$853.0	(34.6)%	$957.0	$1,395.1	(31.4)%
Gross Profit:
Connected Fitness Products	$(42.8)	$51.4	(183.4)%	$(98.4)	$111.7	(188.2)%
Subscription	277.9	229.6	21.0	550.7	432.3	27.4
Total Gross profit	$235.0	$281.0	(16.3)%	$452.2	$544.0	(16.9)%
Gross Margin:
Connected Fitness Products	(11.2)%	6.5%		(16.8)%	8.6%
Subscription	67.6%	68.0%		66.9%	67.4%

Three Months Ended December 31, 2022 and 2021

Connected Fitness Products cost of revenue for the three months ended December 31, 2022 decreased $320.8 million, or 43.1%, compared to the three months ended December 31, 2021. This decrease was primarily driven by fewer deliveries for the three months ended December 31, 2022 compared to the three months ended December 31, 2021.

Our Connected Fitness Products Gross Margin decreased to (11.2)% for the three months ended December 31, 2022 compared to 6.5% for the three months ended December 31, 2021, primarily driven by promotional pricing in place during the quarter as well as inventory reserves and write downs, partially offset by reduced payroll expenses resulting from restructuring efforts.

Subscription cost of revenue for the three months ended December 31, 2022 increased $25.5 million, or 23.6%, compared to the three months ended December 31, 2021. This increase was primarily driven by an increase of $17.9 million in music royalties and platform streaming costs, and an increase of $4.8 million in stock-based compensation expense primarily driven by the acceleration of certain restricted stock unit vesting schedules and an increased number of awards vesting.

Subscription Gross Margin remained consistent for the three months ended December 31, 2022 compared to the three months ended December 31, 2021.

Six Months Ended December 31, 2022 and 2021

Connected Fitness Products cost of revenue for the six months ended December 31, 2022 decreased $501.7 million, or 42.3%, compared to the six months ended December 31, 2021. This decrease was primarily driven by fewer deliveries for the six months ended December 31, 2022 compared to the six months ended December 31, 2021.

Our Connected Fitness Products Gross Margin decreased to (16.8)% for the six months ended December 31, 2022 compared to 8.6% for the six months ended December 31, 2021, primarily driven by inventory reserves and write downs, promotional pricing in place during the quarter, and higher logistics expenses per delivery.

Subscription cost of revenue for the six months ended December 31, 2022 increased $63.5 million, or 30.3%, compared to the six months ended December 31, 2021. This increase was primarily driven by an increase of $35.3 million in music royalties and platform streaming costs, and an increase of $14.0 million in stock-based compensation expense primarily driven by the acceleration of certain restricted stock unit vesting schedules, the repricing of certain stock option awards, and an increased number of awards vesting.

Subscription Gross Margin remained consistent for the six months ended December 31, 2022 compared to the six months ended December 31, 2021.

Operating Expenses
Sales and Marketing

	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	% Change	2022	2021	% Change
	(dollars in millions)
Sales and marketing	$217.1	$348.9	(37.8)%	$355.8	$633.0	(43.8)%
As a percentage of total revenue	27.4%	30.8%		25.2%	32.6%

Three and Six Months Ended December 31, 2022 and 2021

Sales and marketing expense decreased $131.8 million and $277.2 million in the three and six months ended December 31, 2022, respectively, when compared to the three and six months ended December 31, 2021. These decreases were primarily due to decreases in spending on advertising and marketing programs of $107.1 million and $244.7 million during the three and six months ended December 31, 2022, respectively. These decreases were also due to decreases in personnel-related expenses of $13.2 million and $20.3 million for the three and six months ended December 31, 2022, respectively, primarily due to decreased average headcount.

General and Administrative

	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	% Change	2022	2021	% Change
	(dollars in millions)
General and administrative	$192.6	$248.5	(22.5)%	$386.1	$489.0	(21.0)%
As a percentage of total revenue	24.3%	21.9%		27.4%	25.2%

Three and Six Months Ended December 31, 2022 and 2021

General and administrative expense decreased $55.9 million and $102.8 million in the three and six months ended December 31, 2022, respectively, when compared to the three and six months ended December 31, 2021. These decreases were primarily due to decreases in professional services fees of $27.3 million and $73.2 million during the three and six months ended December 31, 2022, respectively. These decreases were also due to decreases in personnel-related expenses of $17.5 million and $28.1 million for the three and six months ended December 31, 2022, respectively, primarily due to decreased average headcount. The overall decreases were partially offset by increases in stock-based compensation expense of $2.2 million and $25.0 million for the three and six months ended December 31, 2022, respectively, primarily driven by the acceleration of certain restricted stock unit vesting schedules, the repricing of certain stock option awards, and an increased number of awards vesting.

Research and Development

	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	% Change	2022	2021	% Change
	(dollars in millions)
Research and development	$80.0	$99.8	(19.8)%	$168.1	$197.5	(14.9)%
As a percentage of total revenue	10.1%	8.8%		11.9%	10.2%
Three and Six Months Ended December 31, 2022 and 2021

Research and development expense decreased $19.8 million and $29.4 million in the three and six months ended December 31, 2022, respectively, when compared to the three and six months ended December 31, 2021. These decreases were primarily due to decreases in product development and research costs associated with development of new software features and products of $7.7 million and $17.4 million during the three and six months ended December 31, 2022, respectively. Additionally, decreases of $4.1 million and $8.0 million for the three and six months ended December 31, 2022, respectively, were driven by decreased costs associated with software and web platform costs. The decreases were also due to decreases in personnel-related expenses of $8.1 million and $15.1 million for the three and six months ended December 31, 2022, respectively, primarily due to decreased average headcount. The overall decreases in research and development expenses were partially offset by increases in stock-based compensation expense of $2.7 million and $16.0 million for the three and six months ended

December 31, 2022, respectively, primarily driven by an acceleration of certain restricted stock unit vesting schedules, the repricing of certain stock option awards, and an increased number of awards vesting.

Impairment expense

	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	% Change	2022	2021	% Change
	(dollars in millions)
Impairment expense	$9.7	$9.4	3.7%	$72.6	$9.9	NM*
___________________________
*NM - not meaningful

Impairment expense for the three months ended December 31, 2022 was $9.7 million comprised primarily of asset write-downs and write-offs related to retail showroom locations and capitalized software. Impairment expense for the six months ended December 31, 2022 was $72.6 million comprised primarily of write-downs and write-offs related to Connected Fitness assets comprised primarily of connected fitness and supply chain asset impairments related to our exits of our remaining field operations locations, as well as assets at certain corporate office locations and retail showroom locations, which we exited during the six months ended December 31, 2022. We expect additional impairments related to assets associated with retail showroom locations as we continue to reduce our footprint during the fiscal year in connection with the Restructuring Plan.

Restructuring expense

	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	% Change	2022	2021	% Change
	(dollars in millions)
Restructuring expense	$49.0	$—	NM*	$155.9	$—	NM*
___________________________
*NM - not meaningful

Restructuring expense for the three and six months ended December 31, 2022 was $49.0 million and $155.9 million, respectively. Restructuring expense consisted of $6.0 million and $82.8 million of stock-based compensation expense for the three and six months ended December 31, 2022, respectively, driven by incremental stock-based compensation expense from exercise window modifications and the acceleration of certain restricted stock unit vesting schedules pursuant to severance arrangements, and $34.1 million and $61.1 million of cash severance and other personnel costs for the three and six months ended December 31, 2022, respectively. In addition, there were increases of $8.9 million and $12.0 million in professional fees and other costs associated with exit and disposal activities for the three and six months ended December 31, 2022, respectively. There were no restructuring expenses for the three and six months ended December 31, 2021.

Supplier Settlements

	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	% Change	2022	2021	% Change
	(dollars in millions)
Supplier Settlements	$17.9	$—	NM*	$19.1	$—	NM*

Supplier settlements were $17.9 million and $19.1 million for the three and six months ended December 31, 2022, respectively, which consisted of settlement and related costs paid to third-party suppliers to terminate certain future inventory purchase commitments.

Other Income (Expense), Net and Income Tax Expense

	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	% Change	2022	2021	% Change
	(dollars in millions)
Interest expense	$(22.2)	$(8.8)	*NM	$(43.2)	$(17.4)	*NM
Interest income	5.8	0.3	*NM	9.8	0.9	*NM
Foreign exchange gains (losses)	11.8	(1.7)	*NM	(5.2)	(7.6)	*NM
Other income (expense), net	2.4	(0.4)	*NM	2.6	(0.4)	*NM
Income tax expense	1.9	3.1	*NM	2.7	5.4	*NM
___________________________
*NM - not meaningful

Other income, net, was comprised of the following for the three and six months ended December 31, 2022:

•Interest expense primarily related to the amortization of the convertible notes discount and deferred financing costs of $22.2 million and $43.2 million, respectively;
•Interest income from cash, cash equivalents, and short-term investments of $5.8 million and $9.8 million, respectively; and
•Foreign exchange gains (losses) of $11.8 million and $(5.2), respectively.

Other expense, net, was comprised of the following for the three and six months ended December 31, 2021:

•Interest expense primarily related to the amortization of the convertible notes discount and deferred financing costs of $8.8 million and $17.4 million, respectively;
•Interest income from cash, cash equivalents, and short-term investments of $0.3 million and $0.9 million, respectively;
•Foreign exchange losses of $1.7 million and $7.6 million, respectively; and
•Unrealized losses on short-term investments of $0.4 million and $0.4 million, respectively.

Income tax expense for the three and six months ended December 31, 2022 and December 31, 2021 was primarily due to state and international taxes.
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
We use Adjusted EBITDA as a measure of operating performance and the operating leverage in our business. We believe that these non-GAAP financial measures are useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

•Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization expense, other expense (income), net, and provision for income taxes that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired;
•Our management uses Adjusted EBITDA in conjunction with financial measures prepared in accordance with GAAP for planning purposes, including the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance; and
•Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitate period-to-period comparisons of our core operating results, and may also facilitate comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this measure in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are, or may in the future be, as follows:

•Although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA excludes stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us; or (3) tax payments that may represent a reduction in cash available to us;
•Adjusted EBITDA does not reflect certain litigation expenses, consisting of legal settlements and related fees for specific proceedings that we have determined arise outside of the ordinary course of business based on the following considerations which we assess regularly: (1) the frequency of similar cases that have been brought to date, or are expected to be brought within two years; (2) the complexity of the case; (3) the nature of the remedy(ies) sought, including the size of any monetary damages sought; (4) offensive versus defensive posture of us; (5) the counterparty involved; and (6) our overall litigation strategy;
•Adjusted EBITDA does not reflect transaction and integration costs related to acquisitions;
•Adjusted EBITDA does not reflect impairment charges for goodwill and fixed assets, and gains (losses) on disposals for fixed assets;
•Adjusted EBITDA does not reflect the impact of purchase accounting adjustments to inventory related to the Precor acquisition;

•Adjusted EBITDA does not reflect costs associated with Tread and Tread+ product recalls including increases to the return reserves, Tread+ inventory write-downs, logistics costs associated with Member requests on Tread and Tread+, the cost to move the Tread+ for those that elect the option, subscription waiver costs of service, and recall-related hardware development and repair costs;
•Adjusted EBITDA does not reflect reorganization, severance, exit, disposal and other costs associated with restructuring plans;
•Adjusted EBITDA does not reflect non-recurring supplier settlements; and
•The expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results and we may, in the future, exclude other significant, unusual expenses or other items from these financial measures. Because companies in our industry may calculate such measures differently than we do, their usefulness as comparative measures can be limited.

Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Adjusted EBITDA

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(dollars in millions)
Net loss	$(335.4)	$(439.4)	$(743.9)	$(815.3)
Adjusted to exclude the following:
Other expense, net	2.2	10.6	35.9	24.6
Income tax expense	1.9	3.1	2.7	5.4
Depreciation and amortization expense	31.2	36.1	60.9	64.2
Stock-based compensation expense	75.6	71.9	180.9	124.8
Impairment expense	9.7	9.4	72.6	9.9
Restructuring expense	52.7	—	159.6	—
Supplier settlements	17.9	—	19.1	—
Product recalls(1)	2.3	14.7	31.2	27.5
Litigation and settlement expenses(2)	19.3	25.3	25.0	51.8
Other adjustment items	0.2	1.9	1.0	6.9
Adjusted EBITDA	$(122.4)	$(266.5)	$(155.1)	$(500.1)
______________________
(1) Represents adjustments and charges associated with the Tread and Tread+ product recall, as well as accrual adjustments. These include a reduction to Connected Fitness Products revenue for actual and estimated future returns of zero and $26.5 million, recorded costs in Connected Fitness Products cost of revenue associated with inventory write-downs and logistic costs of zero and $2.5 million, and operating expenses of $2.3 million and $2.3 million associated with recall-related hardware development costs, in each case for the three and six months ended December 31, 2022, respectively. For the three and six months ended December 31, 2021, these include a reduction to Connected Fitness Products revenue for actual and estimated future returns of $7.4 million and $18.9 million, recorded costs in Connected Fitness Products cost of revenue associated with inventory write-downs and logistic costs of $5.2 million and $5.7 million, and operating expenses of $2.1 million and $3.0 million associated with recall-related hardware development costs, respectively.
(2) Includes litigation-related expenses and settlement for certain non-recurring patent infringement litigation, securities litigation, consumer arbitration, and product recalls for the three and six months ended December 31, 2022 and 2021.

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

The following table presents a reconciliation of Subscription Contribution to Subscription Gross Profit, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(dollars in millions)
Subscription Revenue	$411.3	$337.5	$823.6	$641.7
Less: Cost of Subscription	133.4	107.9	272.9	209.4
Subscription Gross Profit	$277.9	$229.6	$550.7	$432.3
Subscription Gross Margin	67.6%	68.0%	66.9%	67.4%
Add back:
Depreciation and amortization expense	$8.8	$6.4	$17.3	$11.9
Stock-based compensation expense	10.0	5.1	22.7	8.7
Subscription Contribution	$296.6	$241.2	$590.7	$452.9
Subscription Contribution Margin	72.1%	71.4%	71.7%	70.6%

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

The following table presents a reconciliation of Free Cash Flow to Net cash used in operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)
Net cash used in operating activities	$(88.5)	$(446.6)	$(291.3)	$(1,007.6)
Capital expenditures and capitalized internal-use software development costs	(5.9)	(100.1)	(49.5)	(191.0)
Free Cash Flow	$(94.4)	$(546.7)	$(340.7)	$(1,198.6)

Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, and term loan, as well as cash flows from operating activities. As of December 31, 2022, we had Cash and cash equivalents of approximately $871.0 million.

We anticipate capital expenditures over the next 12 months which include capitalized labor, investments in content and our studios, product development and systems implementation, offset by any proceeds from the expected eventual sale of Peloton Output Park.

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

Total charges related to the Restructuring Plan were $62.4 million and $232.2 million for the three and six months ended December 31, 2022, respectively. Total charges for the three months ended December 31, 2022 consisted of cash charges of $34.1 million for severance and other personnel costs and $8.9 million for professional fees and other related charges, and non-cash charges of $9.7 million related to non-inventory asset write-downs and write-offs and $6.0 million for stock-based compensation expense. Total charges for the six months ended December 31, 2022 consisted of cash charges of $61.1 million for severance and other personnel costs and $12.0 million for professional fees and other related charges, and non-cash charges of $72.6 million related to non-inventory asset write-downs and write-offs and $82.8 million for stock-based compensation expense.

In connection with the Restructuring Plan, the Company estimates that it will incur additional cash charges of approximately $35 million, primarily composed of severance and other exit costs in fiscal year 2023 and beyond. Additionally, the Company expects to recognize additional non-cash charges of approximately $25 million, primarily composed of asset impairment and stock-based compensation charges in fiscal year 2023 in connection with the Restructuring Plan.

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

The Term Loan bears interest at a rate equal to, at our option, either at the Alternate Base Rate (as defined in the Second Amended and Restated Credit Agreement) plus 5.50% per annum or the Adjusted Term SOFR Rate (as defined in the Second Amended and Restated Credit Agreement) plus 6.50% per annum. As stipulated in the Second Amended and Restated Credit Agreement, the applicable rates increased one time by 0.50% per annum as the Company chose not to obtain a public rating for the Term Loan from S&P Global Ratings or Moody’s Investors Services, Inc. on or prior to November 25, 2022. Any borrowing at the Alternate Base Rate is subject to a 1.00% floor and a term loan borrowed at the Adjusted Term SOFR Rate is subject to a 0.50% floor and any revolving loan borrowed at the Adjusted Term SOFR Rate is subject to a 0.00% floor.

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

As of December 31, 2022, we were in compliance with the covenants under the Second Amended and Restated Credit Agreement. As of December 31, 2022, we had drawn the full amount of the Term Loan and we had not drawn on the Revolving Facility, and we therefore had $746.3 million total outstanding borrowings under the Second Amended and Restated Credit Agreement. As of December 31, 2022, we had outstanding letters of credit totaling $85.4 million, of which $80.6 million is classified as Restricted cash on the Condensed Consolidated Balance Sheet. Upon entering the Term Loan, the effective interest rate was 10.2% and on November 25, 2022 the rate was updated to 13.7%.

Cash Flows

	Six Months Ended December 31,
	2022	2021
	(in millions)
Net cash used in operating activities	$(291.3)	$(1,007.6)
Net cash (used in) provided by investing activities	(49.5)	299.6
Net cash provided by financing activities	27.9	1,287.2
Operating Activities
Net cash used in operating activities of $291.3 million for the six months ended December 31, 2022 was primarily due to a net loss of $743.9 million and a net increase in operating assets and liabilities of $27.7 million, partially offset by an increase in non-cash adjustments of $425.0 million. The increase in operating assets and liabilities was primarily due to a $218.5 million decrease in accounts payable and accrued expenses as a result of a decrease in accrued expense and payables due to supplier settlements and decreased inventory spending, partially offset by a $316.4 million decrease in inventory. Non-cash adjustments primarily consisted of stock-based compensation expense, long-lived asset impairment expense, depreciation and amortization, non-cash operating lease expense, and net foreign currency adjustments.

Investing activities
Net cash used in investing activities for the six months ended December 31, 2022 of $49.5 million was a result of capital expenditures primarily related to software development, and the continued build out of our warehouses and studios.

Financing activities
Net cash provided by financing activities of $27.9 million for the six months ended December 31, 2022 was primarily related to exercises of stock options of $29.9 million, partially offset by a $3.8 million principal repayment to the Term Loan.

Commitments
As of December 31, 2022, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$963.3	$123.4	$214.5	$184.5	$441.0
Minimum guarantees (2)	236.0	149.5	86.5	—	—
Unused credit facility fee payments (3)	6.2	1.6	3.1	1.4	—
Other purchase obligations (4)	165.7	59.9	47.7	58.1	—
Convertible senior notes (5)	1,000.0	—	—	1,000.0	—
Supplier settlements (6)	19.8	19.8	—	—	—
Term loan	746.3	7.5	15.0	723.8	—
Total	$3,137.3	$361.7	$366.8	$1,967.7	$441.0

(1) Lease obligations relate to our office space, warehouses, production studios, equipment, and retail showrooms and microstores. The original lease terms are between one and twenty-one years, and the majority of the lease agreements are renewable at the end of the lease period. The Company has finance lease obligations of $1.2 million, also included above.
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
(3) Pursuant to the Second Amended and Restated Credit Agreement, we are required to pay a commitment fee of 0.325% and 0.375% on a quarterly basis based on the unused portion of the Revolving Facility for the revolving loans maturing on December 10, 2026 and June 20, 2024, respectively. As of December 31, 2022, we had outstanding letters of credit totaling $85.4 million, of which $80.6 million was classified as Restricted cash.
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

As of December 31, 2022, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were estimated to be approximately $274.1 million. See “Risk Factors—Risks Related to Our Business—Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in our Form 10-K.

Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of December 31, 2022.
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

On October 18, 2022, the CPSC and the Company jointly announced that consumers now have more time to get a full refund if they wish to return their Tread+. With the extension of the full refund period for one additional year, to November 6, 2023, the Company expects that more Members will opt for a full refund, and accordingly has increased the Company’s return reserve. As of December 31, 2022 and June 30, 2022, our returns reserve related to the impacts of the recalls was $44.5 million and $40.8 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk
We had Cash and cash equivalents of $871.0 million as of December 31, 2022. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented in this Quarterly Report on Form 10-Q would not have had a material impact on our condensed consolidated financial statements.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As described below, we previously identified material weaknesses in our internal control over financial reporting. Solely as a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weaknesses in our internal control over financial reporting described below.

Previously Reported Material Weaknesses
As reported in Part II, Item 9A. “Controls and Procedures” of our Form 10-K, we previously identified a material weakness in our internal control over financial reporting related to controls around the existence, completeness, and valuation of inventory.

While management has made enhancements to its physical inventory compilation process throughout fiscal years 2022 and 2023, we identified ongoing deficiencies in the operation of controls to validate the completeness and accuracy of key reports used in compiling and reviewing the results of our physical inventory counts.

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

Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PELOTON INTERACTIVE, INC.
Date: February 1, 2023	By:	/s/ Barry McCarthy
Barry McCarthy Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Elizabeth F Coddington
Elizabeth F Coddington Chief Financial Officer (Principal Financial Officer)