Form 10-Q
period 2023-03-31
PELOTON INTERACTIVE, INC.
filed 2023-05-04
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(929) 567-0006 (Registrant’s telephone number, including area code)

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

As of April 28, 2023, the number of shares of the registrant’s Class A common stock outstanding was 336,128,664, and the number of shares of the registrant’s Class B common stock outstanding was 18,209,460.

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

•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally; and

•those risks and uncertainties described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q and the sections titled “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as such factors may be updated in our filings with the Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	March 31,	June 30,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$873.6	$1,253.9
Accounts receivable, net	108.3	83.6
Inventories, net	625.7	1,104.5
Prepaid expenses and other current assets	210.0	192.5
Total current assets	1,817.6	2,634.6
Property and equipment, net	478.6	610.9
Intangible assets, net	29.3	41.3
Goodwill	41.2	41.2
Restricted cash	79.3	3.8
Operating lease right-of-use assets, net	545.7	662.5
Other assets	24.6	34.3
Total assets	$3,016.3	$4,028.5
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$514.9	$797.4
Deferred revenue and customer deposits	200.5	201.1
Current portion of long-term debt and other bank borrowings	7.5	7.5
Operating lease liabilities, current	87.9	86.4
Other current liabilities	2.5	13.2
Total current liabilities	813.2	1,105.5
0% Convertible senior notes, net	986.9	864.0
Term loan, net	690.6	690.0
Operating lease liabilities, non-current	619.5	725.4
Other non-current liabilities	33.1	50.7
Total liabilities	3,143.3	3,435.6
Commitments and contingencies (Note 8)
Stockholders’ (deficit) equity
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 Class A shares authorized, 336,026,041 and 308,241,938 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively; 2,500,000,000 and 2,500,000,000 Class B shares authorized, 18,209,460 and 30,032,078 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively.	—	—
Additional paid-in capital	4,543.0	4,291.3
Accumulated other comprehensive income	19.9	12.2
Accumulated deficit	(4,690.0)	(3,710.6)
Total Stockholders’ (deficit) equity	(127.0)	592.9
Total liabilities and stockholders' (deficit) equity	$3,016.3	$4,028.5
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue:
Connected Fitness Products	$324.1	$594.4	$909.8	$1,891.9
Subscription	424.7	369.9	1,248.3	1,011.6
Total revenue	748.9	964.3	2,158.1	2,903.4
Cost of revenue:
Connected Fitness Products	341.7	662.3	1,025.8	1,848.1
Subscription	136.9	117.8	409.8	327.2
Total cost of revenue	478.7	780.1	1,435.6	2,175.3
Gross profit	270.2	184.2	722.4	728.2
Operating expenses:
Sales and marketing	154.6	227.7	510.4	860.8
General and administrative	249.2	242.3	635.3	731.3
Research and development	78.2	77.1	246.3	274.6
Goodwill impairment	—	181.9	—	181.9
Impairment expense	39.4	32.5	111.9	42.5
Restructuring expense	12.0	158.5	167.9	158.5
Supplier settlements	2.9	—	22.0	—
Total operating expenses	536.2	920.0	1,693.8	2,249.4
Loss from operations	(266.0)	(735.8)	(971.3)	(1,521.2)
Other (expense) income, net:
Interest expense	(26.6)	(9.1)	(69.7)	(26.5)
Interest income	7.9	0.2	17.7	1.1
Foreign exchange gain (loss)	9.1	(11.5)	3.9	(19.1)
Other income, net	0.4	1.2	3.0	0.7
Total other expense, net	(9.1)	(19.2)	(45.1)	(43.8)
Loss before provision for income taxes	(275.2)	(755.0)	(1,016.4)	(1,565.0)
Income tax expense	0.8	2.1	3.5	7.5
Net loss	$(275.9)	$(757.1)	$(1,019.9)	$(1,572.4)
Net loss attributable to Class A and Class B common stockholders	$(275.9)	$(757.1)	$(1,019.9)	$(1,572.4)
Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(2.27)	$(2.97)	$(4.96)
Weighted-average Class A and Class B common shares outstanding, basic and diluted	350,426,631	333,864,579	343,753,996	317,245,844
Other comprehensive (loss) income:
Net unrealized losses on marketable securities	$—	$—	$—	$(0.4)
Change in foreign currency translation adjustment	(1.5)	(5.6)	6.7	(3.5)
Derivative adjustments:
Net unrealized loss on hedging derivatives	—	(3.6)	—	(4.7)
Reclassification for derivative adjustments included in Net loss	0.3	1.4	1.0	0.9
Total other comprehensive (loss) income	(1.2)	(7.9)	7.7	(7.8)
Comprehensive loss	$(277.1)	$(765.0)	$(1,012.2)	$(1,580.2)
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(1,019.9)	$(1,572.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	93.1	102.4
Stock-based compensation expense	333.7	241.9
Non-cash operating lease expense	62.5	66.8
Amortization of premium from marketable securities	—	3.4
Amortization of debt discount and issuance costs	10.0	25.5
Impairment expense	111.9	42.5
Goodwill impairment	—	181.9
Net foreign currency adjustments	(5.3)	19.1
Changes in operating assets and liabilities:
Accounts receivable	(24.9)	(3.6)
Inventories	435.1	(473.3)
Prepaid expenses and other current assets	53.6	(40.5)
Other assets	5.2	(6.6)
Accounts payable and accrued expenses	(296.6)	(260.4)
Customer deposits and deferred revenue	(0.7)	46.4
Operating lease liabilities, net	(65.8)	(49.1)
Other liabilities	(24.2)	(1.6)
Net cash used in operating activities	(332.2)	(1,677.8)
Cash Flows from Investing Activities:
Maturities of marketable securities	—	211.0
Sales of marketable securities	—	306.7
Capital expenditures and capitalized internal-use software development costs	(63.8)	(267.7)
Business combinations, net of cash acquired	—	(11.0)
Asset acquisitions, net of cash acquired	—	(16.0)
Proceeds from sales of net assets	12.4	—
Net cash (used in) provided by investing activities	(51.4)	223.0
Cash Flows from Financing Activities:
Proceeds from public offering, net of issuance costs	—	1,218.8
Principal repayment of Term Loan	(5.6)	—
Proceeds from employee stock purchase plan withholdings	5.1	14.9
Proceeds from exercise of stock options	72.6	76.7
Principal repayments of finance leases	(2.0)	(1.3)
Net cash provided by financing activities	70.0	1,309.0
Effect of exchange rate changes	8.9	(23.6)
Net change in cash, cash equivalents, and restricted cash	(304.7)	(169.4)
Cash, cash equivalents, and restricted cash — Beginning of period	1,257.6	1,135.7
Cash, cash equivalents, and restricted cash — End of period	$952.9	$966.2
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$56.7	$1.0
Cash paid for income taxes	$12.9	$13.7
Supplemental Disclosures of Non-Cash Investing and Financing Information:

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

Accrued and unpaid capital expenditures, including software	$1.5	$36.0
Stock-based compensation capitalized for software development costs	$7.7	$8.0
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance - December 31, 2021	331.4	$—	$4,048.8	$18.3	$(1,698.2)	$2,368.9
Activity related to stock-based compensation	5.2	—	138.9	—	—	138.9
Issuance of common stock under employee stock purchase plan	0.4	—	10.2	—	—	10.2
Other comprehensive loss	—	—	—	(7.9)	—	(7.9)
Net loss	—	—	—	—	(757.1)	(757.1)
Balance - March 31, 2022	337.1	$—	$4,197.9	$10.4	$(2,455.3)	$1,753.0

Balance - December 31, 2022	344.6	$—	$4,423.4	$21.1	$(4,414.0)	$30.5
Activity related to stock-based compensation	9.1	—	115.1	—	—	115.1
Issuance of common stock under employee stock purchase plan	0.5	—	4.5	—	—	4.5
Other comprehensive loss	—	—	—	(1.2)	—	(1.2)
Net loss	—	—	—	—	(275.9)	(275.9)
Balance - March 31, 2023	354.2	$—	$4,543.0	$19.9	$(4,690.0)	$(127.0)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance - June 30, 2021	300.1	$—	$2,618.9	$18.2	$(883.0)	$1,754.1
Activity related to stock-based compensation	9.1	—	338.4	—	—	338.4
Issuance of common stock under employee stock purchase plan	0.7	—	21.9	—	—	21.9
Issuance of common stock pursuant to public offering, net of issuance costs	27.2	—	1,218.7	—	—	1,218.7
Other comprehensive loss	—	—	—	(7.8)	—	(7.8)
Net loss	—	—	—	—	(1,572.4)	(1,572.4)
Balance - March 31, 2022	337.1	$—	$4,197.9	$10.4	$(2,455.3)	$1,753.0

Balance - June 30, 2022	338.3	$—	$4,291.3	$12.2	$(3,710.6)	$592.9
Activity related to stock-based compensation	15.0	—	403.9	—	—	403.9
Issuance of common stock under employee stock purchase plan	0.9	—	7.9	—	—	7.9
Cumulative effect of adopting ASU 2020-06	—	—	(160.1)	—	40.6	(119.5)
Other comprehensive income	—	—	—	7.7	—	7.7
Net loss	—	—	—	—	(1,019.9)	(1,019.9)
Balance - March 31, 2023	354.2	$—	$4,543.0	$19.9	$(4,690.0)	$(127.0)
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except share and per share amounts)

1. Description of Business and Basis of Presentation
Description and Organization
Peloton Interactive, Inc. (“Peloton” or the “Company”) is the largest interactive fitness platform in the world with a loyal community of Members, which we define as any individual who has a Peloton account through a paid Connected Fitness Subscription (“All-Access Membership”) or a paid Peloton App Subscription. The Company pioneered connected, technology-enabled fitness with the creation of its interactive fitness equipment (“Connected Fitness Products”) and the streaming of immersive, instructor-led boutique classes to its Members anytime, anywhere. The Company makes fitness entertaining, approachable, effective, and convenient while fostering social connections that encourage Members to be the best versions of themselves.
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

In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows, and the changes in equity for the interim periods. The results for the three and nine months ended March 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2023, or any other period.

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

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, product recall and corrective action cost, the realizability of inventory, content costs for past use reserve, fair value measurements, the incremental borrowing rate associated with lease liabilities, impairment of long-lived and intangible assets, useful lives of long-lived assets, including property and equipment and finite-lived intangible assets, product warranty, goodwill, accounting for income taxes, stock-based compensation expense, transaction price estimates, the fair values of assets acquired and liabilities assumed in business combinations and asset acquisitions, future restructuring charges, and commitments and contingencies. Actual results may differ from these estimates.
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
Activity related to the Company’s accrual for our estimated future product warranty obligation was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Balance at beginning of period	$36.2	$48.5	$51.1	$51.5
Provision for warranty accrual	7.0	14.7	12.8	38.4
Warranty claims	(13.4)	(18.7)	(34.1)	(45.4)
Balance at end of period	$29.8	$44.5	$29.8	$44.5
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

The Company’s revenue disaggregated by geographic region, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
North America	$692.5	$873.2	$1,996.6	$2,637.0
International	56.4	91.2	161.4	266.5
Total revenue	$748.9	$964.3	$2,158.1	$2,903.4

During the three and nine months ended March 31, 2023, the Company’s revenue attributable to the United States was $666.8 million and $1,923.6 million, or 89% and 89% of total revenue, respectively. During the three and nine months ended March 31, 2022, the Company’s revenue attributable to the United States was $824.3 million and $2,503.2 million, or 85% and 86% of total revenue, respectively.

Customer Deposits and Deferred Revenue
As of March 31, 2023 and June 30, 2022, customer deposits of $101.6 million and $109.2 million, respectively, and deferred revenue of $98.9 million and $91.9 million, respectively, were included in Deferred revenue and customer deposits on the Company’s Condensed Consolidated Balance Sheets.

In the nine months ended March 31, 2023 and 2022, the Company recognized revenue of $92.0 million and $68.2 million, respectively, that was included in the deferred revenue balance as of June 30, 2022 and 2021, respectively.

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

In July 2022, August 2022 and October 2022, the Company took actions to update the Restructuring Plan. On July 12, 2022, the Company announced it is exiting all owned-manufacturing operations and expanding its current relationship with Taiwanese manufacturer Rexon Industrial Corp. Additionally, on August 12, 2022, the Company announced the decision to perform the following restructuring activities: (i) fully transitioning its North American Field Operations to third-party providers, including the significant reduction of its delivery workforce teams; (ii) eliminating a significant number of roles on the North America Member Support team and exiting its real-estate footprints in its Plano and Tempe locations; and (iii) reducing its retail showroom presence. On October 6, 2022, the Company announced approximately 500 global team member positions have been eliminated.

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

	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023
Cash restructuring charges:	(in millions)
Severance and other personnel costs	$6.9	$68.0
Professional fees and other related charges	4.4	16.4
Total cash charges	11.3	84.4

Non-cash charges:
Asset write-downs and write-offs	36.0	108.6
Stock-based compensation expense	0.7	83.5
Write-offs of inventory related to restructuring activities (1)	—	3.7
Total non-cash charges	36.8	195.8

Total	$48.0	$280.2
(1) Write-offs of inventory are included within Cost of revenue: Connected Fitness Products in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

In connection with the Restructuring Plan, the Company committed to the closures of certain warehouse and retail locations, the discontinuation of manufacturing in North America, and the wind down of certain software implementation and development projects. Due to the actions taken, the Company tested certain long-lived assets (asset groups) for recoverability by comparing the carrying values of the asset groups to estimates of their future undiscounted cash flows, which were generally the liquidation value, or for operating lease right-of-use assets, income from a sublease arrangement. Based on the results of the recoverability tests, the Company determined that during the three and nine months ended March 31, 2023, the undiscounted cash flows of certain assets (asset groups) were below their carrying values, indicating impairment. The assets were written down to their estimated fair values, which were determined based on their estimated liquidation or sales value, or for operating lease right-of-use assets, discounted cash flows of a sublease arrangement.

The following tables present a roll-forward of cash restructuring-related liabilities, which is included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, as follows:

	Severance and other personnel costs	Professional fees and other related charges	Total
	(in millions)
Balance as of December 31, 2022	$22.3	$1.1	$23.4
Charges	6.9	4.4	11.3
Cash payments	(16.3)	(5.5)	(21.9)
Balance as of March 31, 2023	$12.8	$—	$12.8

	Severance and other personnel costs	Professional fees and other related charges	Total
	(in millions)
Balance as of June 30, 2022	$10.9	$—	$10.9
Charges	68.0	16.4	84.4
Cash payments	(66.1)	(16.4)	(82.5)
Balance as of March 31, 2023	$12.8	$—	$12.8

In addition to the above charges, the Company incurred approximately $1.9 million of capital expenditures related to Peloton Output Park during the nine months ended March 31, 2023.

In connection with the Restructuring Plan, the Company estimates that it will incur additional cash charges of approximately $20 million, primarily composed of severance and other exit costs, in fiscal year 2023 and beyond. Additionally, the Company expects to recognize additional non-cash charges of approximately $35 million, primarily composed of asset impairment and stock-based compensation charges in connection with the Restructuring Plan.

5. Fair Value Measurements

Fair Value Measurements of Other Financial Instruments
The following tables present the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
0% Convertible Senior Notes	$—	$760.0	$—	$760.0

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
0% Convertible Senior Notes	$—	$632.2	$—	$632.2
The fair value of the 0% Convertible Senior Notes due February 15, 2026 (the “Notes”) is determined based on the closing price on the last trading day of the reporting period.
The carrying value of the Term Loan (as defined below) approximates the fair value of the Term Loan as of March 31, 2023.
6. Inventories
Inventories were as follows:

	March 31, 2023	June 30, 2022
	(in millions)
Raw materials	$50.0	$102.5
Work-in-process	—	3.7
Finished products(1)	792.2	1,283.7
Total inventories	842.2	1,389.9
Less: Reserves	(216.4)	(285.4)
Total inventories, net	$625.7	$1,104.5
_________________________
(1) Includes $21.1 million and $36.4 million of finished goods inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of March 31, 2023 and June 30, 2022, respectively.
The Company periodically assesses and adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. The Company recorded inventory reserves as of March 31, 2023 primarily in the amounts of $99.4 million related to excess accessories and apparel inventory that the Company does not expect to sell above its current carrying value and $86.0 million primarily related to returned Connected Fitness Products that the Company does not expect to sell.
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

The net carrying amount of the liability component of the Notes was as follows:

March 31, 2023
(in millions)
Principal	$1,000.0
Unamortized debt issuance costs	(13.1)
Net carrying amount	$986.9

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Amortization of debt discount(1)	$—	$7.7	$—	$23.0
Amortization of debt issuance costs	1.1	0.8	3.4	2.5
Less: Interest capitalized	—	(0.1)	—	(0.3)
Total interest expense related to the Notes	$1.1	$8.5	$3.4	$25.2

(1) The decreases in total interest expense during the three and nine months ended March 31, 2023 were due to the derecognition of the unamortized debt discount, partially offset by the increases in the amortization of issuance costs previously recognized in equity. These changes were the result of the Company’s adoption of ASU No. 2020-06, as of July 1, 2022, as described in Note 2 - Summary of Significant Accounting Policies.

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

Second Amended and Restated Credit Agreement
In 2019, the Company entered into an amended and restated revolving credit agreement (the “Amended and Restated Credit Agreement”) as amended, modified or supplemented prior to entrance into the Second Amended and Restated Credit Agreement (as defined below). The Amended and Restated Credit Agreement provided for a $500.0 million secured revolving credit facility, including up to the lesser of $250.0 million and the aggregate unused amount of the facility for the issuance of letters of credit.

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

The Second Amended and Restated Credit Agreement also provided for a $500.0 million revolving credit facility (the “Revolving Facility”), $35.0 million of which would mature on June 20, 2024 (the “Non-Consenting Commitments”), with the rest ($465.0 million) maturing on December 10, 2026 (the “Consenting Commitments”) or if the Springing Maturity Condition is met and the Term Loan is outstanding on such date, the Springing Maturity Date. On August 24, 2022, the Company amended the Second Amended and Restated Credit Agreement (the “First Amendment”) such that the Company is only required to meet the total liquidity covenant, set at $250.0 million (the “Liquidity Covenant”), and the total revenues covenant, set at $3.0 billion for the four-quarter trailing period, to the extent any revolving loans are borrowed and outstanding. On May 2, 2023, the Company further amended the Second Amended and Restated Credit Agreement (the “Second Amendment”) to, among other things, (i) reduce the aggregate revolving credit commitments from $500.0 million to $400.0 million, with the Non-Consenting Commitments reduced to $28.0 million and the Consenting Commitments reduced to $372.0 million, and (ii) remove the covenant requiring the Company to maintain a minimum total four-quarter revenue level of $3.0 billion at any time when revolving loans are outstanding. Following the Second Amendment, borrowings under the Revolving Facility will be limited to the lesser of (a) $400.0 million and (b) an amount equal to the “Subscription” revenue of the Company and its subsidiaries for the most recently completed fiscal quarter of the Company. The Liquidity Covenant will still be replaced with a covenant to maintain a minimum secured debt to adjusted EBITDA ratio upon our meeting a specified adjusted EBITDA threshold.

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

The Term Loan bears interest at a rate equal to, at our option, either at the Alternate Base Rate (as defined in the Second Amended and Restated Credit Agreement) plus 5.50% per annum or the Adjusted Term SOFR Rate (as defined in the Second Amended and Restated Credit Agreement) plus 6.50% per annum. As stipulated in the Second Amended and Restated Credit Agreement, the applicable rates applicable to the Term Loan increased one time by 0.50% per annum as the Company chose not to obtain a public rating for the Term Loan from S&P Global Ratings or Moody’s Investors Services, Inc. on or prior to November 25, 2022. Any borrowing at the Alternate Base Rate is subject to a 1.00% floor and a term loan borrowed at the Adjusted Term SOFR Rate is subject to a 0.50% floor and any revolving loan borrowed at the Adjusted Term SOFR Rate is subject to a 0.00% floor.

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

During the three and nine months ended March 31, 2023, the Company incurred total commitment fees of $0.4 million and $1.2 million, respectively, and $0.4 million and $1.0 million during the three and nine months ended March 31, 2022, respectively, which are included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of March 31, 2023, the Company had drawn the full amount of the Term Loan and the Company had not drawn on the Revolving Facility, and the Company had $744.4 million of total outstanding borrowings under the Second Amended and Restated Credit Agreement.

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

As of March 31, 2023, we were fully undrawn under our Revolving Facility and as such did not have to test the financial covenants under the Second Amended and Restated Credit Agreement. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of March 31, 2023, the Company had outstanding letters of credit totaling $79.3 million, which is classified as Restricted cash on the Condensed Consolidated Balance Sheet.

Our proceeds in connection with the Term Loan were $696.4 million, net of discount of $33.8 million and issuance costs of $19.8 million. Both the discount and issuance costs are being amortized to interest expense over the term of the Term Loan using the effective interest rate method. Upon entering into the Term Loan, the effective interest rate was 10.2% and on November 25, 2022 the rate was updated to 13.7%.

The net carrying amount of the Term Loan was as follows:

	March 31, 2023	June 30, 2022
	(in millions)
Principal	$750.0	$750.0
Principal payments	(5.6)	—
Unamortized debt discount	(29.2)	(33.1)
Unamortized debt issuance costs	(17.1)	(19.4)
Net carrying amount	$698.1	$697.5

The following table sets forth the interest expense recognized related to the Term Loan:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Amortization of debt discount	$1.3	$—	$4.0	$—
Amortization of debt issuance costs	0.8	—	2.4	—
Total interest expense related to the Term Loan	$2.1	$—	$6.4	$—

8. Commitments and Contingencies
The Company is subject to minimum guarantee royalty payments associated under certain music license agreements.

The following represents the Company's minimum annual guarantee payments under music license agreements for the next three years as of March 31, 2023:

Future Minimum Payments
Fiscal Year	(in millions)
2023 (remaining)	$30.5
2024	132.0
2025	48.8
2026	5.0
Total	$216.4

Tread+ and Tread Product Recall Return Reserves and Cost Estimates
On May 5, 2021, the Company announced separate, voluntary recalls of its Tread+ and Tread products in collaboration with the U.S. Consumer Product Safety Commission ("CPSC") and halted sales of these products to work on product enhancements. On October 18, 2022, the CPSC and the Company jointly announced that consumers now have more time to get a full refund if they wish to return their Tread+. With the extension of the full refund period for one additional year, to November 6, 2023, the Company previously estimated that more Members would opt for a full refund, and accordingly increased the Company’s return reserve during the three months ended September 30, 2022. During the three months ended March 31, 2023, based on lower actual returns than previously estimated, the Company has updated its return reserve assumptions and decreased the Company’s return reserve. In addition, during the three months ended March 31, 2023, the Company recognized a contingent liability for the cost associated with the Tread+ product recall.

The following table details the (benefit)/reduction to Connected Fitness Products revenue for actual and future returns and costs associated with Tread+ and Tread product recalls that were recorded in Connected Fitness Products cost of revenue.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Returns accrual for reduction to Connected Fitness Products revenue	$(11.9)	$17.5	$14.6	$36.3
Costs of product recalls	13.2	2.0	15.7	7.6

Return reserves related to the impacts of the Tread+ recall of $29.3 million and $36.7 million were included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of March 31, 2023 and 2022, respectively. The estimated return reserves are primarily based on historical and expected product returns.

Bike Corrective Action Plan
During the three months ended March 31, 2023, we accrued $8.4 million of estimated contingent loss expense related to a voluntary corrective action plan (“CAP”) involving certain seat posts in our original model Peloton Bike (not Peloton Bike+). We have voluntarily notified the U.S. Consumer Product Safety Commission (“CPSC”) regarding this issue and are cooperating with the CPSC to finalize a voluntary CAP. The contingent liability accrual was based on an amount that was deemed probable and estimable. It is reasonably possible that any additional accruals for contingent losses related to this matter could be material to the financial statements, however, we are unable to estimate the amount of such additional losses at this time. For more detail on the potential impacts of the CAP to our business, see Part II, Item 1A “Risk Factors - Risks Related to Our Connected Fitness Products and Members.”
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

As of March 31, 2023, the Company’s commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of Peloton products were estimated to be approximately $211.9 million.

Legal and Regulatory Proceedings
The Company is, or may become, a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business.

For example, in May 2021 we initiated a voluntary recall of our Tread+ product in collaboration with the CPSC. In December 2022, to continue our cooperation with the CPSC, we entered into a settlement agreement with the CPSC regarding matters related to the Tread+ recall. In the settlement, which was publicly announced in January 2023, we agreed to pay a $19.1 million civil penalty, resolving the CPSC’s charges that we violated the Consumer Product Safety Act (“CPSA”). We continue to work cooperatively with the CPSC to further enhance the safety of our products. In addition, shortly after the May 2021 recalls, the U.S. Department of Justice (the “DOJ”) and the Department of Homeland Security subpoenaed us for documents and other information related to our statutory obligations under the CPSA and is continuing to investigate the matter. The SEC is also investigating our public disclosures concerning the recall, as well as other matters. In addition to the regulatory investigations, we are presently subject to class action litigation and private personal injury claims related to these perceived defects in the Tread+ and incidents reported to result from its use.

Additionally on April 29, 2021, Ashley Wilson filed a putative securities class action lawsuit against the Company and certain of its officers, captioned Wilson v. Peloton Interactive, Inc., et al., Case No. 1:21-cv-02369-CBA-PK, in the United States District Court for the Eastern District of

New York (the "Wilson Action"), and on May 24, 2021, Leigh Drori filed a related putative securities class action lawsuit, captioned Drori v. Peloton Interactive, Inc., et al., Case No. 1:21-cv-02925-CBA-PK, also in the United States District Court for the Eastern District of New York (the “Drori Action”). On November 16, 2021, the district judge consolidated the Wilson and Drori Actions under the caption In re Peloton Interactive, Inc. Securities Litigation, Master File No. 21-cv-02369-CBA-PK, and appointed Richard Neswick as lead plaintiff. On January 21, 2022, lead plaintiff filed an amended consolidated complaint in the action purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between September 11, 2020 and May 5, 2021. Lead plaintiff alleges that the Company and certain of its officers made false or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 (“Exchange Act”) regarding the Company’s Tread and Tread+ products and the safety of those products. Defendants served their motion to dismiss the amended consolidated complaint on March 7, 2022, and briefing was complete on April 26, 2022. A hearing on the motion to dismiss was held on June 8, 2022. On December 15, 2022, the parties reached a settlement-in-principle and on December 16, 2022, the court stayed the action in light of that settlement-in-principle. On April 17, 2023, the parties entered into a settlement agreement to resolve the action for $14.0 million, for which the Company had previously taken a reserve, and submitted the agreement to the court for approval. Under the terms of this agreement, defendants continue to deny any liability or wrongdoing. The settlement remains subject to court approval.

On May 20, 2021, Alan Chu filed a verified shareholder derivative action lawsuit purportedly on behalf of the Company against certain of the Company’s executive officers and the members of the Board of Directors, captioned Chu v. Foley, et al., Case No. 1:21-cv-02862, in the United States District Court for the Eastern District of New York (the “Chu Action”). Plaintiff Chu alleges breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Exchange Act, as well as a claim for contribution under Sections 10(b) and 21D of the Exchange Act against the Company’s Chief Executive Officer and Chief Financial Officer. On August 13, 2021 and August 19, 2021, two related verified shareholder derivative complaints were filed, captioned Genack v. Foley, et al., Case No. 1:21-cv-04583 and Liu v. Foley, et al., Case No. 1:21-cv-04687, also purportedly on behalf of the Company, in the United States District Court for the Eastern District of New York. On October 13, 2021, the parties in the three putative derivative actions filed a stipulation seeking to consolidate the actions, and agreeing to a schedule for plaintiffs to file motions to be appointed lead plaintiff. On October 26, 2021, the court entered the stipulation consolidating the three actions under the caption In re Peloton Interactive, Inc. Derivative Litigation, Master File No. 21-cv-02862-CBA-PK. On November 23, 2021, Anthony Franchi filed a shareholder derivative action in the United States District Court for the Eastern District of New York against certain of the Company’s executive officers and members of the board of directors captioned Franchi v. Blachford, et al., Case No. CV 21-06544 (the “Franchi Action”), which alleges breaches of fiduciary duty, unjust enrichment, and violations of Sections 14(a) and 20(a) of the Exchange Act. On January 24, 2022, the court entered a stipulation consolidating the Franchi Action into In re Peloton Interactive, Inc. Derivative Litigation (the “EDNY Derivative Action”) and appointed each plaintiff a co-lead plaintiff. On February 3, 2022, the parties filed a stipulation to stay the consolidated derivative action, which the Court entered on February 11, 2022, and the case remains stayed. On November 18, 2022, and December 8, 2022, respectively, shareholders Krikor Arslanian and Michael Smith filed putative verified stockholder derivative actions in the Court of Chancery of the State of Delaware purportedly on behalf of the Company against certain of the Company’s executive officers and directors (the “Chancery Actions”), captioned Arslanian v. Blachford, et al., Case No. 2022-1051-KSJM and Smith v. Boone, et al., Case No. 2022-1138-KSJM, asserting similar allegations to those made in the EDNY Derivative Action. On December 14, 2022, the Chancery Actions were consolidated as In re Peloton Interactive, Inc. Stockholder Derivative Litigation and stayed. On December 22, 2022, putative shareholder Charles Blackburn filed a putative stockholder derivative action in the United States District Court for the District of Delaware, asserting similar allegations to those in the EDNY Derivative Action and the Chancery Actions against certain current and former Company officers and directors, captioned Blackburn v. Foley, et al., Case No. 22-cv-01618-GBW. On January 12, 2023, the court stayed the Blackburn action. On February 21, 2023 shareholders Allison Manzella and Clark Ovruchesky filed a putative verified stockholder derivative action in the Court of Chancery in the State of Delaware on behalf of the Company against certain of the Company’s officers and directors, captioned Manzella v. Cortese, et al., C.A. No. 2023-0224-KSJM, alleging the defendants breached their fiduciary duties by purportedly making false statements about demand for the company’s products and engaging in improper trading. On March 20, 2023, shareholder Daniel Banks likewise filed a putative verified stockholder derivative action in the Court of Chancery in the State of Delaware on behalf of the Company, captioned Banks v. Foley, et al., C.A. No. 2023-0340-KSJM, asserting substantially similar allegations. On April 18, 2023, plaintiffs in the Chancery Actions moved to consolidate their action with the Manzella and Banks actions. On April 28, 2023, shareholder Karen Florentino filed a putative verified stockholder derivative action in the Court of Chancery in the State of Delaware on behalf of the Company, captioned Florentino v. Cortese, et al., C.A. No. 2023-0468, asserting substantially similar allegations as those in the Manzella and Banks actions.

On November 18, 2021, the City of Hialeah Employees’ Retirement System filed a putative securities class action lawsuit against the Company and certain of its officers in the United States District Court for the Southern District of New York, captioned City of Hialeah Employees’ Retirement System v. Peloton Interactive, Inc., Case No. 21-cv-09582-ALC (the “Hialeah Action”), and on December 2, 2021, Anastasia Deulina filed a related putative securities class action against the same defendants also in the United States District Court for the Southern District of New York captioned Deulina v. Peloton Interactive, Inc., Case No. 21-cv-10266-ALC (the “Deulina Action”). On May 5, 2022, the Court consolidated the Hialeah and Deulina Actions and appointed Robeco Capital Growth Funds SICAV – Robeco Global Consumer Trends as lead plaintiff. Lead plaintiff filed its amended complaint on June 25, 2022, purportedly on behalf of a class of individuals who purchased or otherwise acquired the Company’s common stock between February 5, 2021 and November 4, 2021, alleging that the Company and certain of its officers made false or misleading statements about demand for the Company’s products and engaged in improper trading in violation of Sections 10(b), 20(a), and 20A of the Exchange Act. Defendants filed their motion to dismiss on August 22, 2022, and briefing was completed on November 3, 2022. On March 30, 2023, the court granted defendants’ motion to dismiss. Lead plaintiff has until May 5, 2023 to file an amended complaint.

In April 2021, DISH Technologies L.L.C., and Sling TV L.L.C. (“DISH”) filed a complaint in the United States District Court for the Eastern District of Texas. DISH, and, along with DISH DBS Corporation, also filed a complaint in the United States International Trade Commission (“ITC”) under Section 337 of the Tariff Act of 1930 against the Company, along with ICON Health & Fitness, Inc. (now iFIT Inc. f/k/a Icon Health & Fitness, Inc.), FreeMotion Fitness, Inc., NordicTrack, Inc., lululemon athletica, inc., and Curiouser Products Inc. d/b/a MIRROR. The complaints alleged infringement of various patents related to fitness devices containing internet-streaming enabled video displays. In the ITC matter, on September 9, 2022 an Initial Determination was issued recommending that the ITC enter an exclusion order and a cease and desist order against Peloton’s importation and sale of Bike, Bike+, Tread and Tread+ products (and others that operate similarly) on the basis that those products infringed all four asserted patents of DISH. On March 8, 2023, the ITC issued an opinion finding that Peloton had imported products which infringe certain claims of the patents asserted by DISH. On the basis of that finding, the ITC issued a limited exclusion order and cease and desist order (“remedial orders”). The remedial orders were subject to a 60-day Presidential Review Period ending on May 7, 2023. Absent presidential disapproval, after May 7, 2023, the remedial orders would have prohibited (i) the sale, distribution, marketing, transferring, or advertising in the United States of products that have the infringing functionality installed on them, and (ii) the importation of such products unless and until Customs and Border Protection (“CBP”) deems them non-infringing. On May 1, 2023, Peloton executed a Settlement, Patent License, and Release Agreement with DISH resolving the ITC matter and the Eastern District of Texas matter, pursuant to which Peloton paid a one time settlement payment of $75.0 million to DISH and DISH is seeking to terminate the related legal proceedings.

On August 4, 2022, Mayville Engineering Company, Inc. (“MEC”) filed suit against Peloton in the Supreme Court of the State of New York, Index No. 652735/2022, alleging claims for breach of contract, or, in the alternative, breach of the implied duty of good faith and fair dealing. MEC alleges that Peloton breached a supply agreement under which MEC agreed to supply certain parts for Peloton products, and that it is entitled to damages in an amount exceeding $107.0 million, plus pre-judgment interest, fees, and costs. On September 23, 2022, Peloton moved to dismiss MEC's complaint. On January 6, 2023, the Court partially granted and partially denied Peloton's motion to dismiss, dismissing MEC’s alternative claim for breach of the implied duty of good faith and fair dealing with prejudice, but allowing MEC's claim for breach of contract to move forward. The matter is ongoing.

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
9. Equity-Based Compensation

2019 Equity Incentive Plan
In August 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which was subsequently approved by the Company’s stockholders in September 2019. The 2019 Plan serves as the successor to the 2015 Stock Plan (the "2015 Plan"). The 2015 Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. Any reserved shares not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2019 Plan became available for grant under the 2019 Plan and will be issued as Class A common stock. The number of shares reserved for issuance under the 2019 Plan will increase automatically on July 1 of each of 2020 through 2029 by the number of shares of the Company’s Class A Common Stock equal to 5% of the total outstanding shares of all of the Company’s classes of common stock as of each June 30 immediately preceding the date of increase, or a lesser amount as determined by the Board of Directors. On July 1, 2022, the number of shares of Class A Common Stock available for issuance under the 2019 Plan was automatically increased according to its terms by 16,913,700 shares. As of March 31, 2023, 43,845,942 shares of Class A Common Stock are available for future award under the 2019 Plan.

Stock Options
The following summary sets forth the stock option activity under the 2015 Plan and 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2022	61,815,926	$25.28	6.7	$93.2
Granted	1,437,950	$8.92
Exercised	(11,076,872)	$5.65		$82.6
Forfeited or expired	(7,765,745)	$32.02
Outstanding — March 31, 2023	44,411,259	$19.47	5.5	$105.7
Vested and Exercisable— March 31, 2023	29,968,347	$17.14	4.0	$91.7

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested - June 30, 2022	25,347,235	$19.35
Granted	1,437,950	$6.42
Vested	(7,751,971)	$18.49
Forfeited or expired	(4,590,302)	$8.66
Unvested - March 31, 2023	14,442,912	$18.75

The aggregate intrinsic value of options outstanding and vested and exercisable was calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2023. The fair value of the common stock is the closing stock price of the Company's Class A Common Stock as reported on The Nasdaq Global Select Market. The aggregate intrinsic value of exercised options was $82.6 million and $369.5 million for the nine months ended March 31, 2023 and 2022, respectively.

On July 1, 2022, the Compensation Committee of the Board of Directors of the Company approved a one-time repricing of stock option awards that had been granted to date under the 2019 Plan. The repricing impacted stock options held by all employees who remained employed through July 25, 2022. The repricing did not apply to our U.S.-based hourly employees (or employees with equivalent roles in non-U.S. locations) or our C-level executives. The original exercise prices of the repriced stock options ranged from $12.94 to $146.79 per share for the 2,138 total grantees. Each stock option was repriced to have a per share exercise price of $9.13, which was the closing price of the Company’s Class A Common Stock on July 1, 2022. There were no changes to the number of shares, the vesting schedule or the expiration date of the repriced stock options. Incremental stock-based compensation expense resulting from the repricing was $21.9 million in the aggregate.

For the nine months ended March 31, 2023 and 2022, the weighted-average grant date fair value per option was $6.42 and $23.07, respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

Nine Months Ended March 31, 2023
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

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2022	8,977,705	$42.49
Granted	27,850,762	$10.92
Vested and converted to shares	(3,976,734)	$34.49
Cancelled	(5,267,192)	$25.81
Outstanding — March 31, 2023	27,584,541	$14.95

Employee Stock Purchase Plan
In August 2019, the Board of Directors adopted, and in September 2019, the Company's stockholders approved, the Employee Stock Purchase Plan (“ESPP”), through which eligible employees may purchase shares of the Company's Class A Common Stock at a discount through accumulated payroll deductions. The ESPP became effective on the date the registration statement, in connection with the Company’s initial public offering, was declared effective by the SEC (the "Effective Date"). The number of shares of the Company's Class A Common Stock that will be available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2022, the number of shares of Class A Common Stock available for issuance under the ESPP was automatically increased according to its terms by 3,382,740 shares. As of March 31, 2023, a total of 12,626,752 shares of Class A Common Stock was available for sale to employees under the ESPP.

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

Unless otherwise determined by the Board of Directors, the purchase price for each share of Class A Common Stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period or the fair market value per share on the last trading day of the applicable purchase period. During the nine months ended March 31, 2023, there were ESPP resets that resulted in total modification charges of $2.7 million, which are recognized over the new two-year offering period ending August 31, 2024.

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods were as follows:

Nine Months Ended March 31, 2023
Weighted average risk-free interest rate	0.8%
Weighted average expected term (in years)	1.3
Weighted average expected volatility	87.5%
Expected dividend yield	—

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

During the three and nine months ended March 31, 2023, the Company recorded stock-based compensation expense associated with the ESPP of $3.1 million and $15.0 million, respectively, and $2.4 million and $10.6 million for the three and nine months ended March 31, 2022, respectively.

In connection with the offering period that ended on August 31, 2022, employees purchased 386,121 shares of Class A Common Stock at a weighted-average price of $8.66 under the ESPP. In connection with the offering period that ended on February 28, 2023, employees purchased 518,326 shares of Class A Common Stock at a weighted-average price of $8.74 under the ESPP. As of March 31, 2023, total unrecognized compensation cost related to the ESPP was $11.1 million, which will be amortized over a weighted-average remaining period of 1.9 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Cost of revenue
Connected Fitness Products	$2.4	$5.7	$11.7	$16.7
Subscription	9.7	6.3	32.4	15.0
Total cost of revenue	12.0	12.0	44.1	31.8
Sales and marketing	5.8	7.5	23.9	23.0
General and administrative	37.0	41.1	129.8	108.9
Research and development	14.5	11.7	52.3	33.4
Restructuring expense	0.7	44.9	83.5	44.9
Total stock-based compensation expense	$70.0	$117.1	$333.7	$241.9

As of March 31, 2023, the Company had $640.1 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 2.8 years.

In the nine months ended March 31, 2023, 13 employees of the Company who were eligible to participate in the Company’s Severance and Change in Control Plan (the “Severance Plan”) terminated employment. Certain modifications were made to equity awards, including, in certain instances, the post-termination period during which an employee may exercise outstanding stock options was extended from 90 days to one year (or the option expiration date, if earlier), and extended vesting was tied to certain consulting services that were deemed to be non-substantive. In one instance, the post-termination period during which an employee may exercise outstanding stock options was extended from 90 days to approximately 2.8 years. As a result of these modifications, the Company recognized incremental stock-based compensation expense of $1.3 million and $49.6 million for the three and nine months ended March 31, 2023, respectively, within Restructuring expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
10. Income Taxes
The Company recorded a provision from income taxes of $0.8 million and $3.5 million for the three and nine months ended March 31, 2023, respectively, and a provision of $2.1 million and $7.5 million for the three and nine months ended March 31, 2022, respectively. Furthermore, the Company's effective tax rates were (0.30)% and (0.35)% for the three and nine months ended March 31, 2023, respectively, and (0.27)% and (0.48)% for the three and nine months ended March 31, 2022, respectively. The income tax provision and the effective tax rate are primarily driven by state and international taxes.

The Company maintains a valuation allowance on the majority of its deferred tax assets as it has concluded that it is more likely than not that the deferred assets will not be utilized.
11. Net Loss Per Share
The computation of loss per share is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	($ in millions except per share amounts)
Basic and diluted loss per share:
Net loss attributable to common stockholders	$(275.9)	$(757.1)	$(1,019.9)	$(1,572.4)
Shares used in computation:
Weighted-average common shares outstanding	350,426,631	333,864,579	343,753,996	317,245,844
Basic and diluted loss per share	$(0.79)	$(2.27)	$(2.97)	$(4.96)
Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Employee stock options	14,528,761	31,148,210	15,112,571	42,008,515
Restricted stock units and awards	3,699,225	154,564	1,550,174	219,810
Shares estimated to be purchased under ESPP	—	—	—	37,826

Impact of the Notes
The Company expects to settle the principal amount of the Notes in cash upon conversion, and therefore, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. The conversion option will have a dilutive impact on net income per share of Common Stock when the average market price per share of the Company's Class A Common Stock for a given period exceeds the conversion price of the Notes of $239.23 per share. During the three and nine months ended March 31, 2023, the weighted average price per share of the Company's Class A Common Stock was below the conversion price of the Notes.

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

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Connected Fitness Products:
Revenue	$324.1	$594.4	$909.8	$1,891.9
Cost of revenue	341.7	662.3	1,025.8	1,848.1
Gross profit	$(17.6)	$(67.9)	$(116.0)	$43.8
Subscription:
Revenue	$424.7	$369.9	$1,248.3	$1,011.6
Cost of revenue	136.9	117.8	409.8	327.2
Gross profit	$287.8	$252.1	$838.5	$684.4
Consolidated:
Revenue	$748.9	$964.3	$2,158.1	$2,903.4
Cost of revenue	478.7	780.1	1,435.6	2,175.3
Gross profit	$270.2	$184.2	$722.4	$728.2
Reconciliation of Gross Profit
Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable Segment Gross Profit to consolidated Loss before provision for income tax is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Segment Gross Profit	$270.2	$184.2	$722.4	$728.2
Sales and marketing	(154.6)	(227.7)	(510.4)	(860.8)
General and administrative	(249.2)	(242.3)	(635.3)	(731.3)
Research and development	(78.2)	(77.1)	(246.3)	(274.6)
Goodwill impairment	—	(181.9)	—	(181.9)
Impairment expense	(39.4)	(32.5)	(111.9)	(42.5)
Restructuring expense	(12.0)	(158.5)	(167.9)	(158.5)
Supplier settlements	(2.9)	—	(22.0)	—
Total other expense, net	(9.1)	(19.2)	(45.1)	(43.8)
Loss before provision for income taxes	$(275.2)	$(755.0)	$(1,016.4)	$(1,565.0)

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

Overview
Peloton is the largest interactive fitness platform in the world with a loyal community of 6.7 million Members as of March 31, 2023. We pioneered connected, technology-enabled fitness, and the streaming of immersive, instructor-led boutique classes to our Members anytime, anywhere. We make fitness entertaining, approachable, effective, and convenient, while fostering social connections that encourage our Members to be the best versions of themselves. We define a Member as any individual who has a Peloton account through a paid All-Access Membership, or a paid Peloton App subscription.

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

Third Quarter Fiscal 2023 Update and Recent Developments
As we have previously disclosed, forecasting for our business during and following the COVID-19 pandemic has proven to be very challenging. Although our belief in the positive long-term outlook for Connected Fitness remains unchanged, the long-term cost demands of our business require us to recalibrate our near-term expectations. Additionally, while demand for our Connected Fitness Products has continued to strongly outpace pre-pandemic levels, we have had significant difficulty in forecasting near-term consumer demand and, as a result, our expected near-term operating performance. See “Risk Factors—Risks Related to Our Business—Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in our Form 10-K.

Product and Content Highlights
Hardware/Software: In February we were pleased to introduce our Peloton Tread to the Australian market, completing our international roll-out. Our software investments across the Peloton platform continue to make it easier for Members to navigate our thousands of diverse classes and more easily find a great workout. In the three months ended March 31, 2023, we improved class search query results on Bike, Tread, and Row and continued to streamline the experience of taking multiple consecutive classes. We have also invested in further personalization of the Peloton home-screen, so that each Member sees content they are likely to enjoy based on their workout history.

Tread, Row, and Guide are delivering the best user experience for their respective modalities. On Tread, we launched Run Achievements, celebrating running and walking specific milestones like your fastest mile, and improved Auto-Incline to make it easier to follow hill workouts. On Row, we launched the innovative Tips and Praise features, which leverages our deep hardware-software integration to give rowers actionable feedback on their rowing form in real time. And on Guide, we paired our ongoing improvement of Rep and Weight Tracking with some of the most Member-requested fixes, including more Rep Tracking classes and improved remote connectivity.

Content: Peloton Programs offer structured class collections designed to meet specific Member goals and have been enthusiastically embraced by our Members. Program exclusive workouts were up 97% as compared to the three months ended December 31, 2022 across over 625 Program-exclusive classes. Leveraging this success and in pursuit of greater levels of content personalization, during the three months ended March 31, 2023, we launched Beginner Pilates with Kristin McGee, German language versions of Beginner Yoga and You Can Ride, Straight to the Core with Rebecca Kennedy, and Ben Alldis's Stronger You. Looking ahead, the focus of our Program development will be further expansion of our Strength & Floor fitness modalities. In support of our new Peloton Row, in the three months ended March 31, 2023, we launched Live Row classes and Guided Scenic classes in San Diego.

Subsequent to quarter's end: We continue our work on third-party device integrations, and in April, we announced that Peloton Connected Fitness hardware will now automatically integrate with smartwatches from Samsung, Google, Fossil, and other manufacturers using Wear OS 3. That includes not only Peloton’s bikes and treadmill but also our rower and Guide strength training system.

On April 5th, we announced the expansion of our industry-first partnership with Hilton to equip nearly every Hilton portfolio hotel in Canada, Germany and the U.K. with Peloton Bikes. In addition, Hilton Honors members will receive special limited time offers for an extended Peloton App free trial and partnership pricing on Peloton Connected Fitness hardware.

Most recently, we extended our popular bike rental offering to Canada on April 25th, representing the first international expansion market for our rental program.

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

In July 2022, August 2022 and October 2022, we took actions to update the Restructuring Plan. On July 12, 2022, we announced we are exiting all owned-manufacturing operations and our expansion of our current relationship with Taiwanese manufacturer Rexon Industrial Corp. Additionally, on August 12, 2022, we announced our decision to perform the following additional restructuring activities: (i) fully transitioning our North American Field Operations to third-party providers, including the significant reduction of our delivery workforce teams; (ii) eliminating a significant number of roles on the North America Member Support team and exiting our real-estate footprints in our Plano and Tempe locations; and (iii) reducing our retail showroom presence. On October 6, 2022, we announced approximately 500 global team member positions have been eliminated.

Total charges related to the Restructuring Plan were $48.0 million and $280.2 million for the three and nine months ended March 31, 2023, respectively. Total charges for the three months ended March 31, 2023 consisted of cash charges of $6.9 million for severance and other personnel costs and $4.4 million for professional fees and other related charges, and non-cash charges of $36.0 million related to non-inventory asset write-downs and write-offs and $0.7 million for stock-based compensation expense. Total charges for the nine months ended March 31, 2023 consisted of cash charges of $68.0 million for severance and other personnel costs and $16.4 million for professional fees and other related charges, and non-cash charges of $108.6 million related to non-inventory asset write-downs and write-offs, $83.5 million for stock-based compensation expense, and $3.7 million for write-offs of inventory related to restructuring activities.

In connection with the Restructuring Plan, the Company estimates that it will incur additional cash charges of approximately $20 million, primarily composed of severance and other exit costs in fiscal year 2023 and beyond. Additionally, the Company expects to recognize additional non-cash charges of approximately $35 million, primarily composed of asset impairment and stock-based compensation charges in connection with the Restructuring Plan.

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

Tread+ and Tread Product Recall Return Reserves and Cost Estimates
On May 5, 2021, we announced separate, voluntary recalls of each of our Tread+ and Tread products in collaboration with the Consumer Product Safety Commission (the “CPSC”) and halted sales of these products to work on product enhancements. Members were notified that they could return their Tread or Tread+ for a full refund, or wait until a solution is available. Tread+ owners were also given the option to have Peloton move their Tread+ to a different location within their home. We announced a repair for the Tread in August 2021, shortly before resuming sales. We continue to work on potential hardware enhancements for Tread+, which remains recalled. In December 2022, to continue our cooperation with the CPSC, we entered into a settlement agreement with the CPSC regarding matters related to the Tread+ recall. In the settlement, which was publicly announced in January 2023, we agreed to pay a $19.1 million civil penalty, resolving the CPSC’s charges that we violated the Consumer Product Safety Act (“CPSA”). We continue to work cooperatively with the CPSC to further enhance the safety of our products. On October 18, 2022, we announced a one-year extension of the full refund period for our Tread+ if consumers wish to return their Tread+ pursuant to the recall. With the extension of the full refund period for one additional year, to November 6, 2023, the Company previously estimated that more Members would opt for a full refund, and accordingly increased the Company’s return reserve. During the three months ended March 31, 2023, based on lower actual returns than previously estimated, the Company has updated its return reserve assumptions and decreased the Company’s return reserve. For the recall-to-date period, the Company recognized a reduction to Connected Fitness Products revenue for actual and estimated future returns of $154.4 million, and return reserves of $29.3 million and $36.7 million were included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of March 31, 2023 and 2022, respectively, related to the impacts of the recall.

We may continue to incur additional costs that could include costs for which we have not accrued or established adequate reserves, including adjustments to the return reserves, inventory write-downs, logistics costs associated with Member requests to return or move their hardware, subscription waiver variable costs of service, anticipated recall-related hardware development and repair costs, and related legal and advisory fees. Recall charges are based upon estimates associated with our expected and historical consumer response rates. Our plan for the Tread+ recall is still being finalized and actual costs related to this matter may vary from the estimate, and may result in further impacts to our future results of operations and business. See “Risk Factors—Risks Related to Our Connected Fitness Products and Members—We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater product returns than expected, either of which could have an adverse effect on our business, financial condition, and operating results” in our Form 10-K.

Key Operational and Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended March 31,
	2023	2022
Ending Connected Fitness Subscriptions	3,107,121	2,961,767
Average Net Monthly Connected Fitness Churn	1.1%	0.8%
Subscription Gross Profit (in millions)	$287.8	$252.1
Subscription Contribution (in millions)(1)	$307.2	$265.2
Subscription Gross Margin	67.8%	68.1%
Subscription Contribution Margin(1)	72.3%	71.7%
Net loss (in millions)	$(275.9)	$(757.1)
Adjusted EBITDA (in millions)(2)	$(18.7)	$(194.0)
Net Cash Used in Operating Activities (in millions)	$(40.9)	$(670.1)
Free Cash Flow (in millions)(3)	$(55.3)	$(746.7)
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

Average Net Monthly Connected Fitness Churn
We use Average Net Monthly Connected Fitness Churn to measure the retention of our Connected Fitness Subscriptions. We define “Average Net Monthly Connected Fitness Churn” as Connected Fitness Subscription cancellations, net of reactivations, in the quarter, divided by the average number of beginning Connected Fitness Subscriptions in each month, divided by three months. When a Connected Fitness Subscription payment method fails, we communicate with our Members to update their payment method and make multiple attempts over several days to charge the payment method on file and reactivate the subscription. We cancel a Member’s Connected Fitness Subscription when it remains unpaid for two days after their billing cycle date. This metric does not include data related to our Peloton App subscriptions for Members who pay a monthly fee for access to our content library on their own devices.

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

Subscription
Subscription revenue consists of revenue generated from our monthly Connected Fitness Subscription and Peloton App subscription.

As of March 31, 2023, 99% and 85% of our Connected Fitness Subscription and Peloton App subscription bases were paying month-to-month, respectively.

If a Connected Fitness Subscription owns a combination of a Bike, Tread, Guide or Row product in the same household, the price of the Subscription remains $44 monthly (price increased from $39 to $44 USD effective as of June 1, 2022). As of March 31, 2023, approximately 7% of our Connected Fitness Subscriptions owned both a Bike and Tread product.

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

Goodwill impairment
Goodwill impairment consists of non-cash impairment charges relating to Goodwill. We review goodwill for impairment annually on April 1 and more frequently if events or changes in circumstances indicate that an impairment may exist. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated, and an impairment loss equal to the excess is recorded.

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

Non-operating income and expenses
Other (expense) income, net
Other (expense) income, net consists of interest income (expense), unrealized and realized gains (losses) on investments, and impacts from foreign exchange transactions.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$324.1	$594.4	$909.8	$1,891.9
Subscription	424.7	369.9	1,248.3	1,011.6
Total revenue	748.9	964.3	2,158.1	2,903.4
Cost of revenue(1)(2)
Connected Fitness Products	341.7	662.3	1,025.8	1,848.1
Subscription	136.9	117.8	409.8	327.2
Total cost of revenue	478.7	780.1	1,435.6	2,175.3
Gross profit	270.2	184.2	722.4	728.2
Operating expenses
Sales and marketing(1)(2)	154.6	227.7	510.4	860.8
General and administrative(1)(2)	249.2	242.3	635.3	731.3
Research and development(1)(2)	78.2	77.1	246.3	274.6
Goodwill impairment	—	181.9	—	181.9
Impairment expense	39.4	32.5	111.9	42.5
Restructuring expense(1)	12.0	158.5	167.9	158.5
Supplier settlements	2.9	—	22.0	—
Total operating expenses	536.2	920.0	1,693.8	2,249.4
Loss from operations	(266.0)	(735.8)	(971.3)	(1,521.2)
Other (expense) income, net:
Interest expense	(26.6)	(9.1)	(69.7)	(26.5)
Interest income	7.9	0.2	17.7	1.1
Foreign exchange gains (losses)	9.1	(11.5)	3.9	(19.1)
Other income, net	0.4	1.2	3.0	0.7
Total other expense, net	(9.1)	(19.2)	(45.1)	(43.8)
Loss before provision for income taxes	(275.2)	(755.0)	(1,016.4)	(1,565.0)
Income tax expense	0.8	2.1	3.5	7.5
Net loss	$(275.9)	$(757.1)	$(1,019.9)	$(1,572.4)
____________________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Cost of revenue
Connected Fitness Products	$2.4	$5.7	$11.7	$16.7
Subscription	9.7	6.3	32.4	15.0
Total cost of revenue	12.0	12.0	44.1	31.8
Sales and marketing	5.8	7.5	23.9	23.0
General and administrative	37.0	41.1	129.8	108.9
Research and development	14.5	11.7	52.3	33.4
Restructuring expense	0.7	44.9	83.5	44.9
Total stock-based compensation expense	$70.0	$117.1	$333.7	$241.9
On July 1, 2022, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved accelerating the vesting requirement for unvested restricted stock units held by certain employees by one year. This applied to eligible unvested restricted stock units that had more than eight quarterly vesting dates remaining in their vesting schedule. The acceleration resulted in approximately $3.9 million and $35.6 million of stock-based compensation expense being pulled forward and recognized in the three and nine months ended March 31, 2023, respectively. Additionally, on July 1, 2022, the Compensation Committee approved a one-time repricing of certain stock option awards that had been granted to date under the 2019 Plan. The repricing impacted stock options held by all employees who remained employed through July 25, 2022. The repricing did not apply to our U.S.-based hourly employees (or employees with equivalent roles in non-U.S. locations) or our C-level executives. The modification resulted in incremental stock-based compensation expense of $21.9 million in the aggregate.
____________________
(2) Includes depreciation and amortization expense as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Cost of revenue
Connected Fitness Products	$5.6	$5.8	$13.1	$14.0
Subscription	9.8	6.8	27.1	18.7
Total cost of revenue	15.4	12.7	40.2	32.7
Sales and marketing	7.5	8.4	24.3	20.8
General and administrative	6.4	11.8	20.1	33.5
Research and development	2.9	5.3	8.6	15.3
Total depreciation and amortization expense	$32.2	$38.1	$93.1	$102.4
Comparison of the Three and Nine Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$324.1	$594.4	(45.5)%	$909.8	$1,891.9	(51.9)%
Subscription	424.7	369.9	14.8	1,248.3	1,011.6	23.4
Total revenue	$748.9	$964.3	(22.3)%	$2,158.1	$2,903.4	(25.7)%
Percentage of revenue
Connected Fitness Products	43.3%	61.6%		42.2%	65.2%
Subscription	56.7	38.4		57.8	34.8
Total	100.0%	100.0%		100.0%	100.0%

Three and Nine Months Ended March 31, 2023 and 2022
Connected Fitness Products revenue decreased $270.3 million and $982.1 million for the three and nine months ended March 31, 2023, respectively, compared to the three and nine months ended March 31, 2022. These decreases were primarily attributable to fewer Bike, Tread and Accessory deliveries due to a return to our historical seasonality following the strong demand for home fitness in fiscal 2022 attributable to the COVID-19 pandemic. These decreases were partially offset by revenues generated from Peloton Row, which launched in the second quarter of fiscal 2023.

Subscription revenue increased $54.8 million and $236.7 million for the three and nine months ended March 31, 2023, respectively, compared to the three and nine months ended March 31, 2022. These increases were primarily attributable to the year-over-year growth in our Connected Fitness Subscriptions and the price increase of the All-Access membership fee from $39 to $44, effective as of June 1, 2022. The growth of our Connected Fitness Subscriptions was primarily driven by the number of Connected Fitness Products delivered during the fiscal year ended June 30, 2022 and the six months ended December 31, 2022 under new Subscriptions and our low Average Net Monthly Connected Fitness Churn of 1.1% for both the three- and nine-month periods ending March 31, 2023.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in millions)
Cost of Revenue:
Connected Fitness Products	$341.7	$662.3	(48.4)%	$1,025.8	$1,848.1	(44.5)%
Subscription	136.9	117.8	16.2	409.8	327.2	25.3
Total cost of revenue	$478.7	$780.1	(38.6)%	$1,435.6	$2,175.3	(34.0)%
Gross Profit:
Connected Fitness Products	$(17.6)	$(67.9)	(74.1)%	$(116.0)	$43.8	(364.9)%
Subscription	287.8	252.1	14.2	838.5	684.4	22.5
Total Gross profit	$270.2	$184.2	46.7%	$722.4	$728.2	(0.8)%
Gross Margin:
Connected Fitness Products	(5.4)%	(11.4)%		(12.8)%	2.3%
Subscription	67.8%	68.1%		67.2%	67.7%

Three Months Ended March 31, 2023 and 2022

Connected Fitness Products cost of revenue for the three months ended March 31, 2023 decreased $320.6 million, or 48.4%, compared to the three months ended March 31, 2022. This decrease was primarily driven by fewer deliveries for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Our Connected Fitness Products Gross Margin increased to (5.4)% for the three months ended March 31, 2023 compared to (11.4)% for the three months ended March 31, 2022, primarily driven by lower inventory reserves and write-downs and reduced payroll expenses resulting from restructuring efforts, partially offset by net charges associated with product recall related matters.

Subscription cost of revenue for the three months ended March 31, 2023 increased $19.1 million, or 16.2%, compared to the three months ended March 31, 2022. This increase was primarily driven by increases of $7.8 million in music royalties and platform streaming costs, $3.3 million in stock-based compensation expense, primarily driven by the acceleration of certain restricted stock unit vesting schedules and an increased number of awards vesting, $2.9 million in depreciation and amortization expense, and $1.5 million in payment processing fees.

Subscription Gross Margin remained consistent for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Nine Months Ended March 31, 2023 and 2022

Connected Fitness Products cost of revenue for the nine months ended March 31, 2023 decreased $822.3 million, or 44.5%, compared to the nine months ended March 31, 2022. This decrease was primarily driven by fewer deliveries for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022.

Our Connected Fitness Products Gross Margin decreased to (12.8)% for the nine months ended March 31, 2023 compared to 2.3% for the nine months ended March 31, 2022, primarily driven by promotional pricing in place during the nine months ended March 31, 2023, as well as inventory reserves and write-downs and net charges associated with product recall related matters, partially offset by reduced payroll expenses resulting from restructuring efforts.

Subscription cost of revenue for the nine months ended March 31, 2023 increased $82.6 million, or 25.3%, compared to the nine months ended March 31, 2022. This increase was primarily driven by an increase of $43.1 million in music royalties and platform streaming costs. Additional increases are due to $17.4 million in stock-based compensation expense, primarily driven by the acceleration of certain restricted stock unit vesting schedules, the repricing of certain stock option awards, and an increased number of awards vesting, and $8.4 million of depreciation and amortization expense.

Subscription Gross Margin remained consistent for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022.

Operating Expenses
Sales and Marketing

	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in millions)
Sales and marketing	$154.6	$227.7	(32.1)%	$510.4	$860.8	(40.7)%
As a percentage of total revenue	20.6%	23.6%		23.7%	29.6%

Three and Nine Months Ended March 31, 2023 and 2022

Sales and marketing expense decreased $73.1 million and $350.3 million in the three and nine months ended March 31, 2023, respectively, compared to the three and nine months ended March 31, 2022. These decreases were primarily due to decreases in spending on advertising and marketing programs of $47.0 million and $291.6 million during the three and nine months ended March 31, 2023, respectively. These decreases were also due to decreases in personnel-related expenses of $15.0 million and $35.3 million for the three and nine months ended March 31, 2023, respectively, primarily due to decreased average headcount.

General and Administrative

	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in millions)
General and administrative	$249.2	$242.3	2.8%	$635.3	$731.3	(13.1)%
As a percentage of total revenue	33.3%	25.1%		29.4%	25.2%

Three and Nine Months Ended March 31, 2023 and 2022

General and administrative expense increased $6.8 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by the Dish settlement amount of $75.0 million, partially offset by decreases in professional services fees, comprised of legal, accounting, and consulting fees of $43.4 million, personnel-related expenses of $13.5 million primarily due to decreased average headcount, depreciation and amortization expense of $5.4 million, and stock-based compensation expense of $4.1 million. General and administrative expense decreased $96.0 million in the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022, primarily due to a decrease in professional services fees, comprised of legal, accounting, and consulting fees of $116.6 million, personnel-related expenses of $41.6 million, primarily due to decreased average headcount, and depreciation and amortization expense of $13.5 million. The decreases were partially offset by the Dish settlement amount of $75.0 million.

Research and Development

	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in millions)
Research and development	$78.2	$77.1	1.4%	$246.3	$274.6	(10.3)%
As a percentage of total revenue	10.4%	8.0%		11.4%	9.5%
Three and Nine Months Ended March 31, 2023 and 2022

Research and development expense increased $1.1 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by an increase in product development and research costs associated with development of new software features and products of $4.1 million, partially offset by a decrease in personnel-related expenses of $3.1 million, primarily due to decreased average headcount. Research and development expense decreased $28.3 million in the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022, primarily due to a decrease in personnel-related expenses of $18.2 million, which was primarily due to decreased average headcount, a decrease in product development and research costs associated with development of new software features and products of $13.3 million, a decrease of $8.0 million driven by decreased costs associated with software and web platform costs, and a decrease in depreciation and amortization expense of $6.7 million. These decreases in research and development expenses for the nine months ended March 31, 2023 were partially offset by an increase in stock-based compensation expense of $18.9 million, primarily driven by an acceleration of certain restricted stock unit vesting schedules, the repricing of certain stock option awards, and an increased number of awards vesting.

Goodwill impairment

	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in millions)
Goodwill impairment	$—	$181.9	NM*	$—	$181.9	NM*
___________________________
*NM - not meaningful

Three and Nine Months Ended March 31, 2023 and 2022

We review goodwill for impairment annually on April 1 and more frequently if events or changes in circumstances indicate that an impairment may exist (“a triggering event”). No Goodwill impairment was recorded for the three and nine months ended March 31, 2023. During the three months ended March 31, 2022, management identified various qualitative factors that collectively, indicated we had a triggering event, including (i) softening demand; (ii) increased costs of inventory and logistics; and (iii) sustained decrease in stock price. The Company performed a valuation of the Connected Fitness Products reporting unit using liquidation value and discounted cash flow methodologies. These forecasts and assumptions are highly subjective. See “Risk Factors—General Risk Factors— If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected” in our Form 10-K. Given the results of our quantitative assessment, we determined that the Connected Fitness Products reporting unit’s goodwill was impaired. For both the three and nine months ended March 31, 2022, the Company recognized a goodwill impairment charge of $181.9 million representing the entire amount of Goodwill related to the Connected Fitness Products reporting unit in the Connected Fitness Products Segment.

Impairment expense

	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in millions)
Impairment expense	$39.4	$32.5	21.1%	$111.9	$42.5	163.7%

Three and Nine Months Ended March 31, 2023 and 2022

Impairment expense was $39.4 million for the three months ended March 31, 2023, primarily related to Peloton Output Park, the closure of retail showroom locations, and other manufacturing assets. Impairment expense for the nine months ended March 31, 2023 was $111.9 million primarily related to exiting corporate office locations and retail showrooms, capitalized software, Peloton Output Park, and Connected Fitness and supply chain assets.

Impairment expense for the three and nine months ended March 31, 2022 was $32.5 million and $42.5 million, respectively, primarily due to asset write-downs and write-offs related to our restructuring initiative for the three and nine months ended March 31, 2022, and by the disposal of lease build out costs for the nine months ended March 31, 2022.

Restructuring expense

	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in millions)
Restructuring expense	$12.0	$158.5	(92.4)%	$167.9	$158.5	5.9%

Three and Nine Months Ended March 31, 2023 and 2022

Restructuring expense decreased $146.5 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to a decrease of $92.5 million in cash severance and other personnel costs and a decrease of $44.2 million in stock-based compensation expense. Additionally, there was a decrease of $9.8 million in professional fees and other costs associated with exit and disposal activities for the three months ended March 31, 2023. Restructuring expense increased $9.4 million for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022, primarily related to an increase of $38.6 million of stock-based compensation expense for the nine months ended March 31, 2023, driven by incremental stock-based compensation expense from exercise window modifications and the acceleration of certain restricted stock unit vesting schedules pursuant to severance arrangements, and an increase of $2.2 million in professional fees and other costs associated with exit and disposal activities. These increases were partially offset by a decrease of $31.4 million of cash severance and other personnel costs for the nine months ended March 31, 2023.

Supplier Settlements

	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in millions)
Supplier Settlements	$2.9	$—	NM*	$22.0	$—	NM*
___________________________
*NM - not meaningful

Three and Nine Months Ended March 31, 2023 and 2022

Supplier settlements were $2.9 million and $22.0 million for the three and nine months ended March 31, 2023, respectively, which consisted of settlement and related costs paid to third-party suppliers to terminate certain future inventory purchase commitments.

Total Other Expense, Net and Income Tax Expense

	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in millions)
Interest expense	$(26.6)	$(9.1)	191.2%	$(69.7)	$(26.5)	162.9%
Interest income	7.9	0.2	3,477.1%	17.7	1.1	1,457.5%
Foreign exchange gains (losses)	9.1	(11.5)	NM*	3.9	(19.1)	NM*
Other income, net	0.4	1.2	(66.1)%	3.0	0.7	318.8%
Income tax expense	0.8	2.1	(61.4)%	3.5	7.5	(53.3)%
___________________________
*NM - not meaningful

Total other expense, net, was comprised of the following for the three and nine months ended March 31, 2023:

•Interest expense primarily related to the amortization of the convertible notes discount and deferred financing costs of $26.6 million and $69.7 million, respectively;
•Interest income from cash, cash equivalents, and short-term investments of $7.9 million and $17.7 million, respectively;
•Foreign exchange gains of $9.1 million and $3.9 million, respectively; and
•Other income, net of $0.4 million and $3.0 million, respectively.

Total other expense, net, was comprised of the following for the three and nine months ended March 31, 2022:

•Interest expense primarily related to the amortization of the convertible notes discount and deferred financing costs of $9.1 million and $26.5 million, respectively;
•Interest income from cash, cash equivalents, and short-term investments of $0.2 million and $1.1 million, respectively;
•Foreign exchange losses of $11.5 million and $19.1 million, respectively; and
•Other income, net of $1.2 million and $0.7 million, respectively.

Income tax expense for the three and nine months ended March 31, 2023 and March 31, 2022 was primarily due to state and international taxes.
Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance.
Adjusted EBITDA
We calculate Adjusted EBITDA as net (loss) income adjusted to exclude: other expense (income), net; income tax expense (benefit); depreciation and amortization expense; stock-based compensation expense; goodwill impairment; impairment expense; product recall related matters; litigation and settlement expenses; transaction and integration costs; reorganization, severance, exit, disposal and other costs associated with restructuring plans; supplier settlements; and other adjustment items that arise outside the ordinary course of our business.

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
•Adjusted EBITDA does not reflect costs associated with product recall related matters including adjustments to the return reserves, inventory write-downs, logistics costs associated with Member requests, the cost to move the recalled product for those that elect the option, subscription waiver costs of service, and recall-related hardware development and repair costs;
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

The following table presents a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Adjusted EBITDA

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(dollars in millions)
Net loss	$(275.9)	$(757.1)	$(1,019.9)	$(1,572.4)
Adjusted to exclude the following:
Total other expense, net	9.1	19.2	45.1	43.8
Income tax expense	0.8	2.1	3.5	7.5
Depreciation and amortization expense	32.2	38.1	93.1	102.4
Stock-based compensation expense	69.3	72.3	250.2	197.1
Impairment expense	39.4	32.5	111.9	42.5
Goodwill impairment	—	181.9	—	181.9
Restructuring expense	12.0	158.5	171.6	158.5
Supplier settlements	2.9	—	22.0	—
Product recall related matters(1)	9.7	21.4	40.9	49.0
Litigation and settlement expenses(2)	81.8	36.2	106.9	88.0
Other adjustment items	—	1.0	1.0	7.9
Adjusted EBITDA	$(18.7)	$(194.0)	$(173.7)	$(694.2)
______________________
(1) Represents adjustments and charges associated with product recall related matters, as well as accrual adjustments. These include adjustments to Connected Fitness Products revenue for actual and estimated future returns of $(11.9) million and $14.6 million, recorded costs in Connected Fitness Products cost of revenue associated with recall related matters of $21.6 million and $24.1 million, and operating expenses of zero and $2.3 million associated with recall-related hardware development costs, in each case for the three and nine months ended March 31, 2023, respectively. For the three and nine months ended March 31, 2022, these also include a reduction to Connected Fitness Products revenue for actual and estimated future returns of $17.5 million and $36.3 million, recorded costs in Connected Fitness Products cost of revenue associated with inventory write-downs and logistic costs of $2.0 million and $7.6 million, and operating expenses of $2.0 million and $5.0 million associated with recall-related hardware development costs, respectively.
(2) Includes Dish settlement accrual of $75.0 million and other litigation-related expenses and settlements for certain non-recurring patent infringement litigation, securities litigation, and consumer arbitration for the three and nine months ended March 31, 2023. Includes litigation-related expenses for certain non-recurring patent infringement litigation and consumer arbitration for the three and nine months ended March 31, 2022.

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

The following table presents a reconciliation of Subscription Contribution to Subscription Gross Profit, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(dollars in millions)
Subscription Revenue	$424.7	$369.9	$1,248.3	$1,011.6
Less: Cost of Subscription	136.9	117.8	409.8	327.2
Subscription Gross Profit	$287.8	$252.1	$838.5	$684.4
Subscription Gross Margin	67.8%	68.1%	67.2%	67.7%
Add back:
Depreciation and amortization expense	$9.8	$6.8	$27.1	$18.7
Stock-based compensation expense	9.7	6.3	32.4	15.0
Subscription Contribution	$307.2	$265.2	$898.0	$718.1
Subscription Contribution Margin	72.3%	71.7%	71.9%	71.0%

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

The following table presents a reconciliation of Free Cash Flow to Net cash used in operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Net cash used in operating activities	$(40.9)	$(670.1)	$(332.2)	$(1,677.8)
Capital expenditures and capitalized internal-use software development costs	(14.3)	(76.6)	(63.8)	(267.7)
Free Cash Flow	$(55.3)	$(746.7)	$(396.0)	$(1,945.5)

Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, and term loan, as well as cash flows from operating activities. As of March 31, 2023, we had Cash and cash equivalents of approximately $873.6 million.

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

In July 2022, August 2022 and October 2022, the Company took actions to update the Restructuring Plan. On July 12, 2022, we announced we are exiting all owned-manufacturing operations and our expansion of our current relationship with Taiwanese manufacturer Rexon Industrial Corporation. Additionally, on August 12, 2022, we announced the decision to perform the following additional restructuring activities: (i) fully transitioning our North American Field Operations to third-party providers, including the significant reduction of our delivery workforce teams; (ii) eliminating a significant number of roles on the North America Member Support team and exiting our real-estate footprints in our Plano and Tempe locations; and (iii) reducing our retail showroom presence. On October 6, 2022, we announced approximately 500 global team member positions have been eliminated.

Total charges related to the Restructuring Plan were $48.0 million and $280.2 million for the three and nine months ended March 31, 2023, respectively. Total charges for the three months ended March 31, 2023 consisted of cash charges of $6.9 million for severance and other personnel costs and $4.4 million for professional fees and other related charges, and non-cash charges of $36.0 million related to non-inventory asset write-downs and write-offs and $0.7 million for stock-based compensation expense. Total charges for the nine months ended March 31, 2023 consisted of cash charges of $68.0 million for severance and other personnel costs and $16.4 million for professional fees and other related charges, and non-cash charges of $108.6 million related to non-inventory asset write-downs and write-offs, $83.5 million for stock-based compensation expense, and $3.7 million for write-offs of inventory related to restructuring activities.

In connection with the Restructuring Plan, the Company estimates that it will incur additional cash charges of approximately $20 million, primarily composed of severance and other exit costs in fiscal year 2023 and beyond. Additionally, the Company expects to recognize additional non-cash charges of approximately $35 million, primarily composed of asset impairment and stock-based compensation charges in connection with the Restructuring Plan.

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

The Second Amended and Restated Credit Agreement also provided for a $500.0 million revolving credit facility (the “Revolving Facility”), $35.0 million of which would mature on June 20, 2024 (the “Non-Consenting Commitments”), with the rest ($465.0 million) maturing on December 10, 2026 (the “Consenting Commitments”) or if the Springing Maturity Condition is met and the Term Loan is outstanding on such date, the Springing Maturity Date. On August 24, 2022, the Company amended the Second Amended and Restated Credit Agreement (the “First Amendment”) such that the Company is only required to meet the total liquidity covenant, set at $250.0 million (the “Liquidity Covenant”), and the total revenues covenant, set at $3.0 billion for the four-quarter trailing period, to the extent any revolving loans are borrowed and outstanding. On May 2 2023, the Company further amended the Second Amended and Restated Credit Agreement (the “Second Amendment”) to, among other things, (i) reduce the aggregate revolving credit commitments from $500.0 million to $400.0 million, with the Non-Consenting Commitments reduced to $28.0 million and the Consenting Commitments reduced to $372.0 million, and (ii) remove the covenant requiring the Company to maintain a minimum total four-quarter revenue level of $3.0 billion at any time when revolving loans are outstanding. Following the Second Amendment, borrowings under the Revolving Facility will be limited to the lesser of (a) $400.0 million and (b) an amount equal to the “Subscription” revenue of the Company and its subsidiaries for the most recently completed fiscal quarter of the Company. The Liquidity Covenant will still be replaced with a covenant to maintain a minimum secured debt to adjusted EBITDA ratio upon our meeting a specified adjusted EBITDA threshold.

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

The Term Loan bears interest at a rate equal to, at our option, either at the Alternate Base Rate (as defined in the Second Amended and Restated Credit Agreement) plus 5.50% per annum or the Adjusted Term SOFR Rate (as defined in the Second Amended and Restated Credit Agreement) plus 6.50% per annum. As stipulated in the Second Amended and Restated Credit Agreement, the applicable rates applicable to the Term Loan increased one time by 0.50% per annum as the Company chose not to obtain a public rating for the Term Loan from S&P Global Ratings or Moody’s Investors Services, Inc. on or prior to November 25, 2022. Any borrowing at the Alternate Base Rate is subject to a 1.00% floor and a term loan borrowed at the Adjusted Term SOFR Rate is subject to a 0.50% floor and any revolving loan borrowed at the Adjusted Term SOFR Rate is subject to a 0.00% floor.

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

As of March 31, 2023, we were fully undrawn under our Revolving Facility and as such did not have to test the financial covenants under the Second Amended and Restated Credit Agreement. As of March 31, 2023, we had drawn the full amount of the Term Loan, and we therefore had $744.4 million total outstanding borrowings under the Second Amended and Restated Credit Agreement. As of March 31, 2023, we had

outstanding letters of credit totaling $79.3 million, which is classified as Restricted cash on the Condensed Consolidated Balance Sheet. Upon entering into the Term Loan, the effective interest rate was 10.2% and on November 25, 2022 the rate was updated to 13.7%.

Cash Flows

	Nine Months Ended March 31,
	2023	2022
	(in millions)
Net cash used in operating activities	$(332.2)	$(1,677.8)
Net cash (used in) provided by investing activities	(51.4)	223.0
Net cash provided by financing activities	70.0	1,309.0
Operating Activities
Net cash used in operating activities of $332.2 million for the nine months ended March 31, 2023 was primarily due to a net loss of $1,019.9 million, partially offset by a net increase in operating assets and liabilities of $81.8 million and an increase in non-cash adjustments of $605.9 million. The increase in operating assets and liabilities was primarily due to a $435.1 million increase in inventory, partially offset by a $296.6 million decrease in accounts payable and accrued expenses due to lower supplier settlements owed, decreased inventory spending, and a $65.8 million decrease in net operating lease liabilities due to lease payments and lease terminations. Non-cash adjustments primarily consisted of stock-based compensation expense, long-lived asset impairment expense, and depreciation and amortization.

Investing activities
Net cash used in investing activities for the nine months ended March 31, 2023 of $51.4 million was primarily a result of capital expenditures, primarily related to software development and the continued build out of our studios.

Financing activities
Net cash provided by financing activities of $70.0 million for the nine months ended March 31, 2023 was primarily related to exercises of stock options of $72.6 million, partially offset by $5.6 million in principal repayments on the Term Loan.

Commitments
As of March 31, 2023, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$922.1	$118.9	$206.5	$177.4	$419.3
Minimum guarantees (2)	216.4	147.5	68.9	—	—
Unused credit facility fee payments (3)	5.8	1.7	3.1	1.1	—
Other purchase obligations (4)	158.9	61.9	50.9	46.0	—
Convertible senior notes (5)	1,000.0	—	1,000.0	—	—
Supplier settlements (6)	4.0	4.0	—	—	—
Term loan	744.4	7.5	15.0	721.9	—
Total	$3,051.5	$341.5	$1,344.4	$946.4	$419.3
______________________
(1) Lease obligations relate to our office space, warehouses, production studios, equipment, and retail showrooms. The original lease terms are between one and twenty-one years, and the majority of the lease agreements are renewable at the end of the lease period. The Company has finance lease obligations of $1.0 million, also included above.
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
(3) Pursuant to the Second Amended and Restated Credit Agreement, we are required to pay a commitment fee of 0.325% and 0.375% on a quarterly basis based on the unused portion of the Revolving Facility for the revolving loans maturing on December 10, 2026 and June 20, 2024, respectively. As of March 31, 2023, we had outstanding letters of credit totaling $79.3 million, which is classified as Restricted cash on the Condensed Consolidated Balance Sheet.
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

As of March 31, 2023, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were estimated to be approximately $211.9 million. See “Risk Factors—Risks Related to Our Business—Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in our Form 10-K.

Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of March 31, 2023.
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

Revenue Recognition
As described in Note 8 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, the Company announced voluntary recalls of the Company’s Tread+ and Tread products, permitting customers to return the products for a refund. The amount of a refund customers are eligible to receive may differ based on the status of an approved remediation of the issue driving the recall, and the age of the Connected Fitness Unit being returned. We estimate return reserves primarily based on historical and expected product returns, product warranty, and service call trends. We also consider current trends in consumer behavior in order to identify correlations to current trends in returns. However, with current uncertainty in the global economy, negative press and general sentiment surrounding Peloton’s post-pandemic business and financial performance, predicting expected product returns based on historical returns becomes less relevant, requiring reliance on highly subjective estimates based on our interpretation of how current conditions and factors will drive consumer behavior.

On October 18, 2022, the CPSC and the Company jointly announced that consumers now have more time to get a full refund if they wish to return their Tread+. With the extension of the full refund period for one additional year, to November 6, 2023, the Company previously estimated that more Members would opt for a full refund, and accordingly increased the Company’s return reserve during the three months ended September 30, 2022. During the three months ended March 31, 2023, based on lower actual returns than previously estimated, the Company has updated its return reserve assumptions and has recognized an $11.9 million benefit to revenue. As of March 31, 2023 and June 30, 2022, our return reserves related to the impacts of the recalls was $29.3 million and $39.9 million, respectively.

Product Recall Related Matters
The Company accrues cost of product recalls and potential corrective actions based on management estimate of when it is probable that a liability has been incurred and the amount can be reasonably estimated, which occurs when management commits to a corrective action plan or when required by regulatory requirements. Costs of product recalls and corrective actions are recognized in Connected Fitness Products cost of revenue, which may include the cost of the development of the product being replaced, logistics costs, and other related costs such as product scrap cost, inventory write-down and cancellation of any supplier commitments. The accrued cost is based on management’s estimate of the cost to repair each affected product and the estimated number of products to be repaired based on actions taken by the impacted customers. Estimating both cost to repair each affected product and the number of units to be repaired is highly subjective and requires significant management judgment. Based on information that is currently available, management believes that the accruals are adequate. It is possible that substantial additional charges may be required in future periods based on new information, changes in facts and circumstances, and actions the Company may commit to or be required to undertake. During the three months ended March 31, 2023, the Company accrued an additional $21.6 million liability related to its product recall related matters. As of March 31, 2023 and June 30, 2022, accruals related to product recall related matters were $23.8 million and $1.8 million respectively.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk
We had Cash and cash equivalents of $873.6 million as of March 31, 2023. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented in this Quarterly Report on Form 10-Q would not have had a material impact on our condensed consolidated financial statements.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As described below, we previously identified material weaknesses in our internal control over financial reporting. Solely as a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weaknesses in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the accompanying notes and the information included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K and our other public filings before deciding whether to invest in shares of our Class A common stock. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Except for as stated below, there have been no material changes to our risk factors since the Form 10-K.

Risks Related to Our Connected Fitness Products and Members

Safety issues involving our products could adversely affect our business and result in harm to our reputation.

We offer complex hardware, and our products may be alleged, and have been alleged, to have defects that result in potential product safety issues. Any defects could impact our customer experience, tarnish our brand reputation, or make our products and services unsafe and create a risk of property damage and/or personal injury. We also may become subject to the risks and uncertainties of product liability claims and related litigation. For example, in May 2021, we initiated a voluntary recall of our Tread+ product in coordination with the U.S. Consumer Product Safety Commission (“CPSC”) in response to reports of injuries associated with our Tread+, one of which led to the death of a child. In 2020, we conducted a voluntary recall in coordination with the CPSC of first generation clip-in pedals in our Peloton Bike, our original model bike, due to a risk that the pedal can break during use, causing injuries. In addition, we have determined that there is a potential product safety issue involving the seat post in the original model Peloton Bike (not Peloton Bike+) and have voluntarily notified the CPSC. During the three months ended March 31, 2023, we determined that a corrective action plan ("CAP") is warranted and are cooperating with the CPSC to finalize the proposed CAP. As of April 30, 2023, the Company has identified 35 reports, out of over 2.4 million units sold in the U.S. and Canada, in which the seat post has broken during use. Of these reports, 12 have included reports of injuries, including one wrist fracture. Once finalized, we would make available the approved remedy to original model Bike owners. During the three months ended March 31, 2023, we accrued expenses in connection with implementation of the proposed CAP, which were not material to the current period financial performance. We may incur incremental expenses or face other challenges in connection with the implementation of the CAP beyond what we have currently estimated to be probable and reasonably estimable, including if the number of reported incidents materially increases, which may adversely impact our operating results, brand reputation, demand for our products, and business, although we do not currently anticipate that the total expenses related to implementation of the CAP will be material to our financial position. The CAP also may require significant management attention, and we could become subject to class action litigation, private personal injury claims, and other regulatory proceedings related to this matter that, regardless of their merits, could harm our reputation, divert management’s attention from our operations, and result in substantial legal fees, judgments, fines, penalties, and other costs. See Note 8 – Commitment and Contingencies in the Notes to our Condensed Consolidated Financial Statements in Part I, Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under:

(i) Item 1.01 Entry into a Material Definitive Agreement

On May 2, 2023, the Company entered into the Second Amendment with JPMorgan Chase Bank, N.A., as administrative agent, and the revolving lenders party thereto. The Second Amendment amends the Second Amended and Restated Credit Agreement to, among other things, (i) reduce the aggregate revolving credit commitments from $500.0 million to $400.0 million, with the Non-Consenting Commitments reduced to $28.0 million and the Consenting Commitments reduced to $372.0 million, and (ii) remove the covenant requiring the Company to maintain a minimum total four-quarter revenue level of $3.0 billion at any time when revolving loans are outstanding. Following the Second Amendment, borrowings under the Revolving Facility will be limited to the lesser of (a) $400.0 million and (b) an amount equal to the “Subscription” revenue of the Company and its subsidiaries for the most recently completed fiscal quarter of the Company. For more information, see Liquidity and Capital Resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part I, Item 2 of this Quarterly Report on Form 10-Q under the section titled “Second Amended and Restated Credit Agreement.”

(ii) Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 1, 2023, the Board of Directors of the Company, based upon a recommendation from its Compensation Committee, approved an annual base salary increase from $1.0 million to $1.25 million, effective as of May 8, 2023 for Barry McCarthy, the Company’s Chief Executive Officer and President. All other terms of Mr. McCarthy’s employment, including the terms of his existing equity awards, remain unchanged.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-39058	3.1	11/06/2019
3.2	Amended and Restated Bylaws.	8-K	001-39058	3.1	04/27/2020
10.1*
Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 2, 2023, among the Company, the revolving lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
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

*Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will supplementally furnish copies of omitted schedules and exhibits to the SEC or its staff upon its request.
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

PELOTON INTERACTIVE, INC.
Date: May 4, 2023	By:	/s/ Barry McCarthy
Barry McCarthy Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Elizabeth F Coddington
Elizabeth F Coddington Chief Financial Officer (Principal Financial Officer)