Form 10-K
period 2023-06-30
PELOTON INTERACTIVE, INC.
filed 2023-08-23
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $2.5 billion based upon the closing price reported for such date on The Nasdaq Global Select Market.

As of July 31, 2023, the number of shares of the registrant’s Class A common stock outstanding was 338,989,862 and the number of shares of the registrant’s Class B common stock outstanding was 18,016,853.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Other than statements of historical fact, all statements contained in this Annual Report on Form 10-K including, without limitation, statements regarding our execution of and the expected benefits from our restructuring initiatives and cost-saving measures, our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions.

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

•our ability to accurately forecast consumer demand for our products and services and adequately maintain our inventory;

•our ability to execute and achieve the expected benefits of our restructuring initiatives and other cost-saving measures;

•our ability to effectively manage our growth and costs;

•our ability to anticipate consumer preferences and successfully develop and offer new products and services in a timely manner, or effectively manage the introduction of new or enhanced products and services;

•demand for our products and services and growth of the connected fitness products market;

•our ability to maintain the value and reputation of the Peloton brand;

•our reliance on a limited number of suppliers, contract manufacturers, and logistics partners for our Connected Fitness Products;

•our lack of control over suppliers, contract manufacturers and logistics partners for our Connected Fitness Products;

•our ability to predict our long-term performance and declines in our revenue growth as our business matures;

•the effects of increased competition in our markets and our ability to compete effectively;

•any declines in sales of our Bike and Bike+;

•the direct and indirect impacts to our business and financial performance from the COVID-19 pandemic;

•our dependence on third-party licenses for use of music in our content;

•actual or perceived defects in, or safety of, our products, including any impact of product recalls or legal or regulatory claims, proceedings or investigations involving our products;

•increases in component costs, long lead times, supply shortages or other supply chain disruptions;

•accidents, safety incidents or workforce disruptions;

•seasonality or other fluctuations in our quarterly results;

•our ability to generate class content;

•risks related to acquisitions or dispositions, including the acquisition of Precor;

•risks related to expansion into international markets;

•disruptions or failures of information technology systems, websites;

•risks related to payment processing, cybersecurity or data privacy;

•risks related to the Peloton App and its ability to work with a range of mobile and streaming technologies, systems, networks, and standards;

•our ability to effectively price and market our Connected Fitness Products and subscriptions and our limited operating history with which to predict the profitability of our subscription model;

•any inaccuracies in operational and business metrics or forecasts of market growth;

•our ability to maintain effective internal control over financial and management systems and remediate material weaknesses;

•impacts from warranty claims or product returns;

•our ability to maintain, protect, and enhance our intellectual property;

•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•our reliance on third parties for computing, storage, processing and similar services and delivery and installation of our products;

•our ability to attract and retain highly skilled personnel and maintain our culture;

•risks related to our common stock and indebtedness; and

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
•The company has evolved rapidly in recent years and continues to establish its operating experience at the appropriate scale. If we are unable to manage our longer-term growth, intervening changes, and costs, or implement restructuring initiatives effectively, our brand, company culture, and financial performance may suffer.
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
•Our past financial results may not be indicative of our future performance.
•Our success depends on our ability to maintain the value and reputation of the Peloton brand.
•Any major disruption or failure of our information technology systems or websites, or our failure to successfully implement upgrades and new technology effectively, could adversely affect our business and operations.
•We rely on a limited number of suppliers, contract manufacturers, and logistics partners for our Connected Fitness Products. A loss of any of these partners or an interruption or inability of these partners to satisfy our demand needs could negatively affect our business.
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
•From time to time, we may be subject to legal proceedings, government inquiries or investigations, or disputes that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

PART I

Item 1. Business

Overview

Peloton is a leading global fitness company with a highly engaged community of over 6.5 million Members across the United States, United Kingdom, Canada, Germany and Australia. As a category innovator at the nexus of fitness, technology, and media, Peloton's first-of-its-kind subscription platform seamlessly combines innovative hardware, distinctive software, and exclusive content. Its world-renowned instructors coach and motivate Members to be the best version of themselves anytime, anywhere. Founded in 2012 and headquartered in New York City, Peloton continues to scale across the five markets in which it operates. We define a “Member” as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid Peloton App Membership, and completes one or more workouts in the trailing 12 month period. We define a completed workout as either completing at least 50% of an instructor-led class, scenic ride or run, or ten or more minutes of “Just Ride”, “Just Run”, or “Just Row” mode.

We define a “Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, who has either paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers) or requested a “pause” to their subscription for up to three months.

Our Products
Peloton provides Members with expert instruction and world class content to create impactful and entertaining workout experiences for anyone, anywhere, and at any stage in their fitness journey. At home, outdoors, traveling, or at the gym, Peloton offers an immersive and personalized experience. With tens-of-thousands of classes available across 16 fitness modalities, Members can access Peloton content via our hardware or via the Peloton App, on their phone, tablet, or TV, allowing them to workout when, where, and how they want.

Our Connected Fitness Products include:

•Peloton Bike - The original Peloton Bike combines fitness, technology, and media to connect riders to live and on-demand workouts led by Peloton instructors.

•Peloton Bike+ - The Peloton Bike+ unlocks an even more dynamic workout experience with indoor cycling riders having the option of on-and-off-bike content as well as automatic resistance control with the Bike+ electronic braking system. Designed to keep riders motivated and effortlessly moving from cardio to strength, yoga, and more, the Peloton Bike+ unlocks an even more seamless and integrated total workout experience.

•Peloton Tread - The Peloton Tread combines a cutting-edge treadmill design with Peloton’s compelling running and strength training content. The Tread includes fundamental elements unique to Peloton, like dial control knobs and jump buttons.

•Peloton Tread+ - The Peloton Tread+ features slat belt technology that offers the optimal comfort experience when running. The Tread+ offers a combination of cardio and strength content, all streamed via a 32” touchscreen and a powerful sound bar, for a total body workout at home. On May 5, 2021, we issued a voluntary product recall on Tread+, which we conducted in collaboration with the U.S. Consumer Product Safety Commission ("CPSC"); currently, we are seeking to resume sales of the Tread+ in the United States in 2024. See Part I, Item 1A "Risk Factors — Risks Related to Our Connected Fitness Products and Members.”

•Peloton Guide - Peloton’s first connected strength product, Peloton Guide, is an AI-powered personal trainer that connects to televisions. Peloton Guide features personalized strength training routines, rep tracking, time tracking, and progress tracking. It features exclusive strength programs and workouts only available on Peloton Guide.

•Peloton Row - Peloton Row combines the innovative software, premium hardware design, and exclusive Peloton content to deliver a unique low-impact, full-body cardio, and strength workout. Peloton Row employs proprietary form assistance and form guidance technology for rowers and also features personalized pace target technology.

Financing options are available for most Peloton products. In the United States and Canada, we also provide the opportunity via the Peloton Rental program to rent Peloton Bikes and access fitness content for one monthly fee.

Peloton content is accessed via a Membership, and we have created a number of ways – including a free option – for consumers to engage with Peloton’s fitness experience. Monthly membership options include:

•All-Access Membership: Includes App+ Membership and content exclusively for Peloton equipment.

•Peloton App Membership: Access to the Peloton App is available with an All Access or Guide Membership for Members who have Connected Fitness Products or through a standalone App Membership with multiple Membership tiers:
◦Peloton App+: Designed for the user who wants unlimited access to Peloton’s entire library other than Lanebreak and Scenic classes. This tier includes all of App One’s offerings and unlocks access to thousands of equipment-based cardio classes to take on any indoor bike, treadmill, or rower. This tier also offers exclusive access to classes, featuring specialty content.
◦Peloton App One: Designed for the Member who wants unlimited access to thousands of classes across 9 of Peloton’s 16 modalities, including Strength, Meditation, Outdoor Walking, Yoga, and more, as well as all the classes included in the free tier. App One Members can also take up to three, equipment-based cardio classes per month (Cycling/Tread/Row). New, on-demand, and live classes are offered almost daily, as well as access to Peloton’s Challenges, Programs, and Collections.
◦Peloton App Free: Designed to supplement a user’s current workout routine and to serve as a gateway to all Peloton has to offer a new user. The free tier provides more than 50 classes curated across 12 of Peloton’s modalities, enabling the user to pair workouts to meet their individual interests, even as their goals change over time. This tier includes a rotating set of featured classes that are refreshed on an ongoing basis.

•Guide Membership: Includes App+ Membership and content exclusively for Guide.

Our Integrated Fitness Platform
Technology
Our content delivery and interactive software platform are critical to our Member experience. We invest substantial resources in research and development to enhance our platform, develop new products and features, and improve the speed, scalability, and security of our platform infrastructure. Our research and development organization consists of engineering, product, and design teams. We constantly improve our Connected Fitness Products, as well as the Peloton App, through frequent software updates, iteration of feature enhancements, and innovations such as Peloton Lanebreak, our first game-inspired fitness experience. Additionally, Peloton continues to invest in AI/ML and Computer Vision technology to power proprietary personalization and discovery models across all of our software platforms and unique fitness features like Guide Rep Counting.

Content
We create engaging, original fitness and wellness content in an authentic, live environment that is immersive and motivating while also creating a sense of community. We have developed a diverse content library with tens-of-thousands of classes. Exclusively produced at our production studios in New York City and London, featuring our 57 instructors, across 16 fitness and wellness modalities including Strength, Yoga, Meditation, Cardio, Stretching, Cycling, Outdoor, Running, Walking, Tread Bootcamp, Bike Bootcamp, Boxing, Pilates, Barre, Rowing, and Row Bootcamp, our content breadth and depth is vast. We have Scenic Content that includes instructor-guided classes, as well as non-guided time and distance-based options, all shot in beautiful destinations. We also have a game-inspired workout experience with our Lanebreak feature, allowing Members to experience an animated workout as an alternative to instructor-led programming. Our Peloton Studios in New York City and London provide an in-person Peloton content experience. Regular studio member classes and events are held in these spaces combining a high-energy live production environment with fitness classes in seven active production studios.

We currently produce our content in three languages: English, German, and Spanish. As we expand into other non-English-speaking countries, we intend to produce classes in local languages from our existing studios and use subtitling for English-speaking users, continually expanding our content library while also being culturally relevant in the markets where we are serving Members.

We have developed a proprietary music platform that allows our instructors to integrate curated playlists into our programming in a way that we believe aligns with our Members’ musical tastes. We work with music providers to ensure that our curated music is as diverse and dynamic as the Members we serve, delivering an exceptional workout experience created by instructors and music supervisors on our production team.

Peloton has become noteworthy as a brand providing the opportunity for our Members to engage in a new way with the fitness modalities they love. We believe we have also taken a leading position in the fitness and wellness category by developing musical content partnership campaigns that feature some of the most recognizable global talent in the industry. This includes working with music providers on the development of our signature Artist Series which celebrate the legacy and catalog of some of the most prominent names in the music business. We also collaborate closely with artist teams to premiere new music exclusives available only on Peloton, and to arrange for guest appearances in our classes.

Sales and Marketing
We sell our products directly to customers through a multi-channel sales platform and via third parties. We also sell Peloton Bikes to business-to-business (“B2B”) customers and provide the opportunity for employers, insurers and other enterprise partners to offer their employees and members subsidized access to Peloton App subscriptions. Our sales associates use customer relationship management tools to deliver an elevated, personalized, and educational purchase experience, regardless of channel of capture and conversion.

•E-Commerce and Inside Sales: Our desktop and mobile websites provide an elevated brand experience where visitors can learn about our products and services and access product reviews. Our Inside Sales team engages with customers by phone, email, and online chat on our websites, and offers one-on-one sales consultations seven days a week.

•Retail Stores: Our stores allow customers to experience and try our products. We provide interactive product demonstrations and many of our stores have private areas where customers can take a “test class” on our Bike, Bike+, Tread, and Row products. We frequently host Peloton community events in our stores, which help deepen brand engagement and customer loyalty.

•Third Party Retailers: Our products are also available to purchase from a number of third party retailers, including Amazon, Dick’s Sporting Goods, and John Lewis.

•Peloton for Business: Peloton For Business is a unified portfolio of B2B well-being solutions for enterprise clients, offered across seven key verticals: Hospitality, Corporate Wellness, Multi-Family Residential, Education, Healthcare, Gyms and Community Wellness. The full-service offering includes a range of equipment and content-based solutions, delivering on Peloton's commitment to empower anyone, anywhere, anytime.

To market our products, we use a combination of brand and product specific performance marketing to build brand awareness, generate sales of our Connected Fitness Products and drive App subscriptions. In addition, in May 2023, we relaunched the Peloton Brand, for anyone, anywhere, with a new brand identity and campaign and new content features. Following the brand relaunch, we continue to diversify and maximize our marketing channel mix.

Manufacturing and Logistics
In July 2022, we announced a shift from in-house manufacturing to utilizing third-party manufacturing partners for 100% of our products. The components used in our products are procured on our behalf using our designs by our contract manufacturers, according to our required design specifications and high standards, from a variety of suppliers. In order to account for technology evolution and market fluctuations, we regularly review our relationships with our existing contract manufacturers and the components suppliers that they contract with, while evaluating prospective new partnerships. We use a combination of leased and operated as well as contracted third-party logistics providers (“3PLs”) in our logistics and service network which includes middle mile and last mile operations centers in the United States, Canada, Germany, the United Kingdom, and Australia.

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

As of June 30, 2023, we held 170 U.S. issued patents and had 83 U.S. patent applications pending. We also held 393 issued patents in foreign jurisdictions and 146 patent applications pending in foreign jurisdictions. Our U.S. issued patents expire between September 15, 2023 and October 14, 2040 As of June 30, 2023, we held 52 registered trademarks in the United States, including the Peloton mark and our “P” logo and also held 844 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to file additional patent applications with respect to our technology.

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

The areas in which we compete include:

•Consumers and Engagement. We compete for consumers to join our platform through Connected Fitness Subscriptions or Peloton App subscriptions, and we seek to engage and retain them through an integrated experience that combines content, hardware, software, service, and community.
•Product and App Offering. We compete with producers of fitness products, services and apps and work to ensure that our platform maintains the most innovative technology and user-friendly features.
•Talent. We compete for talent in every vertical across our company including technology, media, fitness, design, supply chain, logistics, content, marketing, finance, strategy, legal, and retail. As our platform is highly dependent on technology, hardware, and software, we require a significant base of engineers to continue innovating.

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

Government Regulation
We are subject to many varying laws and regulations in the United States, the United Kingdom, the European Union and throughout the world, including those related to privacy, data protection, content regulation, intellectual property, consumer protection, e-commerce, marketing, advertising, messaging, rights of publicity, health and safety, environmental, social, and governance factors, employment and labor, product quality and safety, accessibility, competition, customs and international trade, and taxation. These laws often require companies to implement specific information security controls to protect certain types of information, such as personal data, “special categories of personal data” or health data. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations. In addition, it is possible that certain governments may seek to block or limit our products and services or otherwise impose other restrictions that may affect the accessibility or usability of any or all of our products and services for an extended period of time or indefinitely.

Seasonality
Historically, we have experienced higher Connected Fitness Products sales in the second and third quarters of the fiscal year compared to other quarters, due in large part to seasonal holiday demand, New Year’s resolutions, and cold weather. We also have historically incurred higher sales and marketing expenses during these periods. For example, in fiscal year 2023, our second and third quarters combined represented 62% of Connected Fitness Products revenue and 55% of our Total revenue.

Human Capital
Our Culture

We’re fostering an environment that attracts extraordinary talent, helps every individual become their best self, and unlocks each person’s greatest potential, shaped by the following fundamental values:
•Put Members First
•Operate with a Bias for Action
•Empower Teams of Smart Creatives
•Together We Go Far
•Be the Best Place to Work

We live these values through our approach to human capital management, summarized below.

Employees

As of June 30, 2023, we employed 2,765 individuals in the United States across our New York City headquarters, retail stores, and field operations warehouses, with 2,678 being full-time employees. Internationally, we employed 819 individuals primarily across corporate, retail stores, and warehouse functions. We also hire additional seasonal employees, primarily in our showrooms, during the holiday season.

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

Diversity, Equity, and Inclusion

We cultivate a culture of inclusion by creating physiologically, emotionally, physically, and psychologically safe spaces so all team members feel valued, heard, and secure.

We’re proud that one of our core aspirations is to become an anti-racist organization, and in 2020, we created and committed to the Peloton Pledge, our multi-pronged, multi-faceted action plan to combat systemic racial inequities and amplify change both in our company and our community. We are pushing ourselves from the inside out and partnering with community-based organizations to deliver meaningful and measurable impact.

Through the Peloton Pledge we are investing across five pillars:
•Pay Equity - We continue to offer competitive rates for our hourly workforce and equally competitive rates for equivalent roles in all markets. We’re also committed to maintaining pay equity for our team and continue to conduct an annual global pay equity study;
•Learning and Development - We offer content that supports internal mobility, individual growth, and ongoing skills development, and training around diversity, equity, and inclusion (DEI) topics;
•Community Investments - We partner with leading action-oriented organizations addressing systemic racism through partnerships that drive real, sustainable transformation;

•Democratizing fitness - We continuously evaluate progress and apply learnings to do our part to democratize access to fitness and cultivate a diverse and inclusive Member community;
•Long-Term DEI Strategy - We invest in various programs to support long-term DEI, as further described below.

The Peloton Pledge has sharpened our focus on delivering value-add, business-wide DEI programming. In our ongoing push for shared learning, we continue to create psychologically safe spaces for our team members to learn and grow together. For example, we have introduced specific learning programs for managers, such as Activating Allyship, to support our ambition to be an anti-racist organization. We continue to offer support, engagement, and development opportunities to our team members through our Employee Resource Groups (“ERGs”) and Inclusion Forums, fostering a diverse and inclusive workplace and providing space to grow our team member ally population.

Through the delivery of our DEI strategy, we’re increasing cross-business, multi-market collaboration that energizes our team members and leaders to innovate, leverage diversity of thought, and create responsive and culturally relevant programming to drive the system and behavioral changes required to be a truly, globally inclusive business.

Our commitments to diversity, equity, and inclusion extend to our compensation practices to ensure our team members are paid fairly based on the work they perform. We annually partner with a third-party firm to review team members’ pay. We aim to act on any pay gaps we find through this analysis to support our commitment to achieve true pay equity across Peloton and to ensure we’re a globally inclusive business. Our pay equity study is in addition to any market-specific obligations we have to undertake pay gap analyses, such as our Gender Pay Gap Study in the United Kingdom.

Team Member Safety

We prioritize the health and welfare of our team members, our Members, and the impact our operations have on the environment. The core elements of our team member health and safety program include site risk analysis, incident management, documented processes and standards, environmental programs, training, and occupational health programs, and we are continually striving to improve these processes. Concerns about the health and safety of our team members, or the health and safety of individuals working on behalf of Peloton suppliers or business partners, are reportable through our Ethics Hotline or online Ethics Portal, which is maintained through an independent third-party platform and monitored by our Safety, Ethics, and Compliance Team.

Training, Development, and Engagement

At Peloton, we have a dedicated global Talent Development Team that develops and delivers company-wide learning experiences across all functions. These include, but are not limited to, programs focusing on Peloton’s approach to leadership, coaching and team member connectivity, functional and role specific training, and internal hiring and mobility to support professional growth.

We are committed to cultivating an equitable and inclusive culture that enables people to thrive in the best career experiences of their lives by engaging with, and listening to, our team members. We maintain ongoing connection with our team members through our company intranet, “Pelonet,” regular all-hands meetings and business performance reviews, team town halls, and company-wide engagement surveys during the year.

Our Patent Incentive Program provides rewards and recognition to qualifying team members whose inventions are included in a patent application submitted by Peloton.

Competitive Compensation and Work/Life Harmony

Our compensation program is structured around our overarching philosophy of rewarding demonstrable performance and aligning team members with our goals and strategy. Consistent with this approach, we provide market competitive compensation and benefits that will attract, motivate, reward, and retain a highly talented team. We take a comprehensive view of the tools and programs we use to attract, reward, and retain top talent. Our workforce is diverse – so our benefits must be, too.

At Peloton, we encourage our team members to foster kindness, support, empathy, respect, compassion, and a sense of community in all interactions every day. To help us reach our goal of maintaining healthy work/life harmony, we have instituted a number of supportive practices.

Corporate Information
Our website address is www.onepeloton.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K. Investors should not rely on any such information in deciding whether to purchase our Class A common stock.

Peloton, the Peloton logo, Peloton Bike, Peloton Bike+, Peloton Tread, Peloton Tread+, Peloton Guide, Peloton Row, Peloton Gym, Peloton App, and other registered or common law trade names, trademarks, or service marks of Peloton appearing in this Annual Report on Form 10-K are the property of Peloton. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, our trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the

® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and tradenames.

Available Information
Our reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our Investor Relations website at https://investor.onepeloton.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other companies that file materials with the SEC electronically. We use our Investor Relations website (https://investor.onepeloton.com/investor-relations) as well as our Twitter feed (@onepeloton) and Press Newsroom (https://www.onepeloton.com/press) as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website, Twitter feed and Press Newsroom in addition to following our press releases, SEC filings, and public conference calls and webcasts.

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

We have incurred operating losses each year since our inception in 2012 and may continue to incur net losses in the future. We expect that our operating expenses may increase in the future as we optimize and grow our business, including via our sales and marketing efforts, continuing to invest in research and development, adding content and software features to our platform, expanding into new geographies, expanding the reach and use of the Peloton App, and developing new products and features. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow down, or our revenue may decline for a number of other reasons, including reduced demand for our products and services, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on strategic opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.

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
•unsatisfactory experiences with the delivery, installation, or servicing of our Connected Fitness Products, including due to delivery costs or prolonged delivery timelines and limitations on in-home installation, return, and warranty servicing processes;
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
•changes in consumer preferences regarding home fitness, whether as a result of the COVID-19 pandemic or otherwise; and
•interruptions in our ability to sell or deliver our Connected Fitness Products or to create content and services for our Members.

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

We have in recent periods experienced, and may continue to experience, a decrease in consumer demand. Furthermore, inventory levels in excess of consumer demand have resulted, and may continue to result, in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand. Further, lower than forecasted demand has resulted, and could continue to result in excess manufacturing capacity or reduced manufacturing efficiencies, which could result in lower margins. In periods when we experience a decrease in demand for our products and an increase in inventory, we may be unable to renegotiate our agreements with existing suppliers or partners on mutually acceptable terms and may be prevented from fully utilizing firm purchase commitments. Although in certain instances our agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs, our loss contingencies may include liabilities for contracts that we cannot cancel, reschedule or adjust with suppliers or partners. In addition, we may deem it necessary or advisable to renegotiate agreements with our supply partners in order to scale our inventory with demand. Disputes with our supply partners regarding our agreements have, in certain instances, resulted, and may in the future result in, litigation, which could result in adverse judgments, settlements or other litigation-related costs as well as disruption to our supply chain and require management’s attention. Further, we are required to evaluate goodwill impairment on an annual basis and between annual evaluations in certain circumstances, and future goodwill impairment evaluations may result in a charge to earnings. See “— We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.”

We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.

In February 2022, we announced a restructuring plan to, among other things, reduce certain fixed costs in our business, and we continue to take actions intended to address the short-term health of our business as well as our long-term objectives based on our current estimates, assumptions and forecasts. These measures are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts. As such, the actions we are taking under the restructuring plan and that we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. Implementation of the restructuring plan and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. Additionally, certain aspects of the restructuring plan, such as severance costs in connection with reducing our headcount, could negatively impact our cash flows. In addition, our initiatives have resulted, and could in the future result in, personnel attrition beyond our planned reduction in headcount or reduced employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or any of our strategic initiatives, including our restructuring plan, could result in reputation harm and could diminish confidence in, and the use of, our products and services. See “— Our success depends on our ability to maintain the value and reputation of the Peloton brand.” The restructuring plan has required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business. See Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Fourth Quarter Fiscal 2023 Update and Recent Developments—Restructuring Plan.”

The Company has evolved rapidly in recent years and continues to establish its operating experience at the appropriate scale. If we are unable to manage our longer-term growth, intervening changes and costs, or implement restructuring initiatives effectively, our brand, company culture, and financial performance may suffer.

As we evolve over time, our business can take different forms. During periods of growth, we have had to manage costs while making investments such as expanding our sales and marketing, focusing on innovative product and content development, upgrading our management information systems and other processes, and obtaining more space, and in future periods of growth, we expect to have to similarly manage our costs while investing in the expansion of our business. Growth and recent restructuring initiatives strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, managing and retaining a diffuse employee base. Failure to preserve our company culture could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. Moreover, the integrated nature of aspects of our business, where we design our own Connected Fitness Products, develop our own software, produce original fitness and wellness programming, and sell some of our products through our own sales teams and e-commerce site, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business over time. We have recently experienced lower demand for our Connected Fitness Products and services, which resulted in a shift in our strategic focus, including through the restructuring initiatives we announced in February 2022 and the additional ongoing actions we have taken to optimize our business. As we continue to develop our infrastructure, and particularly in light of the reductions in headcount that began as a part of our February 2022 restructuring initiatives, we may find it difficult to maintain valuable aspects of our culture. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our long-term growth while managing costs, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed.

We have made changes to our targeted retail store strategy, including reducing the number of retail store locations. We have placed more of an emphasis on third-party retail distribution, including in connection with our reduction of our North American retail store presence announced in August 2022, as part of our restructuring plan. We may continue to close retail stores for strategic reasons or may wish to exit certain retail locations but be limited in timing and cost to exit under the lease terms. Moreover, certain occurrences outside of our control may result in the closure of our retail stores. Many of our retail stores are leased pursuant to multi-year leases, and our ability to sublease to a suitable subtenant, or negotiate favorable terms to exit a lease early or for a lease renewal option, may depend on factors that are not within our control. We may not be able to realize the cost savings and benefits initially anticipated as a result of the restructuring initiatives that we announced in February 2022 or the additional ongoing initiatives to optimize our business and the anticipated costs of these initiatives may be greater than expected. See “—We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business” and see Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Fourth Quarter Fiscal 2023 Update and Recent Developments—Restructuring Plan.”

Our growth strategy has at times contemplated, and may in the future contemplate, increases in our advertising and other marketing spending, including relating to the May 2023 branding and App relaunch. We may also open additional production studios as we expand, which will require significant additional investment. The successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.

Because we have a limited history of operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the market in which we sell our products and services, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our future growth and evolution of the company effectively could have an adverse effect on our business, financial condition, and operating results.

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

Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address them will partially depend upon our continued ability to develop and introduce innovative, high-quality offerings to market in a way that adequately meets demand. For example, we have, and continue to look at ways to broaden our sales channels, including through distribution to third-party retailers, rethinking the value proposition of our Peloton App, and offering a rental program in select markets where Subscribers can rent Peloton Bikes and access fitness content for one monthly fee (Peloton Rental). Development of new or enhanced products and services may require significant time and financial investment, which could result in increased costs and a reduction in our profit margins. For example, we have historically incurred higher levels of sales and marketing expenses accompanying each product and service introduction, including relating to the May 2023 branding and App relaunch. Moreover, while we experienced a significant increase in our Subscriber base at the onset of the COVID-19 pandemic, the rate of the increase has since slowed down and, over the longer term, it remains uncertain how the post-COVID-19 pandemic environment will impact consumer demand for our products and services and consumer preferences generally. See “— A resurgence of the COVID-19 pandemic could have an adverse effect on our business, and it remains uncertain how the post-COVID-19 pandemic environment and any resurgence of the COVID-19 pandemic will impact consumer demand for our products and services and consumer preferences generally.”

Moreover, we must successfully manage introductions of new or enhanced products and services, as such introductions could adversely impact the sales of our existing products and services. For instance, we may experience higher Subscriber churn as a result of our May 2023 App relaunch, which included the introduction of new membership tiers. Consumers may also choose to forgo purchasing existing products or services in advance of new or anticipated product and service launches, and we may experience higher returns from users of existing products. As we introduce new or enhanced products and services, we may face additional challenges managing a more complex supply chain and manufacturing process, including the time and cost associated with onboarding and overseeing additional suppliers, contract manufacturers, logistics providers, and third-party retailers. We may also face challenges managing the inventory of new or existing products, which could lead to excess inventory and discounting of such products. In addition, new or enhanced products or services may have varying selling prices and costs compared to legacy products and services, which could negatively impact our brand, gross margins and operating results.

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

Any historical revenue growth should not be considered indicative of our future performance. In particular, we have experienced periods of high revenue growth since we began selling our Bike, however, our revenue growth has slowed as our business matured and may not resume to prior levels. Additionally, we experienced a significant increase in our Subscriber base at the onset of the COVID-19 pandemic, which slowed down as consumers were able to resume activity outside the home, and, it remains uncertain how the impacts of the post-COVID-19 pandemic environment and other market constraints, including macro- and micro-economic factors such as inflation, rising interest rates, foreign currency exchange rate fluctuations, and increased debt and equity market volatility, will impact consumer demand for our products and services over the long term. Estimates of future revenue growth are subject to many risks and uncertainties, and our future revenue may differ materially from our projections. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including market acceptance of our products and services, attracting and retaining Subscribers, and increasing competition and expenses as we expand our business. We cannot be sure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these risks successfully. In addition, we may not achieve sufficient revenue to attain or maintain positive cash flows from operations or profitability in any given period, or at all.

Our success depends on our ability to maintain the value and reputation of the Peloton brand.

We believe that our brand is important to attracting and retaining Members. Maintaining, protecting, and enhancing our brand depends on the success of a variety of factors, such as: our marketing efforts; our ability to provide consistent, high-quality products, services, features, content, and support, our ability to successfully secure, maintain, and enforce our rights to use the “Peloton” mark, our “P” logo, and other trademarks important to our brand; our ability to successfully respond to a negative event that impacts our brand; and our ability to meet shareholder and Member expectations. We believe that the importance of our brand will increase as competition further intensifies and brand promotion activities may require substantial expenditures. Our brand could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity. Unfavorable publicity about us, our strategic initiatives, such as our restructuring plan or our products, services, technology, customer service, content, personnel, and suppliers could diminish confidence in, and the use of, our products and services. For example, product recalls, including the May 2021 voluntary Tread+ recall and May 2023 voluntary original Bike seat post recall, each conducted in collaboration with the CPSC, involved reports of injuries associated with our products. As discussed further in “Risks Related to Our Connected Fitness Products and Members” and “Risks Related to Laws, Regulation, and Legal Proceedings,” the legal proceedings in which we have been named, the regulators’ investigations, and any other claims or proceedings involving us or our products, actions we take to address these matters, and any further publicity regarding any of the foregoing could harm our brand. Such negative publicity could also have an adverse effect on the size, engagement and loyalty of our Member base and result in decreased revenue, which could have an adverse effect on our business, financial condition, and operating results. See “— Stockholder activism could disrupt our business, cause us to incur significant expenses, hinder execution of our business strategy, and impact our stock price.”

Any major disruption or failure of our information technology systems or websites, or our failure to successfully implement upgrades and new technology effectively, could adversely affect our business and operations.

We rely on the Internet, as well as digital infrastructure, computing networks and systems, hardware and software to support our internal and Member-facing operations (collectively, "information technology systems” or “systems”). Certain of our information technology systems are designed and maintained by us while others are designed, maintained and/or operated by third parties. These systems are critical for the efficient functioning of our business, including the manufacture and distribution of our Connected Fitness Products, online sales of our Connected Fitness Products, and the ability of our Members to access content on our platform. Our growth over the past several years has, in certain instances, strained these systems. As we grow, we continue to implement modifications and upgrades to our systems, and these activities subject us to inherent costs and risks associated with replacing and upgrading these systems, including, but not limited to, impairment of our ability to fulfill customer orders and other disruptions in our business operations. Further, our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. If we fail to successfully implement modifications and upgrades or expand the functionality of our information technology systems, we could experience increased costs associated with diminished productivity and operating inefficiencies related to the flow of goods through our supply chain.

In addition, any unexpected technological interruptions to our systems or websites would disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, sell our Connected Fitness Products online, provide services to our Members, and otherwise adequately serve our Members. The operation of our direct-to-consumer e-commerce business through our website depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Any system interruptions or delays could prevent potential customers from purchasing our Connected Fitness Products.

Moreover, the ability of our Members to access the content on our platform could be diminished by a number of factors, including Members’ inability to access the internet, the failure of our network or software systems, cyber-attacks and security breaches, or variability in Member traffic for our platform. Platform failures would be most impactful if they occurred during peak platform use periods, which generally occur before and after standard work hours. During these peak periods, there are a significant number of Members concurrently accessing our platform and if we are unable to provide uninterrupted access, our Members’ perception of our platform’s reliability and enjoyment of our products and services may be damaged, our revenue could be reduced, our reputation could be harmed, and we may be required to issue credits or refunds, or risk losing Members.

In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner, which could have a material adverse effect on our business, financial condition, and operating results.

We rely on a limited number of suppliers, contract manufacturers, and logistics partners for our Connected Fitness Products. A loss of any of these partners or an interruption or inability of these partners to satisfy our demand needs could negatively affect our business.

We are solely reliant on contract manufacturers for all of our manufacturing needs. In some cases, we rely on only a single supplier for some of our products and components. In the event of interruption from any of our contract manufacturers or suppliers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and delays, since we do not currently have qualified alternative or replacement contract manufacturers beyond these key partners. Furthermore, a large number of our contract manufacturers’ primary facilities are located in Taiwan and China. Thus, our business could be adversely affected if one or more of our suppliers is impacted by escalating tensions, hostilities, or trade disputes in the region, a natural disaster, an epidemic such as the COVID-19 pandemic, or other interruption at a particular location. Such interruptions may be due to, among other things, temporary closures of the facilities of our contract manufacturers and other vendors in our supply chain; restrictions on or delays surrounding travel or the import/export of goods and services from certain ports that we use; and local quarantines or other public safety measures. Additionally, we may further increase our reliance on third-party suppliers, manufacturers and other logistics partners. For example, in August 2022, we announced that we are exiting our North American last mile locations and shifting our reliance entirely to third-party logistics providers. One of our primary last mile partners currently relies on a network of independent contractors to perform last mile services for us in many markets. If any of these independent contractors, or the last mile partner as a whole, do not perform their obligations or meet the expectations of us or our Members, our brand, reputation and business could suffer.

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
•reliance on our partners to adhere to our supplier code of conduct;
•difficulties in establishing additional supplier, manufacturer, or logistics partner relationships if we experience difficulties with our existing suppliers, manufacturers, or logistics partners;
•shortages of materials or components;
•misappropriation of our intellectual property;
•exposure to natural catastrophes, including climate-related risks and extreme weather events, epidemics such as the COVID-19 pandemic, political unrest, including escalating tensions, hostilities, or trade disputes between Taiwan and China, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries, in which our Connected Fitness Products are manufactured or the components thereof are sourced;
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

Our Connected Fitness Products are sold in highly competitive markets with limited barriers to entry. Changes to our price structure, including with respect to delivery and installation pricing, product mix, the introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending, or other factors (including factors disclosed herein) could result in a decline in our revenue derived from our Connected Fitness Products, which may have an adverse effect on our business, financial condition, and operating results. In addition, in May 2023, in collaboration with the CPSC, we announced a voluntary recall of the original Peloton model Bikes (not Bike+) seat posts sold in the U.S. from January 2018 to May 2023 and we are offering Members a free replacement seat post as the approved repair. This recall may result in negative public perception of our products and may have a material adverse effect on the sales of our Connected Fitness Products. Because we derive a significant majority of our revenue from the sales of our Bike and Bike+, any material decline in sales of our Bike would have a pronounced impact on our future revenue and operating results. See “ — Our products and services may be affected from time to time by design and manufacturing defects or product safety issues, real or perceived, that could adversely affect our business and result in harm to our reputation.”

We operate in a highly competitive market, and we may be unable to compete successfully against existing and future competitors.

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

Our competitors, some of whom are much larger companies with greater resources, may develop, or have already developed, products, features, content, apps, services, or technologies that are similar to ours or that achieve greater acceptance, may undertake more successful product development efforts, be more efficient at meeting consumer demand, create more compelling employment opportunities, or marketing campaigns, or may adopt more aggressive pricing policies. Our competitors may develop or acquire, or have already developed or acquired, intellectual property rights that significantly limit or prevent our ability to compete effectively in the public marketplace. In addition, our competitors may have significantly greater resources than us, allowing them to identify and capitalize more efficiently upon opportunities in new markets and consumer preferences and trends, quickly transition and adapt their products and services, devote greater resources to marketing and advertising or music licensing rights, or be better positioned to withstand substantial price competition. Due to the highly volatile and competitive nature of the industry in which we compete, we may face pressure to continually introduce new products, services and technologies, enhance existing products and services, effectively stimulate customer demand for new and upgraded products and services, and successfully manage the transition to these new and upgraded products and services. If we are not able to compete effectively against our competitors, they may acquire, engage and retain customers or generate revenue at the expense of our efforts, which could have an adverse effect on our business, financial condition, and operating results.

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

The process of obtaining licenses involves identifying and negotiating with many rights holders, some of whom are unknown, or difficult to identify, or for whom we may have conflicting ownership information, and this can generate a myriad of complex and evolving legal issues across many jurisdictions, including open questions of law as to when and whether particular licenses are needed. At times, while we may hold the applicable license for certain music in North America, it may be difficult to obtain the license for the same music from the applicable rights holders outside of North America. In addition, our music licenses may not contemplate some of the features and content that we may wish to add to our service, or new service offerings or revenue models that we may wish to launch. Rights holders also may attempt to take advantage of their market power to seek onerous financial terms from us. Our relationship with certain rights holders may deteriorate. We may elect not to renew certain agreements with rights holders for any number of reasons, or we may decide to explore different licensing schemes or economic structures with certain or all rights holders. Artists and/or songwriters or their agents may object and may exert public or private pressure on rights holders to discontinue or to modify license terms, or we may elect to discontinue use of an artist or songwriter’s catalog based on a number of factors, including actual or perceived reputational damage. Additionally, there is a risk that aspiring rights holders, their agents, or legislative or regulatory bodies will create or attempt to create new rights that could require us to enter into new license agreements with, and pay royalties to, newly defined groups of rights holders, some of which may be difficult or impossible to identify.

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

In other parts of the world, including in Canada and Europe, we obtain licenses for musical compositions through local collecting societies representing songwriters and publishers, and from certain publishers directly, or a combination thereof. Given the licensing landscape in certain territories, we cannot guarantee that our licenses with collecting societies and our direct licenses with publishers provide full coverage for all of the musical compositions we use in our service in the countries in which we operate, or that we may enter in the future. Publishers, songwriters, and other rights holders who choose not to be represented by major or independent publishing companies or collecting societies have, and could in the future, adversely impact our ability to secure licensing arrangements in connection with musical compositions that such rights holders own or control and could increase the risk of liability for copyright infringement.

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

These challenges, and others concerning the licensing of music on our platform, may subject us to significant liability for copyright infringement, breach of contract, or other claims. For additional information, see Note 13– Commitments and Contingencies in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

Increases in component costs, long lead times, supply shortages, customs detentions and supply changes could disrupt our supply chain and have an adverse effect on our business, financial condition, and operating results.

Accurately forecasting and meeting customer demand partially depends on our ability to obtain timely and adequate delivery of components for our Connected Fitness Products. All of the components that go into the manufacturing of our Connected Fitness Products are sourced from a limited number of third-party suppliers, and some of these components are provided by a single supplier. Our contract manufacturers generally purchase these components on our behalf, subject to certain approved supplier lists, and we do not have long-term arrangements with most of our component suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our Connected Fitness Products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in design, quantities, and delivery schedules. Our ability to meet temporary unforeseen increases or decreases in demand has been, and may in the future be, impacted by our reliance on the availability of components from these sub-suppliers. We may in the future experience component shortages, and the predictability of the availability of these components may be limited. In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources in a timely manner. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly, and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled Connected Fitness Product deliveries to our customers. Conversely, in periods when we experience a decrease in demand for our products and an increase in inventory, we may be unable to renegotiate our agreements or purchase commitments with existing suppliers or partners on mutually acceptable terms, which could result in inventory write-offs, storage costs for excess inventory, or litigation. See “— Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.”

Moreover, volatile economic conditions have made it and may continue to make it more likely that our suppliers and logistics providers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. In addition, international supply chains have been and may continue to be impacted by events outside of our control and limit our ability to procure timely delivery of supplies or finished goods and services. Since the beginning of 2018, importing and exporting has involved more risk, as there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. Several of the components that go into the manufacturing of our Connected Fitness Products are sourced internationally, including from China, from where imports on specified products are subject to tariffs by the United States following the U.S. Trade Representative Section 301 Investigation. These issues appear to have been and could be further exacerbated by any resurgence of the COVID-19 pandemic as well as other global supply chain issues. We have seen, and may continue to see, increased congestion and/or new import/export restrictions implemented at ports that we rely on for our business. In many cases, we have had to secure alternative transportation, such as air freight, or use alternative routes, at increased costs to run our supply chain. These tariffs and other supply chain issues have an impact on our component costs and have the potential to have an even greater impact depending on the outcome of the current trade negotiations, which have been protracted and recently resulted in increases in U.S. tariff rates on specified products from China. Increases in our component costs could have a material effect on our gross margins. The loss of a significant supplier, an increase in component costs, or delays or disruptions in the delivery of components, could adversely impact our ability to generate future revenue and earnings and have an adverse effect on our business, financial condition, and operating results.

Our business could be adversely affected from an accident, safety incident, or workforce disruption.

Our operations could expose us to significant personal injury claims that could subject us to substantial liability. Any failure to timely adapt to changing norms and requirements around maintaining a safe workplace could result in employee illnesses, accidents or safety incidents, or may result in team discontent if we fail, or if it is perceived that we are failing, to protect the health and safety of our employees. Our liability insurance may not be adequate to cover fully all claims, and we may be forced to bear substantial losses from an accident or safety incident resulting from our operations. Additionally, if our employees decide to join or form a labor union, we may become party to a collective bargaining agreement, which could result in higher employee costs and increased risk of work stoppages. It is also possible that a union seeking to organize one subset of our employee population could also mount a corporate campaign, resulting in negative publicity and reputational harm or other impacts that require attention by our management team and our employees. Negative publicity, work stoppages, or strikes by unions could have an adverse effect on our business, prospects, financial condition, and operating results.

Our business has historically been, and may continue to be, affected by seasonality.

Our business has historically been influenced by seasonal trends common to traditional retail selling periods, where we generated a disproportionate amount of sales activity related to our Connected Fitness Products during the period from November through February due in large part to seasonal holiday demand, New Year’s resolutions, and cold weather. The COVID-19 pandemic previously affected these trends, but as the COVID-19 pandemic has receded, we have experienced a return to pre-pandemic seasonal trends. During periods of higher sales during the period from November through February, our working capital needs may be typically greater during the second and third quarters of the fiscal year. As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance. See “— Our quarterly operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.” Seasonality in our business can also be affected by introductions of new or enhanced products and services, including the costs associated with such introductions, as well as external factors beyond our control.

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
•the introduction of the previously announced rear guard to enhance the safety of our Tread+ product, which we announced in collaboration with the CPSC;
•delays or disruptions in our supply chain;
•errors in our forecasting of the demand for our products and services, which could lead to lower revenue or increased costs, or both;
•increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•short-term expenditures and initiatives we may undertake in furtherance of long-term cost savings, including our restructuring plan announced in February 2022 and related continuing actions;
•our reliance on third-party last mile delivery and maintenance services for our Connected Fitness Products;
•successful expansion into international markets;
•seasonal fluctuations in subscriptions and usage of Connected Fitness Products by our Members, each of which may change as our products and services evolve or as our business grows;
•diversification and growth of our revenue sources;
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
•changes in our effective tax rate, including as a result of potential changes in tax laws proposed by the Biden administration;
•changes in accounting standards, policies, guidance, interpretations, or principles; and
•changes in business or macroeconomic conditions, including global supply chain issues, lower consumer confidence, inflation, foreign currency exchange rate fluctuations, rising interest rates, recessionary conditions, political instability, volatility in the credit markets, market conditions in our industry, increased unemployment rates, or stagnant or declining wages.

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

We are passionate about continually enhancing the Peloton experience with a focus on driving long-term Member engagement through innovation, immersive content, technologically advanced Connected Fitness Products, multiple tiers of the Peloton App, and community support, which may not necessarily maximize short-term financial results. While we have recently announced our intention to stabilize our cash flows, we frequently make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve the Peloton experience, which we believe will improve our financial results over the long term. For example, in February 2022, we committed to a restructuring plan, which has resulted in charges and which we anticipate will require additional charges in the future. See Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Fourth Quarter Fiscal 2023 Update and Recent Developments—Restructuring Plan.” These decisions may not be consistent with the expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our membership growth and Member engagement, and our business, financial condition, and operating results could be harmed.

Our acquisition of Precor presents risks, and we may not realize our anticipated strategic and financial goals from the acquisition.

Risks we may face in connection with our acquisition of Precor include:

•We may not realize the benefits we expect to receive from the transaction, such as anticipated synergies;
•We may have difficulties managing Precor’s technologies and lines of business or retaining key personnel from Precor;
•The acquisition may not further our business strategy as we expected, there could be unanticipated adverse impacts on Precor’s business, or we may otherwise not realize the expected return on our investments, which could adversely affect our business or operating results;
•The acquisition may cause, and additional factors relating to the shift in our strategic focus and to our restructuring initiatives have caused and may continue to cause, impairments to assets that we record as a part of an acquisition, including intangible assets and goodwill;
•Our operating results or financial condition may be adversely impacted by (i) claims or liabilities related to Precor’s business, including, among others, claims from government agencies, terminated employees, current or former customers, consumers or business partners, or other third parties; (ii) pre-existing contractual relationships or lines of business of Precor that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (iii) unfavorable accounting treatment as a result of Precor’s practices; and (iv) intellectual property claims or disputes;
•Precor operates in segments of the commercial market that we have less experience with, including traditional gyms, multifamily residences, hotels and college and corporate campuses, and expansion of our operations in these segments could present various challenges and result in increased costs and other unforeseen challenges;
•Precor serves customers in more than 100 countries worldwide, and, as a result of the acquisition, our operations have expanded into new jurisdictions, which could present significant challenges and result in significant increased risks and costs inherent in doing business in international markets (see “— Expansion into international markets will expose us to significant risks”); and
•We may have failed to identify or assess the magnitude of certain liabilities, shortcomings or other risks in Precor’s business, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, a diversion of management’s attention and resources, and other adverse effects on our business, financial condition, and operating results.

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

We have experienced, and may continue to experience, delays in the sale of the Ohio industrial facility that was intended to be Peloton Output Park, which could adversely impact our business and financial condition.

In May 2021, we announced our plans to build a U.S.-based manufacturing facility in Troy Township, Ohio, which we called “Peloton Output Park.” While we previously intended to use Peloton Output Park to manufacture some of our Connected Fitness Products, we currently are marketing and intend to sell the Ohio facility. The process of re-developing, constructing, and marketing for sale the Ohio facility has been inherently complex and has required significant capital expenditure, and its sale has caused, and may continue to cause, significant disruption to our operations and divert management’s attention and resources, all of which could have a material adverse effect on our business, financial condition and operating results. We can give no assurance that we will recoup any of our investment in the development of the Ohio facility or realize the expected benefits of its sale, if any.

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
•complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to sustainability disclosure, consumer protection, consumer product safety, and data privacy frameworks, such as the General Data Protection Regulation 2016/679;
•varying levels of internet technology adoption and infrastructure, and increased or varying network and hosting service provider costs;
•tariffs and other non-tariff barriers, such as quotas and local content rules, customs detentions, as well as tax consequences;
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

In addition to expanding our operations into international markets through the sale of our Connected Fitness Products and the production of our platform content, we have expanded, and may in the future expand, our international operations through acquisitions of, or investments in, foreign entities, which may result in additional operational costs and risks. See “— We have engaged and in the future may engage in acquisition and disposition activities, which could require significant management attention, disrupt our business, fail to achieve the intended benefit, dilute stockholder value, and adversely affect our operating results.” In April 2021, we completed our acquisition of Precor, which serves customers in more than 100 countries worldwide. As a result, we began to increase our operations and efforts abroad, which can also result in various challenges and amplify the various risks and costs of doing business in international markets described above.

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

We rely on access to our production studios (or alternate venues) and the creativity of our fitness instructors to generate our class content. If we are unable to access or use our studios or alternate venues, or if we are unable to attract and retain high-quality fitness instructors, we may not be able to generate interesting and attractive content for our classes.

Most of the fitness and wellness content offered on our platform is produced in one of our production studios located in New York City or London, with some content (including audio-only content) recorded out of studio or in non-Peloton studios. Due to our reliance on a limited number of studios in a concentrated location, any incident involving our studios, or affecting New York City or London at-large could render our studios inaccessible or unusable and could inhibit our ability to produce and deliver new fitness and wellness content for our Members. Production of the fitness and wellness content on our platform is further reliant on the creativity of our fitness instructors who, with the support of our production team, plan and lead our classes. Our standard employment contract with our U.S.-based fitness instructors has a fixed, multi-year term, however, any of our instructors may leave Peloton prior to the end of their contracts. If we are unable to attract or retain creative and experienced instructors, we may not be able to generate content on a scale or of a quality sufficient to grow our business. If we fail to produce and provide our Members with interesting and attractive content led by instructors who engage them and who they can relate to, then our business, financial condition, and operating results may be adversely affected.

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

To pay for any such acquisitions, we would have to use cash, incur debt, or issue equity securities, each of which may affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. If we incur more debt, it will result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business, and could have an adverse effect on our business, financial condition, and operating results.

Further, in connection with our restructuring initiatives, we have divested some of our assets, including through site closures, and plan to divest additional assets, including the sale of the Ohio industrial facility that was intended to be Peloton Output Park. We may in the future decide to divest other assets or a business. In connection with these activities, it may be difficult to find or complete divestiture opportunities or alternative exit strategies under the desired timeline and on acceptable terms, if at all. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expenses with respect to the desired divestiture, or the price or terms of the divestiture may be less favorable than we had anticipated. Even following a divestiture or other exit strategy, we may have certain continuing obligations to former employees, customers, vendors, landlords or other third parties. We may also have continuing liabilities related to former employees, assets or businesses. Such obligations may have a material adverse impact on our results of operations and financial condition.

We are subject to payment processing risk.

Our customers pay for our products and services using a variety of different payment methods, including credit and debit cards, gift cards, and online wallets. We rely on internal systems as well as those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operation could be adversely impacted. We leverage our third-party payment processors to bill Subscribers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to find alternative methods of collecting payments, which could adversely impact Subscriber acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation, and if not adequately controlled and managed, could create negative consumer perceptions of our service.

Cybersecurity risks could adversely affect our business and disrupt our operations.

In addition to relying on critical information technology systems, we collect, maintain and transmit data about employees, suppliers, Members and others, including payment card data and personal information, as well as proprietary business information. Threats to the availability, integrity and security of our systems and data are increasingly diverse and sophisticated. Our systems and data, as well as those of critical third parties, are vulnerable to cyber-attacks involving, for example, viruses and worms, social engineering/phishing, ransomware or other extortion-based attacks, denial-of-service attacks, physical or electronic break-ins, third-party or current/former employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, as well as cyber-risks attributable to software or hardware (e.g., tablets) vulnerabilities, coding errors and misconfigurations (e.g., involving APIs). As artificial intelligence capabilities improve and are increasingly adopted, we may see cyberattacks created through artificial intelligence.

Despite our efforts to create security barriers to protect our systems and data, we cannot entirely mitigate these risks. Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools (including artificial intelligence) that circumvent controls, evade detection, and remove forensic evidence, which means that we and others may be unable to detect, investigate, contain or recover from future attacks or incidents in a timely or effective manner. In addition, our employees, service providers and third parties work more frequently on a remote or hybrid arrangement basis, which may involve relying on less secure systems and may increase the risk of cybersecurity-related incidents. We cannot guarantee these private work environments and electronic connections to our work environment have the same robust security measures deployed in our physical offices.

Any cyber-attack that impacts our or our Members’ data and assets, disrupts our service, or otherwise compromises the availability, integrity or security of our systems, or those of third parties we use could adversely affect our business, financial condition, and operating results, be expensive to remedy, and damage our reputation. In addition, any such attacks or breaches may negatively impact our Members’ experience, result in negative publicity, adversely affect our brand, impact demand for our products and services, and subject us to litigation (including class actions), regulatory investigations and/or penalties and fines, any or all of which could have an adverse effect on our business, financial condition, and operating results.

While we maintain cyber insurance that may help provide coverage for security breaches or other covered incidents, such insurance may not be adequate to cover the costs and liabilities related to them. Our costs associated with such breaches and incidents, including, for example, those stemming from one or more large claims against us that exceed our available insurance coverage, or that results in changes to our insurance policies, could impact our operating results and/or financial condition. In addition, our insurance policy may change as a result of such incidents or for other reasons, including overall insurance market conditions, new cyber-attack campaigns, premium increases, or the imposition of large, self-insured retentions or other co-insurance requirements.

Our Member engagement on mobile devices depends upon effective operation with mobile and streaming device operating systems, networks, and standards that we do not control.

A significant and growing portion of our Members access our platform through the Peloton App, and there is no guarantee that popular mobile devices or television streaming devices will continue to support the Peloton App or that device users will use the Peloton App rather than competing products. We are dependent on the interoperability of the Peloton App with popular mobile and television streaming operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our App offering or give preferential treatment to competitors could adversely affect our platform’s usage on mobile devices and televisions. Additionally, in order to deliver high-quality content, it is important that the Peloton App offering is designed effectively and works well with a range of mobile and streaming technologies, systems, networks, and standards that we do not control. App store license agreements are not negotiable, and we must be responsive to changing requirements under those agreements. We may not be successful in developing relationships with key participants in the mobile and streaming industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our Members to access and use our platform on their mobile devices or televisions, or Members find the Peloton App does not effectively meet their needs, our competitors develop products and services that are perceived to operate more effectively on mobile devices or televisions, or if our Members choose not to access or use our platform on their mobile devices or televisions or use products that do not offer access to our platform, our Member growth and Member engagement could be adversely impacted.

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

Further, in March 2022, we began offering Peloton Rental in select markets. In May 2023, we relaunched the Peloton App, shifting perception of an in-home bike company to reflect everything Peloton has to offer to everyone, at any level, wherever they are. No assurance can be given that these offerings or any other new products or services will be successful and will not adversely affect our reputation, operating results, and financial condition. Additionally, our focus on long-term Member engagement over short-term financial condition or results of operations can result in us making decisions that may reduce our short-term revenue or profitability if we believe that such decisions benefit the aggregate Member experience and will thereby improve our financial performance over the long term. These decisions may not produce the long-term benefits that we expect, in which case our Member growth and engagement as well as our business, operating results, and financial condition could be negatively impacted.

Changes in how we market our products and services could adversely affect our marketing expenses and subscription levels.

We use a broad mix of marketing and other brand-building measures to attract Members. We use traditional television and online advertising, as well as third-party social media platforms such as Facebook, Twitter, and Instagram, as marketing tools. As television advertising, online, and social media platforms continue to rapidly evolve or grow more competitive, we must continue to maintain a presence on these platforms and establish a presence on new or emerging popular social media and advertising and marketing platforms. If we cannot use these marketing tools in a cost-effective manner, if we fail to promote our products and services efficiently and effectively, or if our marketing campaigns attract negative media attention, our ability to acquire new Members and our financial condition may suffer and the price of our Class A common stock could decline. In addition, an increase in the use of television, online, and social media for product promotion and marketing may increase the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. Negative commentary, claims or publicity regarding us, our products or influencers and other third parties who are affiliated with us could adversely affect our reputation and sales regardless of whether such claims are accurate. See – “Our success depends on our ability to maintain the value and reputation of the Peloton brand.”

An economic downturn or economic uncertainty may adversely affect consumer discretionary spending and demand for our products and services.

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, including inflation, rising interest rates, recessionary conditions, and other factors such as consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit and spending power, levels of unemployment, and tax rates. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions and fluctuations. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. For example, in more recent quarters, we have experienced reduced consumer demand, partially contributing to a decrease in Connected Fitness Products revenue relative to prior year periods. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services could have an adverse effect on our business, financial condition, and operating results.

Our revenue could decline due to changes in credit markets and decisions made by credit providers.

Many of our customers have financed their purchase of our Connected Fitness Products through third-party credit providers with whom we have existing relationships. If we are unable to maintain our relationships with our financing partners, there is no guarantee that we will be able to find replacement partners who will provide our customers with financing on similar terms, and our ability to sell our Connected Fitness Products may be adversely affected. Further, reductions in consumer lending and the availability of consumer credit could limit the number of customers with the financial means to purchase our products. Higher interest rates could increase our costs or the monthly payments for consumer products financed through other sources of consumer financing. In the future, we cannot be assured that third-party financing providers will continue to provide consumers with access to credit or that available credit limits will not be reduced. Such restrictions or reductions in the availability of consumer credit, or the loss of our relationship with our current financing partners, could have an adverse effect on our business, financial conditions, and operating results.

We have a limited operating history with which to predict the profitability of our subscription model. Additionally, we may introduce new revenue models in the future.

The majority of our Subscribers are on month-to-month subscription terms and may cancel their subscriptions at any time. In addition, subscription renewals can fluctuate based on a variety of factors such as consumer preferences, competitive products and services and macroeconomic conditions. We have limited historical data with respect to subscription renewals, so we may be unable to accurately predict customer renewal rates, including relating to the May 2023 App relaunch, which included the introduction of new membership tiers and pricing. Additionally, prior renewal rates may not accurately predict future Subscriber renewal rates for a variety of reasons, such as Subscribers’

dissatisfaction with our offerings and the cost of our subscriptions, macroeconomic conditions, or new offering introductions by us or our competitors. If our Subscribers do not renew their subscriptions, our revenue may decline, and our business will suffer.

Furthermore, we have offered, including in connection with the May 2023 App relaunch, and may in the future offer, new subscription products, implement promotions, or replace or modify current subscription models and pricing, any of which could result in additional costs or could adversely impact Subscriber retention. For example, we began offering Peloton Rental in select markets. It is unknown how our Subscribers will react to new models and whether the costs or logistics of implementing these models will adversely impact our business. If the adoption of new revenue models adversely impacts our Subscriber relationships, Subscriber growth, Subscriber engagement, and our business, financial condition, and operating results could be harmed.

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

The application of indirect taxes, such as sales and use tax, subscription sales tax, value-added tax, provincial taxes, goods and services tax, business tax, and gross receipt tax, to businesses like ours and to our Subscribers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business. One or more states, the federal government, or other countries may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours that offer subscription services and other fitness offerings, and consumers have contested, and may in the future contest, the appropriateness of our tax collection practices through litigation or other means. New taxes could also require us to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance, and audit requirements could have an adverse effect on our business, financial condition, and operating results.

Covenants in the credit agreement and the security agreement governing our term loan and revolving credit facility may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely impacted.

Our term loan and revolving credit facility contain various restrictive covenants, including, among other things, minimum liquidity and revenue requirements applicable solely to the revolving credit facility, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related party transactions. In particular, in addition to customary affirmative covenants, as well as customary covenants that restrict our ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions, our revolving credit facility, as recently amended, requires us to maintain a total level of liquidity of not less than $250.0 million and limits our borrowings under the revolving credit facility of our credit agreement to the lesser of $400.0 million and an amount equal to the Subscription revenue of the company and its subsidiaries for the most recently completed fiscal quarter of the company. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. Pursuant to the security agreement, we granted the parties thereto a security interest in substantially all of our assets. See Note 12 - Debt in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Second Amended and Restated Credit Agreement” in Part II, Item 7 of this Annual Report on Form 10-K.

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

In the course of preparing our financial statements for fiscal 2021, fiscal 2022 and fiscal 2023, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our financial statements for fiscal 2023, we identified a material weakness related to information technology general controls (“ITGCs”) in the area of user access over a certain information technology system specific to Precor. We have concluded that this material weakness arose because we did not design and maintain sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to a financial application, programs, and data to appropriate Company personnel. The affected ITGCs adversely affected certain automated and manual business process controls reliant on such ITGCs. The material weakness that we identified in fiscal 2021 and 2022 related to reporting involving inventory; an additional material weakness we identified in fiscal 2022 related to controls that validate the inputs and assumptions used in our impairment testing. We have concluded that these material weaknesses arose because our controls were not effectively designed, documented and maintained to (i) verify that our physical inventory counts were correctly counted and communicated; and (ii) apply fair value measurements and validate the inputs and assumptions used in our impairment testing for reporting in our financial statements.

To address our material weaknesses, we have made changes to our program and controls as set forth in Part II, Item 9A “Controls and Procedures.” Unless otherwise described in Part II, Item 9A “Controls and Procedures”, we will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

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

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. For example, as we continue our reliance on last mile partners, we may face additional challenges in accurately verifying physical inventory counts. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

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

The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. In order to maintain and, if required in the future, improve our disclosure controls and procedures, and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. In the course of preparing our financial statements for fiscal 2023, we identified a material weakness in our internal control over financial reporting related to Precor ITGCs. Previously, in fiscal 2021 and 2022, we had identified a material weakness related to controls around the existence, completeness, and valuation of inventory. If, in the future, we have a material weakness or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud. See “— We have identified material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.”

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

We are exposed to fluctuations in inflation, which could negatively affect our business, financial condition and operating results. The United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, employee compensation expenses and increased costs for supplies. Any attempts to offset cost increases with price increases may result in reduced sales, increased customer dissatisfaction or otherwise harm our reputation. Moreover, to the extent inflation results in rising interest rates, reduces discretionary spending, and has other adverse effects on the market, it may adversely affect our business, financial condition and operating results.

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

A resurgence of the COVID-19 pandemic could have an adverse effect on our business, and it remains uncertain how the post-COVID-19 pandemic environment and any resurgence of the COVID-19 pandemic will impact consumer demand for our products and services and consumer preferences generally.

A resurgence of the COVID-19 pandemic could have an adverse effect on our business, results of operations, and financial condition due to the occurrence of some or all of the following events or circumstances, among others:

•our and our third-party suppliers’, contract manufacturers’, logistics providers’, and other business partners’ inability to manage our or their business effectively or operate worksites due to employees, including key employees, becoming ill and working from home inefficiently as a result of a remote or hybrid working arrangement;
•temporary inventory shortages caused by difficulties in predicting demand for our products and services and longer lead-times and component shortages in the manufacturing of our Connected Fitness Products, due to import/export conditions such as port congestion, and local government orders; and
•incurrence of significant increases to employee healthcare and benefits costs.

In addition, while we experienced a significant increase in our Subscriber base at the onset of the COVID-19 pandemic, the rate of the increase has since slowed down and, over the longer term, it remains uncertain how the post-COVID-19 pandemic environment will impact consumer demand for our products and services and consumer preferences generally. It also remains uncertain how any resurgence of the COVID-19 pandemic would impact demand for our products and services. See “— Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.”

Stockholder activism could disrupt our business, cause us to incur significant expenses, hinder execution of our business strategy, and impact our stock price.

We have been and may in the future be subject to stockholder activism, which can arise in a variety of predictable or unpredictable situations and can result in substantial costs and divert management’s and our board’s attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our long-term business, financial forecasts, future operations and strategic planning, harm our reputation, adversely affect our relationships with our Members and business partners, and make it more difficult to attract and retain qualified personnel. We may also be required to incur significant fees and other expenses related to activist matters, including for third-party advisors retained by us to assist in navigating activist situations. Our stock price could fluctuate due to trading activity associated with various announcements, developments, and share purchases over the course of an activist campaign or otherwise be adversely affected by the events, risks and uncertainties related to any such stockholder activism.

Increased regulation and increased scrutiny and changing expectations from investors, consumers, employees, and others regarding environmental, social and governance matters, practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer attraction and retention, access to capital and employee recruitment and retention.

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

Our ability to achieve our current or future ESG objectives, targets or goals, including our renewable energy procurement, air freight reduction, and circular business model goals, is subject to numerous risks, many of which are outside of our control. Examples of such risks include:

•the availability and cost of low- or non-carbon-based energy sources;
•the evolving regulatory requirements affecting ESG standards or disclosures;
•the availability of suppliers that can meet sustainability, diversity and other ESG standards that we may set;
•our ability to recruit, develop and retain diverse talent in our labor markets; and
•the success of our organic growth and acquisitions or dispositions of businesses or operations.

If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer attraction and retention, access to capital and employee retention. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. For instance, the European Union Corporate Sustainability Reporting Directive (“CSRD”) became effective in 2023. CSRD applies to both EU and non-EU in-scope entities and would require them to provide expansive disclosures on various sustainability topics including climate change, biodiversity, workforce, supply chain, and business ethics. The SEC is expected to finalize a climate change disclosure proposal in 2023. Further, the International Sustainability Standards Board issued sustainability and climate change disclosure standards in June 2023, which the U.K. and other countries in which we operate had indicated they will adopt as their own binding standards. Our failure to comply with any applicable rules or regulations or other criticisms of our sustainability disclosures could lead to penalties or claims and other litigation and adversely impact our reputation, customer attraction and retention, access to capital and employee retention.

Our business is subject to the risk of earthquakes, fire, power outages, floods, hurricanes, public health crises, ransomware and other cybersecurity attacks, labor disputes, and other catastrophic events, and to interruption by man-made problems such as terrorism and international geopolitical conflicts.

Our business is vulnerable to damage or interruption from climate risk in the form of extreme weather events, earthquakes, fires, floods, hurricanes, and other power losses, telecommunications failures, ransomware and other cybersecurity attacks, labor disputes, terrorist attacks, acts of war and international geopolitical conflicts, human errors, break-ins, industrial accidents, public health crises, including the COVID-19 pandemic, and other unforeseen events or events that we cannot control. The third-party providers, systems and operations and contract manufacturers we rely on are subject to similar risks. Our insurance policies may not cover losses from these events or may provide insufficient compensation that does not cover our total losses. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions to our or our suppliers’ and contract manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, which house our servers, or from which we generate content. As we rely heavily on our computer and communications systems, and the internet to conduct our business and provide high-quality customer service, these disruptions, including disruptions due to weather-related events that could stress the power grid, could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and our contract manufacturers’ businesses, which could have an adverse effect on our business, financial condition, and operating results.

Risks Related to Our Connected Fitness Products and Members

Our products and services may be affected from time to time by design and manufacturing defects or product safety issues, real or perceived, that could adversely affect our business and result in harm to our reputation.

We offer complex hardware and software products and services that may be alleged, and have been alleged, to be affected by design and manufacturing defects or potential product safety issues. Sophisticated operating system software and applications, such as those offered by us, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties, or may arise from upgrades or changes to hardware that we or our third-party manufacturing partners may make in the ordinary course of a product’s lifecycle. Actual or perceived defects may not be identified until after a product is in market. Any defects could impact our customer experience, tarnish our brand reputation or make our products and services unsafe and create a risk of environmental or property damage and/or personal injury. We may also become subject to the hazards and uncertainties of product liability claims and related litigation, including consumer claims.

Additionally, in May 2021, we initiated a voluntary recall of our Tread+ product in coordination with the CPSC in response to reports of injuries associated with our Tread+, one of which led to the death of a child. In 2020, we conducted a voluntary recall in coordination with the CPSC of first generation clip-in pedals in our Peloton Bike, our original model bike, due to a risk that the pedal can break during use, causing injuries. In addition, in May 2023, in collaboration with the CPSC, we announced a voluntary recall of the original Peloton model Bikes (not Bike+) seat posts sold in the U.S. from January 2018 to May 2023, and we are offering Members a free replacement seat post as the approved repair. We have incurred, and may continue to incur, incremental expenses or face other challenges in connection with the implementation of the seat post recall beyond what we have currently estimated to be probable and reasonably estimable, including if the number of reported incidents materially increases, which may adversely impact our operating results, brand reputation, demand for our products, and business. In addition to the seat post recall described above, in collaboration with the CPSC, in May 2023 we announced that we will be offering a free rear safety guard to Members in connection with the Tread+ recall. We may face, and have faced, substantial costs associated with the implementation of the above and other recalls including the development of new or additional product features.

We are presently subject to class action litigation, private personal injury claims and other regulatory proceedings, government inquiries and investigations related to the Tread+ and Bike recalls and other matters that, regardless of their merits, could harm our reputation, divert management’s attention from our operations, and result in substantial legal fees, judgments, fines, penalties, and other costs. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal and regulatory proceedings, either individually or in the aggregate, will not have a material adverse effect on our stock price, business, results of operations, financial condition or cash flows. Furthermore, the occurrence of real or perceived defects in any of our products, now or in the future, could result in additional negative publicity, regulatory investigations, recalls, or lawsuits filed against us, particularly if Members or others who use or purchase our Connected Fitness Products are injured. Even if injuries are not the result of any defects, if they are perceived to be, we may incur expenses to defend or settle any claims or government inquiries and our brand and reputation may be harmed. See Note 13 - Commitments and Contingencies in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

In addition, from time to time, we may experience outages, service slowdowns, hardware issues, or software errors that affect our ability to deliver our fitness and wellness programming through our Connected Fitness platform. As a result, our services may not perform as anticipated and may not meet our expectations, or legal or regulatory requirements, or the expectations of our Members. There can be no assurance that we will be able to timely detect and fix all issues and defects in the hardware, software, and services we offer. Failure to do so could result in widespread technical and performance issues affecting our products and services and could lead to claims or investigations against us.

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

Our Members use their Connected Fitness Products, subscriptions, and fitness accessories to track and record their workouts. If our products fail to provide accurate metrics and data to our Members, our brand and reputation could be harmed, and we may be unable to retain our Members.

Our Members use their Connected Fitness Products, subscriptions, and fitness accessories, such as our heart rate monitor, to track and record certain metrics and data related to their workouts. Examples of data tracked on our platform include heart rate, calories burned, distance traveled and Strive Score as well as cadence, resistance, and output in the case of Bike; pace, speed, and elevation in the case of Tread; Movement Tracker in the case of Guide; and stroke rate, pace, and output in the case of Row. Taken together, these metrics assist our Members in tracking their fitness journey and understanding the effectiveness of their Peloton workouts, both during and after a workout. We anticipate introducing new metrics and features in the future. If the software used in our Connected Fitness Products or on our platform malfunctions and fails to accurately track, display, or record Member workouts and metrics, it could negatively impact our Members’ experience, and we could face claims alleging that our products and services do not operate as advertised. Such reports and claims could result in negative publicity, product liability and/or product safety claims, and, in some cases, may require us to expend time and resources to refute such claims and defend against potential litigation. If our products and services fail to provide accurate metrics and data to our Members, or if there are reports or claims of inaccurate metrics and data or claims of inaccuracy regarding the overall health benefits of our products and services in the future, our

Members’ experience may be negatively impacted, we may become the subject of negative publicity, litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.

If we fail to offer high-quality Member support, our business and reputation will suffer.

Providing a high-quality Member experience is vital to our success in generating word-of-mouth referrals to drive sales and for retaining existing Members. We have faced, and in the future may face, challenges to our ability to provide high-quality Member support. For example, due to COVID-19, we have at times been unable to provide in-home servicing of our Connected Fitness Products, and we have at times had to pause or limit delivery of our Connected Fitness Products. Additionally, our use of, and expansion of, other distribution channels and our increasing reliance on third-party Member support and third-party last mile partners for in-home delivery and set up services may challenge our ability to control Members’ experience of such services. If we do not help our Members quickly resolve issues and provide effective ongoing support, our reputation may suffer, and our ability to retain and attract Members, or to sell additional products and services to existing Members, could be harmed.

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

In addition, we have been, and in the future could be, subject to costs related to product recalls, and we could incur significant costs to correct any defects, warranty claims, or other problems. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease consumer and Member confidence and demand, and adversely affect our financial condition and operating results. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and operating results. For example, in connection with our May 2021 Tread+ recall, we are presently, and may in the future be, subject to warranty claims and lawsuits related to injuries sustained by Members or their friends and family members, or others who use or purchase the Tread+ and other Connected Fitness Products that, regardless of their merits, could harm our reputation, divert management’s attention from our operations and result in substantial legal fees and other costs. See “ — Our products and services may be affected from time to time by design and manufacturing defects or product safety issues, real or perceived, that could adversely affect our business and result in harm to our reputation.”

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

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, requiring us to conduct due diligence on and disclose whether or not certain conflict minerals originating from certain countries as well as geographic regions are necessary for the manufacture or functionality of our products. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we incur additional costs to comply with the potential disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that any of our products contain minerals not determined to be free of conflict minerals or if we are unable to alter our products, processes, or sources of supply to avoid such materials.

Risks Related to Laws, Regulation, and Legal Proceedings

From time to time, we may be subject to legal proceedings, government inquiries or investigations, or disputes that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

From time to time, we may be subject to claims, lawsuits, government inquiries or investigations, demands, disputes, and other proceedings involving product safety, product liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. Injuries sustained by Members or their friends and family members, or others who use or purchase our Connected Fitness Products, have subjected us to, and could in the future subject us to, regulatory proceedings, government inquiries, investigations, and actions, and private litigation that regardless of their merits, could harm our reputation, divert management’s attention from our operations and result in substantial legal fees and other costs. Additionally, we have in the past been subject to intense media scrutiny, which exposes us to increasing regulation, government or regulatory investigations, legal actions and penalties. For example, we are presently subject to litigation related to injury claims by Members and other used or purchased the Tread+, and we have reporting obligations to safety regulators in all jurisdictions where we sell Connected Fitness Products, where reporting may trigger further regulatory investigations. See “ — Our products and services may be affected from time to time by design and manufacturing defects or product safety issues, real or perceived, that could adversely affect our business and result in harm to our reputation.” The SEC is also investigating our public disclosures concerning the Tread+ recall, as well as other matters. In addition, in 2021, the DOJ and the Department of Homeland Security (the “DHS”) subpoenaed us for documents and other information related to our statutory obligations under the CPSA, and they are continuing to investigate.

We have also been named in several lawsuits related to our products. For example, the Company and certain of its former officers have been named in a consolidated securities class action on behalf of a class consisting of individuals who purchased or otherwise acquired our Class A common stock between September 11, 2020 and May 5, 2021, alleging that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to the Tread and Tread+ products and the safety of those products. Seven stockholders filed verified stockholder derivative action lawsuits purportedly on behalf of the Company against certain of our current and former officers and directors alleging breaches of fiduciary duties and violations of Section 14(a) of the Securities Exchange Act, and, for certain of the lawsuits, unjust enrichment, abuse of control, gross mismanagement, waste, and a claim for contribution under Sections 10(b) and 21D of the Exchange Act based upon similar allegations. See “—The stock price of our Class A common stock has been, and will likely continue to be, volatile and you could lose all or part of your investment.” We and certain of our current and former officers have also been named as defendants in a consolidated putative securities class action related to demand for our Connected Fitness Products. In particular, plaintiffs filed a putative securities class action lawsuit purportedly on behalf of a class consisting of individuals who purchased or otherwise acquired our Class A common stock between February 5, 2021 and January 19, 2022, alleging that the defendants made false and/or misleading statements about demand for the Company’s products and the reasons for the Company’s product inventory growth. Plaintiffs also allege that the defendants engaged in improper trading in violation of Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 promulgated thereunder. Four stockholders filed verified stockholder derivative action lawsuits purportedly on behalf of the Company against current and former officers and directors, alleging breaches of fiduciary duty based upon substantially similar allegations. We have also been named in a putative class action in South Carolina related to the Bike seat post recall by plaintiffs purporting to represent a nationwide class of purchasers of the Bike and alleging that sales of the Bike constituted breaches of warranty, negligence, unjust enrichment, and sale of a defective product. The Company and certain of its current and former officers have also been named in a putative securities class action on behalf of individuals who purchased or otherwise acquired Peloton securities between May 10, 2022 and May 10, 2023, alleging that the defendants made false and/or misleading statements about the safety of the Peloton Bike and likelihood of a recall in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Additionally, from time to time, we may be, and currently are, subject to inquiries from regulators in which they seek information about us or our practices. Such further inquiries could result in more formal investigations or allegations, which could adversely impact our business, financial condition, and operating results.

Litigation, government inquiries or investigations, regulatory proceedings, such as the investigations described above, as well as related personal injury or class action claims and lawsuits, and securities, commercial, consumer and intellectual property infringement matters that we are currently facing or could face, can be protracted and expensive, and have results that are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our legal costs for any of these matters, either alone or in the aggregate could be significant. Adverse outcomes with respect to any of these legal or regulatory proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable, or require us to stop offering certain products, components, or features, all of which could negatively affect our membership and revenue growth. Even if these proceedings are resolved in our favor, the time and resources necessary to resolve them could divert the resources of our management and require significant expenditures. See Note 13 - Commitments and Contingencies in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

The results of litigation, investigations, claims, demands, disputes, and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and operating results.

We collect, store, process, and use personal data and other Member data, which subjects us to legal obligations and laws and regulations related to security and privacy, and any actual or perceived failure to meet those obligations could harm our business.

We collect, process, store, and use a wide variety of data from current and prospective Members, including personal data (some of which is considered sensitive data under applicable laws), such as home addresses, and geolocation data. U.S. federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions impose obligations on what we can do with our Members’ personal data. These obligations include heightened transparency about data collection, use and sharing practices, new data privacy rights, and rules in respect to cross-border data transfers, which carry significant enforcement penalties for non-compliance. These laws and regulations also require us to safeguard our Members’ personal data. Although we have established security measures, policies and procedures designed to protect Member information, our third-party service providers’ security and testing measures may not prevent security breaches. Further, advances in computer capabilities, artificial intelligence and machine learning, new discoveries in the field of cryptography, inadequate facility security, or other developments may result in a compromise or breach of the technology we use to protect Member data. Any compromise of our security or breach of our Members’ privacy could harm our reputation or financial condition and, therefore, our business.

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

Furthermore, we may legally be required to disclose personal data pursuant to demands from individuals, privacy advocates, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. This disclosure of or refusal to disclose personal data may result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand, and inability to provide our products and services to consumers in certain jurisdictions. Additionally, new laws or regulations, or changes to or re-interpretations of the laws and regulations that govern our collection, use, and disclosure of Member data could impose additional requirements with respect to the retention and security of Member data, could limit our marketing activities, and could have an adverse effect on our business, financial condition, and operating results.

Violations of applicable privacy laws or cybersecurity incidents could impact our business in a number of ways, such as a temporary suspension of some or all of our operating and/or information systems, damage our reputation, our relationships with customers, suppliers, vendors, and service providers and the Peloton brand and could result in lost data, lost sales, increased insurance premiums, substantial breach-notification and other remediation costs and lawsuits, as well as adversely affect results of operations. In addition, we may also face regulatory investigations with corresponding fines, civil claims including representative actions, and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities (including under laws such as in California that provide statutory damage remedies for certain types of breaches), as well as associated costs, diversion of internal resources, and reputational harm.

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

We are subject to global trade related laws and regulations for the export and import of goods, articles, materials and technology, as well as forced labor and economic sanctions regulations that could subject us to liability, detention of goods, and impair our ability to compete in international markets.

The United States and various foreign governments have imposed controls, export license requirements, duties, and restrictions on the import or export of certain goods and technologies. Our products may be subject to U.S. export controls and compliance with applicable regulatory requirements regarding the export of our products and services may create delays in the introduction of our products and services in international markets, prevent our international Members from accessing our products and services, and, in some cases, prevent the export of our products and services to some countries altogether.

Furthermore, U.S. export control laws and economic sanctions programs prohibit the provision of products and services to certain countries, regions, governments, and persons subject to U.S. sanctions regulations. Even though we take precautions to prevent our products and technology from being provided to targets of U.S. sanctions, our products and services, including our firmware updates, could be provided to those targets. Our failure to comply with these laws and regulations could have negative consequences, including government investigations, penalties, reputational harm and could harm our international and domestic sales and adversely affect our revenue.

Numerous laws prohibit the importation of goods made with forced labor or compulsory prison labor, including for example the Tariff Act of 1930, as well as the Uyghur Forced Labor Prevention Act (“UFLPA”), and other global laws against forced labor. The UFLPA prohibits the importation of articles, merchandise, apparel, and goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region (Xinjiang) of the People’s Republic of China (PRC), or by entities identified by the U.S. government on the UFLPA Entity List. Forced labor concerns have rapidly become a global area of interest, and is a topic that will likely be subject to new regulations in the markets we operate within. If we fail to comply with these laws and regulations, the Company may be subject to detention, seizure, and exclusion of imports, as well as penalties, costs, and restrictions on export and import privileges that could have an adverse effect on our business, financial condition, and operating results.

Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.

We operate a global business and may have direct or indirect interactions with public officials and employees of government agencies or state-owned or affiliated entities. We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, Honest Services Wire Fraud, 18 U.S.C. § 1346, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws prohibit companies and their employees and third-party representatives from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign public officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In addition, U.S. public companies are required to maintain books and records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. Governmental enforcement authorities could seek to impose substantial civil and/or criminal fines and penalties for violations of these laws by any director, officer, employee, or third-party representative, which could have a material adverse effect on our business, reputation, operating results and financial condition.

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

Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, substantial criminal or civil sanctions and suspension or debarment from U.S. government contracts, any of which could have a material adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

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

As of June 30, 2023, we had U.S. federal net operating loss carryforwards, or NOLs, and state NOLs of approximately $3,101.6 million and $2,309.9 million, respectively, due to prior period losses, which if not utilized, will begin to expire for federal and state tax purposes beginning in 2034 and 2023, respectively. Realization of these NOLs depends on future income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We have undergone three ownership changes in the past, and our NOLs arising before those dates are subject to one or more Section 382 limitations which may materially limit the use of such NOLs to offset our future taxable income. Our NOLs may also be impaired under state laws. In addition, under the 2017 Tax Cuts and Jobs Act, or Tax Act, tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act, was signed into law. The CARES Act changes certain provisions of the Tax Act. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

In addition, future changes in our stock ownership, the causes of which may be outside of our control, could result in an additional ownership change under Section 382 of the Code. There is also a risk that, due to regulatory changes, such as further limitations or suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Our NOLs may also be limited under state laws. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

We have been, and in the future may be, sued by third parties for alleged infringement of their intellectual property rights, including by music rights holders.

There is considerable patent and other intellectual property development activity in our market. Litigation, based on allegations of infringement or other violations of intellectual property rights, is frequent in the fitness and technology industries. Furthermore, it is common for individuals and groups to purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract licenses and/or settlements from companies like ours. Our use of third-party content, including music content, software, and other intellectual property rights may be subject to claims of infringement or misappropriation. We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. For additional information, see Note 13 - Commitments and Contingencies in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or royalty payments, prevent us from offering our platform or services or using certain technologies, force us to implement expensive work-arounds, or impose other unfavorable terms. We expect that the occurrence of infringement claims is likely to grow as the market for fitness products and services grows and as we introduce new and updated products and offerings. Further, we cannot compel patent or trademark rights holders to license their rights to us, and our business may be adversely impacted if our access to technology is limited. Accordingly, our exposure to demands for royalty licenses or damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to avoid or to resolve them, could divert the resources of our management and require significant expenditures. See “Risks Related to Laws, Regulation, and Legal Proceedings.” Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, financial condition, and operating results.

We cannot compel music rights holders to license their rights to us, and our business may be adversely affected if our access to music is limited. The concentration of control of content by major music licensors means that the actions of one or a few licensors may adversely affect our ability to provide our service.

We enter into license agreements to obtain rights to use music in our service, including with major record companies, independent record labels, major music publishers, and independent music publishers and administrators who collectively hold the rights to a significant number of sound recordings and musical compositions.

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

If the information provided to us or obtained by such third parties does not comprehensively or accurately identify the ownership of musical compositions, if we are unable to determine which musical compositions correspond to specific sound recordings, or if the same party does not own administer, control or own all rights on a worldwide basis, it may become difficult or impossible to identify the appropriate rights holders to whom to pay royalties. This may make it difficult to comply with the obligations of agreements with those rights holders or to secure the appropriate licenses with all necessary parties.

Our license agreements are complex and impose numerous obligations on us, including obligations to, among other things:

•calculate and make payments based on complex royalty structures, which requires tracking usage of content in our service that may at times have inaccurate or incomplete metadata necessary for such calculation;
•provide periodic reports on the exploitation of the content in specified formats; and
•comply with certain marketing and advertising restrictions.

Certain of our license agreements could also contain minimum guarantees and/or advance payments, which are not always tied to our number of Subscribers or stream counts for music used in our service. Accordingly, our ability to achieve and sustain profitability and operating leverage in part depends on our ability to increase our revenue through increased sales of subscriptions on terms that maintain an adequate gross margin. Our license agreements that contain minimum guarantees typically have terms of between one and three years, but our Subscribers may cancel their subscriptions at any time. We rely on estimates to forecast whether such minimum guarantees and/or advances against royalties could be recouped against our actual content costs incurred over the term of the license agreement. To the extent that our estimates underperform relative to our expectations, and our content costs do not exceed such minimum guarantees and/or advance payments, our margins may be adversely affected.

Some of our license agreements also include so-called “most-favored nations” provisions, which require that certain terms (including material financial terms) are no less favorable than those provided to any similarly situated licensor. If agreements are amended or new agreements are entered into on more favorable terms, these most-favored nations provisions could cause our payment or other obligations to escalate substantially. Additionally, some of our license agreements could require consent to undertake new business initiatives utilizing the licensed content (e.g., alternative distribution models), and without such consent, our ability to undertake new business initiatives may be limited and our competitive position could be impacted.

If we use content in ways that are found to exceed the scope of such agreements, we could be subject to monetary penalties or claims of infringement, and our rights under such agreements could be terminated.

We face risk of unforeseen costs and potential liability in connection with content we produce, license, and distribute through our platform.

As a producer and distributor of content, we face potential liability for negligence, intellectual property infringement, or other claims based on the nature and content of materials that we produce, license, and distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We may decide to remove content from our service, not to place certain content on our service, or to discontinue or alter our production of certain types of content if we believe such content might not be well received by our Members or could be damaging to our brand and business.

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

We use open source software in our products and services and anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any open source code included in such software product or any derivative works of the open source code on unfavorable terms or at no cost. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties claiming ownership of, or demanding release of the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until we can re-engineer them. This re-engineering process could require us to expend significant additional research and development resources, and we cannot guarantee that we will be successful.

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

Risks Related to Service Providers and Our Employees

We rely heavily on third parties for most of our computing, storage, processing, and similar services, and have increased our reliance on certain third parties, such as last mile and Member support partners. Any disruption of or interference with our use of these third-party services could have an adverse effect on our business, financial condition, and operating results.

We have outsourced our cloud infrastructure to third-party providers, and we currently use these providers to host and stream our services and content. We are therefore vulnerable to service interruptions experienced by these providers, and we expect to experience interruptions, delays, or outages in service availability in the future due to a variety of factors, including infrastructure changes, human, hardware or software errors, hosting disruptions, and capacity constraints. Outages and capacity constraints could arise from a number of causes such as technical failures, natural disasters and global pandemics, fraud, or security attacks. Additionally, we rely on last mile partners for the delivery and installation of our products and have increased our reliance on third-party Member support partners. The level or quality of service provided by these providers and partners, or regular or prolonged delays or interruptions in that service, could also affect the use of, and our Members’ satisfaction with, our products and services and could harm our business and reputation. In addition, hosting costs will increase as membership engagement grows, which could harm our business if we are unable to grow our revenue faster than the cost of using these services or the services of similar providers.

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

Our future success depends, in part, on our ability to continue to identify, attract, develop, integrate, and retain qualified and highly skilled personnel, including senior management, engineers, producers, designers, product managers, logistics and supply chain personnel, retail managers, and fitness instructors. In particular, we are highly dependent on the services of our senior management team to the development of our business, future vision, and strategic direction. If members of our senior management team, including our executive leadership, become ill, or if we are otherwise unable to retain them, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed. If the senior management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis then our business and future growth prospects could be harmed.

Because our future success is dependent on our ability to continue to enhance and introduce new products and services, we are particularly dependent on our ability to hire and retain qualified and skilled engineers, including with significant experience in designing and developing software and internet-related services, and with background in the areas of artificial intelligence and machine learning.

Also imperative to our success are our fitness instructors, who we rely on to bring new, exciting, and innovative fitness and wellness content to our platform, and who act as brand ambassadors. The loss of key personnel, including key instructors, could make it more difficult to manage our brand, operations and research and development activities, could reduce our employee retention and revenue, and impair our ability to compete. Although we have entered into employment agreements with our instructors, the U.S. agreements constitute at-will employment. We do not maintain key person life insurance policies on any of our employees.

Demand and competition for highly skilled personnel, including those with specific expertise, is often intense, especially in New York City, where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications, and we may lose new employees to our competitors before we realize the benefit of our investment in recruiting and training them. In addition, we issue equity awards to certain of our employees as part of our hiring and retention efforts, and job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Our employees’ inability to sell their shares in the public market at times and/or at prices desired may lead to a larger than normal turnover rate. If the actual or perceived value of our Class A common stock declines, it may adversely affect our ability to hire or retain employees. In addition, we may periodically change our equity compensation practices, which may include reducing the number of employees eligible for equity awards or reducing the size of equity awards granted per employee or undertaking other efforts that may prove to be unsuccessful retention mechanisms. If we are unable to attract, integrate, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business and future growth prospects could be harmed.

If we cannot maintain our “One Peloton” culture, we could lose the innovation, teamwork, and passion that we believe contribute to our success and our business may be harmed.

We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our “One Peloton” culture, which is based on the idea that if we work together, we will be more efficient and perform better because of one another. As we continue to evolve, we will need to maintain our “One Peloton” culture among our employees dispersed across various geographic regions. Impacts resulting from the COVID-19 pandemic have also required us to modify some of the ways that our employee population does their work, and we have faced new challenges arising from the management of certain remote, geographically dispersed teams. Our response to the changing work environment has included a number of employee-focused office policies, which are aimed at increasing productivity and employee morale and which have increased our costs. As we continue to develop our infrastructure, and particularly in light of reductions in headcount, including as part of our restructuring initiatives, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract competent personnel who are willing to embrace our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

Risks Related to the Ownership of Our Class A Common Stock

The stock price of our Class A common stock has been, and will likely continue to be, volatile and you could lose all or part of your investment.

The market price of our Class A common stock has been, and will likely continue to be, volatile. In addition, the trading prices of securities of technology companies in general have been highly volatile. Moreover, while the trading price of our Class A common stock initially increased during the outbreak of the COVID-19 pandemic, it has fluctuated widely and has now decreased as the public returned to pre-pandemic routines and due to other factors beyond our control. There are no assurances that the trading price of our Class A common stock will increase, decrease, or will continue at this level for any period of time.

In addition to the factors discussed in this Annual Report on Form 10-K, the market price of our Class A common stock has and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•our ability to execute and realize the benefits of strategic plans, such as the restructuring initiative we announced in February 2022;
•overall performance of the equity markets and the performance of technology companies in particular;
•variations in our operating results, cash flows, and other financial and non-financial metrics, and how those results compare to analyst expectations;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•the timing and our ability to implement product solutions to enhance the safety of our Tread+ product in collaboration with the CPSC;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•recruitment, satisfaction or departure of key personnel;
•the economy as a whole, including macroeconomic factors such as global supply issues, inflation, foreign currency exchange rate fluctuations, rising interest rate, recessionary conditions, political instability, volatility in the credit markets, and market conditions in our industry;
•past or future investments, acquisitions or dispositions;
•negative publicity related to problems with our suppliers or partners, or the real or perceived quality of our products, as well as the failure to timely launch new products or services that gain market acceptance;
•rumors and market speculation involving us or other companies in our industry;
•actions and investment positions taken by institutional investors and other stockholders, including activist investors or short sellers;
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
•significant security breaches, technical difficulties and interruptions of service affecting our services and products;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;
•the expiration of contractual lock-up or market standoff agreements; and
•sales of shares of our Class A common stock by us or our stockholders.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. In particular, the Company has been named in three putative securities class action lawsuits, and ten putative stockholder derivative actions. In April 2021, the Company and certain of its former officers were named in a consolidated securities class action on behalf of a class consisting of individuals who purchased or otherwise acquired our Class A common stock between September 11, 2020 and May 5, 2021, alleging that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to the Tread and Tread+ products and the safety of those products. Seven stockholders filed verified stockholder derivative action lawsuits purportedly on behalf of the Company against certain of our current and former officers and directors, alleging breaches of fiduciary duties and violations of Section 14(a) of the Securities Exchange Act, and, for certain of the lawsuits, unjust enrichment, abuse of control, gross mismanagement, waste, and a claim for contribution under Sections 10(b) and 21D of the Exchange Act, based upon similar allegations. In November 2021, we and certain of our current and former officers were also named as defendants in a consolidated putative securities class action related to demand for our Connected Fitness Products. Those plaintiffs filed a putative class action lawsuit purportedly on behalf of a class consisting of individuals who purchased or otherwise acquired our Class A common stock between February 5, 2021 and January 19, 2022, alleging that defendants made false and/or misleading statements about demand for the Company’s products and the reasons for the Company’s product inventory growth. Plaintiffs also allege defendants engaged in improper trading in violation of Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 promulgated thereunder. Four stockholders filed verified stockholder derivative action lawsuits purportedly on behalf of the Company against certain of its current and former officers and directors, alleging breaches of fiduciary duty based upon substantially similar allegations. In June 2023, the Company and certain of its current and former officers were also been named in a putative securities class action on behalf of individuals who purchased or otherwise acquired Peloton securities between May 10, 2022 and May 10, 2023, alleging that the defendants made false and/or misleading statements about the safety of Peloton’s Bike and likelihood of a recall in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. These lawsuits and any other securities or stockholder litigation actions could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business. See “Risks Related to Laws, Regulation, and Legal Proceedings.”

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

There were a total of 356,767,627 shares of our Class A common stock and Class B common stock outstanding as of June 30, 2023. All shares of our Class A common stock and Class B common stock are freely tradable, except for certain limitations, including with respect to holding periods, on any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

Further, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Sales of our shares pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

In addition, as of June 30, 2023, we had 27,236,428 shares of Class A common stock underlying restricted stock units that were awarded but not yet vested, and stock options outstanding that, if fully exercised, would result in the issuance of 19,961,731 shares of Class B common stock and 23,037,542 shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, and limitations applicable to shares held by our affiliates, the vested restricted stock and shares issued upon exercise of outstanding stock options will be available for immediate resale in the open market.

The dual class structure of our common stock has the effect of concentrating voting control with our directors, executive officers, and certain other holders of our Class B common stock; this will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. As of June 30, 2023, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the voting power of our capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control a number of matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) ten years from the closing of the IPO, and (iii) the date the shares of Class B common stock cease to represent at least 1% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock and could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by the restrictions under the terms of our credit agreement and security agreement. We anticipate that, for the foreseeable future, we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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
•permit the Board of Directors to establish the number of directors and fill any vacancies and newly created directorships;
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

Moreover, Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”) may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

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

Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. In April 2020, we amended and restated our restated bylaws to provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (a “Federal Forum Provision”). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

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

As a public entity, we may be the subject of concerted efforts by short sellers to spread negative information in order to gain a market advantage. In addition, the publication of misinformation may also result in lawsuits, the uncertainty and expense of which could adversely impact our reputation, business, financial condition, and operating results. There are no assurances that we will not face short sellers’ efforts or similar tactics in the future, and the market price of our Class A common stock may decline as a result of their actions.

Risks Related to Our Indebtedness

The Notes are effectively subordinated to our existing and future secured indebtedness and structurally subordinated to the liabilities of our subsidiaries.

Our 0% Convertible Senior Notes due 2026 (the “Notes”) are our senior, unsecured obligations and rank equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. In addition, because none of our subsidiaries guarantee the Notes, the Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. As of June 30, 2023, we had approximately $1.8 billion in total indebtedness ($1.0 billion of which was the Notes) and approximately $400.0 million of available borrowing capacity under the revolving credit facility in our Second Amended and Restated Credit Agreement. Our subsidiaries had no outstanding additional indebtedness as of June 30, 2023. The indenture governing the Notes does not prohibit us or our subsidiaries from incurring additional indebtedness, including senior or secured indebtedness, in the future.

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

In addition, because we intend to settle conversions by paying the conversion value in cash up to the principal amount being converted and any excess in shares, we expect to be eligible to use the treasury stock method to reflect the shares underlying the Notes in our diluted earnings per share. Under this method, if the conversion value of the Notes exceeds their principal amount for a reporting period, we will calculate our diluted earnings per share assuming that all the Notes were converted and that we issued shares of our Class A common stock to settle the excess. However, if reflecting the Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Notes does not exceed their principal amount for a reporting period, the shares underlying the Notes will not be reflected in our diluted earnings per share. In addition, when accounting standards change in the future and we are not permitted to use the treasury stock method, our diluted earnings per share may decline. ASU 2020-06 amends these accounting standards, effective as of the dates referred to above, to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Notes and could materially reduce our reported working capital.

The capped call transactions may affect the value of the Notes and our Class A common stock.

In connection with the Notes, we entered into capped call transactions with certain financial institutions (the “option counterparties”). The capped call transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount upon conversion of any Notes, with such reduction and/or offset subject to a cap.

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

We are subject to counterparty risk with respect to the capped call transactions, and the capped call may not operate as planned.

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

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and operating results and impair our ability to satisfy our obligations under applicable debt agreements.

As of June 30, 2023, we had $1.8 billion of indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

We intend to continue to make investments to support our business growth and may require additional capital to fund our business and to respond to competitive challenges, including the need to promote our products and services, develop new products and services, enhance our existing products, services, and operating infrastructure, and potentially acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. Our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition, and operating results. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our Class A common stock could suffer significant dilution, and any new shares we issue could have rights, preferences, and privileges superior to those of our Class A common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of June 30, 2023, our principal properties included our corporate headquarter offices, field operations and distribution facilities, retail locations and production studio facilities.

We are headquartered in New York City, where we occupy facilities totaling approximately 336,000 square feet under a lease that expires in 2035. We also lease our international corporate headquarters, which is located in London, United Kingdom. We primarily use these facilities for technology, product design, research and development, sales and marketing, supply chain and logistics, finance, legal, human resources, and information technology. We also have our Member Support team located in Plano, Texas.

We lease retail properties in the United States, Canada, the United Kingdom, Germany, and Australia.

Our retail locations and office space are used to support both of our reporting segments (Connected Fitness Products and Subscription) and are suitable and adequate for the conduct of our business. Refer to Note 19 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for further details regarding our segments.

We lease our production studio facilities, which are located in New York City and London, and are used to support our Subscription segment. In addition, we lease and sublease field operations and distribution facilities primarily in North America and Europe, which are used to support our Connected Fitness segment.

In May 2021, we announced plans to build a U.S. manufacturing facility in Troy Township, Ohio, which we called "Peloton Output Park" and is where we had planned to manufacture Connected Fitness Products in addition to our existing manufacturing facilities. In February 2022, as part of the Restructuring Plan, we announced the closing of several assembly and manufacturing plants, including our plans to sell the facility that was intended to be Peloton Output Park. Refer to Part I, Item 1A, “Risk Factors — Risks Related to Our Business — We have experienced, and may continue to experience, delays in the sale of the Ohio industrial facility that was intended to be Peloton Output Park, which could adversely impact our business and financial condition” for more information.

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

Holders of Record
As of July 31, 2023, there were 35 registered holders of our Class A common stock and 74 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy
We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our capital stock for the foreseeable future. Instead, we anticipate that all of our earnings for the foreseeable future will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our Board of Directors and would depend upon various factors, including our operating results, financial condition, and capital requirements, restrictions that may be imposed by applicable law, and other factors deemed relevant by our Board of Directors. In addition, our ability to pay dividends on our common stock is limited by the restrictions under the terms of our credit agreement and security agreement.

Performance Graph
The following performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s 500 Index, the Nasdaq Composite Index and the Nasdaq Computer Index. We have elected to replace the Nasdaq Composite Index with the Nasdaq Computer Index because we believe the new index is more aligned with our peer group and will provide a meaningful comparison of our stock performance going forward. The graph assumes an initial investment of $100 in our common stock at the market close on September 26, 2019, which was our initial trading day. Data for each index assumes reinvestment of dividends.

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

A discussion of our results of operations for our fiscal year ended June 30, 2022 compared to the year ended June 30, 2021 is included our Annual
Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 7, 2022 (File No. 001-39058) under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview
Peloton is a leading global fitness company with a highly engaged community of over 6.5 million Members as of June 30, 2023. A category innovator at the nexus of fitness, technology, and media, Peloton's first-of-its-kind subscription platform seamlessly combines innovative hardware, distinctive software, and exclusive content. Its world-renowned instructors coach and motivate Members to be the best version of themselves anytime, anywhere. We define a “Member” as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid Peloton App Membership, and completes 1 or more completed workouts in the trailing 12 month period. We define a completed workout as either completing at least 50% of an instructor-led class, scenic ride or run, or ten or more minutes of “Just Ride”, “Just Run”, or “Just Row” mode.

Our Connected Fitness Products portfolio includes the Peloton Bike, Bike+, Tread, Tread+, Guide, and Row. Access to the Peloton App is available with an All Access or Guide Membership for Members who have Connected Fitness Products or through a standalone App Membership with multiple Membership tiers. Our revenue is generated primarily from recurring Subscription revenue and the sale of our Connected Fitness Products. We are additionally focused on growing our Paid App subscribers, including through efforts such as our recent branding and App relaunch in May 2023. We define a “Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, who has either paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers) or requested a “pause” to their subscription for up to three months.

Our financial profile has been characterized by strong retention, recurring revenue, and efficient customer acquisition. Our low Average Net Monthly Connected Fitness Churn, together with our high Subscription Contribution Margin, yields an attractive lifetime value (“LTV”) for our Connected Fitness Subscriptions well in excess of our customer acquisition costs (“CAC”). Maintaining an attractive LTV/CAC ratio is a primary goal of our customer acquisition strategy.

Fourth Quarter Fiscal 2023 Update and Recent Developments
Quarterly and Recent Highlights
Operations
Increasing the efficiency of our operations remains a top priority, and we continue to make progress across a range of operational functions. Within our hardware COGS, middle and last mile costs per unit declined 22% year over year in the three months ended June 30, 2023, reflecting our warehouse consolidation efforts and continued collaboration with our third-party logistics partners.

We continue to make progress on reducing costs across our general and administrative (G&A) functions and sales and marketing (S&M). Within G&A, we reduced professional and legal fees (excluding settlements) by over 37% year over year in the three months ended June 30, 2023. We've succeeded in reducing our legal, IT, insurance, and staff augmentation expenses and see opportunity to drive further savings through fiscal year 2024. Reducing the fixed spending portion of our S&M expenses has been a key priority during fiscal year 2023, and we've made substantial progress. In the three months ended June 30, 2023, fixed spending within S&M decreased by over 25% year over year. The largest driver of fixed cost savings is our ongoing reduction of our first-party retail footprint. To date, we've closed 67 retail showrooms, and we will continue optimizing our showroom footprint over the course of fiscal year 2024.

Content, Software and Community
On May 23, 2023, we launched our new App Membership Tiers. Peloton now offers five distinct Membership tiers - three newly launched App Membership Tiers (Free, App One, and App+), as well as the existing All-Access Membership (Connected Fitness Subscription for Peloton equipment owners) and Guide Membership (for Guide owners who don't also own a Peloton Bike, Bike+, Peloton Tread, or Peloton Row). The new App tiers allow beginners and enthusiasts alike to work out with or without equipment – at home, outdoors or at their gym – independently or with instruction.

We also launched Peloton Gym for each of our App tiers. Peloton Gym offers step-by-step, self-guided workouts designed by Peloton Instructors that Members can take to the gym or on the go. As with all of our App features, Peloton Gym leverages our unparalleled Instructor expertise, combined with Member feedback, to enrich our Strength modality experience over time.

For our All-Access Members, we continue to deliver on our promise of an always-improving experience across Bike, Bike+, Tread, Row, and Guide. We expanded upon our gamification experiences by launching Lanebreak on Tread globally. Peloton Tread Members can now engage in an immersive, gaming-inspired workout, an experience that was previously only offered on Bike and Bike+. We also have made iterations to Run

Achievements on Tread, helping Members more easily track and measure their performance. On the personal records page, Tread Members are now able to view their current run achievements alongside their output personal record ("PR").

Building on our successful launch of our Bike/Bike+ rental program in the U.S. and Canada, we were pleased to bring our rental program to Germany, beginning August 9th. While we continue to optimize our rental program, our data continues to show that rentals are incremental to our subscription base, and we’re excited about expanding this low-cost, commitment-free Connected Fitness offering for Members.

We also have been testing and implementing improvements to the discovery experience and personalization algorithms, continuing efforts to showcase new content and help Members better find what they’re looking for with ease. For example, following a successful beta test, in August we launched personalized workout plans for Guide users. Research shows that both Members and prospective Members are looking for more help making progress and staying motivated to their fitness goals. Personalized Plans takes progressive, goal-based plans created by fitness experts and personalizes the recommendations to fit a Member’s interests, starting first with the goal of “Getting Stronger". We also launched 8 new rows of personalized recommendations on Tread and added a new layer of organization within our larger Class Collections (such as Artist Series) on Bike/Bike+, Tread, and Row.

We draw inspiration from the incredible Peloton community every day. Millions strong, the Peloton community drives us to be the best we can be, and their enthusiasm for Peloton led us to create our annual New York based Homecoming event in 2016 to celebrate their achievements and give Members special access to Instructors and unique Peloton experiences. This summer we've re-imagined Homecoming by creating "Peloton on Tour", a five-city, three-country traveling tour. We debuted Peloton on Tour in Los Angeles (July 13-15), then visited Atlanta (August 17-19), and will be visiting Chicago, Berlin and London in the coming months. Participating Members are able to attend live classes, participate in friendly fitness competitions, and join panel discussions and Instructor meet and greets. Member response has been very positive, and we're eager to apply learnings from this inaugural tour so we can continue to evolve our approach to in-person events that celebrate our unique Peloton community.

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

In fiscal year 2023 we continued to take actions to implement the Restructuring Plan. On July 12, 2022, we announced we are exiting all owned-manufacturing operations and expanding our current relationship with Taiwanese manufacturer, Rexon Industrial Corp. Additionally, on August 12, 2022, we announced our decision to perform the following additional restructuring activities: (i) fully transitioning our North American Field Operations to third-party providers, including the significant reduction of our delivery workforce teams; (ii) eliminating a significant number of roles on the North America Member Support team and exiting our real-estate footprints in our Plano and Tempe locations; and (iii) reducing our retail showroom presence.

Total charges related to the Restructuring Plan were $332.4 million for the fiscal year ended June 30, 2023, consisting of cash charges of $85.1 million for severance and other personnel costs and $19.3 million for exit and disposal costs and professional fees, and non-cash charges of $139.3 million related to non-inventory asset write-downs and write-offs, $85.0 million for stock-based compensation expense and $3.7 million for write-offs of inventory related to restructuring activities.

We’ve made progress in achieving goals in each category above. For example, we have reduced our negative Free Cash Flow from $(2.4) billion in the fiscal year ended June 30, 2022 to $(470.0) million in the fiscal year ended June 30, 2023 (and we have reduced our negative Net cash used in operating activities from $(2.0) billion in the fiscal year ended June 30, 2022 to $(387.6) million in the fiscal year ended June 30, 2023). Total operating expenses (excluding Goodwill impairment, Impairment expense, Restructuring expense, and Supplier settlements) decreased 25% year-over-year in fiscal year 2023 and we continue our work in looking for additional efficiencies. As of June 30, 2023, we've closed 66 retail showrooms and we will continue optimizing our showroom footprint over the course of fiscal year 2024. We expect substantial further improvements in fiscal year 2024 in the above as well as a number of other measures by which we measure the success of our Restructuring Plan.

In connection with the Restructuring Plan, we estimate that we will incur additional cash charges of approximately $40.0 million, primarily composed of lease termination and other exit costs, by the end of fiscal year 2024. Additionally, the Company expects to recognize additional non-cash charges of approximately $20.0 million during fiscal year 2024, primarily composed of non-inventory asset impairment charges in connection with the Restructuring Plan.

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

Tread+ and Tread Product Recall Return Reserves and Cost Estimates
On May 5, 2021, we announced separate, voluntary recalls of each of our Tread+ and Tread products in collaboration with the CPSC and halted sales of these products to work on product enhancements. Members were notified that they could return their Tread or Tread+ for a full refund, or wait until a solution is available. We announced a repair for the Tread in August 2021, shortly before resuming sales. In collaboration with the CPSC, on May 18, 2023, we jointly announced approval of a rear guard repair for the recalled Tread+, and which we are in the process of ramping up manufacturing. We will make this rear guard available to our Members who continue to own a Tread+ and, later, resume sales of the Tread+ from our existing inventory with the rear guard installed.

As a result of these recalls, we recognized a reduction to Connected Fitness Products revenue for actual and estimated future returns of $14.6 million, $48.9 million, and $81.1 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively, and a return reserve of $24.4 million and $39.9 million is included within Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets related to the impacts of the recall as of June 30, 2023 and June 30, 2022, respectively. In addition, during the fiscal year ended June 30, 2023, the Company recognized an accrual for the cost associated with the Tread+ rear guard repair based on an amount that was deemed probable and reasonably estimable. We may continue to incur additional costs beyond what we have currently estimated to be probable and reasonably estimable which could include costs for which we have not accrued or established adequate reserves, including increases to the return reserves, inventory write-downs, logistics costs associated with Member requests to return or move their hardware, subscription waiver variable costs of service, anticipated recall-related hardware development and repair costs, and related legal and advisory fees. Recall charges are based upon estimates associated with our expected and historical consumer response rates.

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

Bike Seat Post Recall
In May 2023, in collaboration with the CPSC, we announced a voluntary recall of the original Peloton model Bikes (not Bike+) seat posts sold in the U.S. from January 2018 to May 2023. We are offering Members a replacement seat post as the approved repair. As a result of this recall, we recognized $48.4 million for the cost to replace the bike seat posts based on an amount that was deemed probable and reasonably estimable, reflected in Connected Fitness Products cost of revenue in our Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended June 30, 2023. As of June 30, 2023, accruals of $42.2 million were included within Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheet. We expect to incur the majority of the cost to replace affected Bike seat posts in the first six months of fiscal year 2024.

We may continue to incur additional costs beyond what we have currently estimated to be probable and estimable, including if the number of reported incidents materially increases. See “Risk Factors - Risks Related to Our Connected Fitness Products and Members — Our products and services may be affected from time to time by design and manufacturing defects or product safety issues, real or perceived, that could adversely affect our business and result in harm to our reputation.”
Key Operational and Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Fiscal Year Ended June 30,
	2023	2022	2021
Ending Connected Fitness Subscriptions	3,077,779	2,965,677	2,330,700
Average Net Monthly Connected Fitness Churn	1.2%	1.0%	0.6%
Subscription Gross Profit (in millions)	$1,122.1	$944.7	$541.7
Subscription Contribution (in millions)(1)	$1,201.8	$994.2	$586.5
Subscription Gross Margin	67.2%	67.7%	62.1%
Subscription Contribution Margin(1)	72.0%	71.3%	67.2%
Net loss (in millions)	$(1,261.7)	$(2,827.7)	$(189.0)
Adjusted EBITDA (in millions)(2)	$(208.5)	$(982.7)	$253.7
Net Cash Used in Operating Activities (in millions)	$(387.6)	$(2,020.0)	$(239.7)
Free Cash Flow (in millions)(3)	$(470.0)	$(2,357.4)	$(491.9)
______________________________
(1) Please see the section titled “Non-GAAP Financial Measures—Subscription Contribution and Subscription Contribution Margin” for a reconciliation of Subscription Gross Profit to Subscription Contribution and an explanation of why we consider Subscription Contribution and Subscription Contribution Margin to be helpful measures for investors.
(2) Please see the section titled “Non-GAAP Financial Measures—Adjusted EBITDA” for a reconciliation of Net loss to Adjusted EBITDA and an explanation of why we consider Adjusted EBITDA to be a helpful measures for investors.
(3) Please see the section titled “Non-GAAP Financial Measures—Free Cash Flow” for a reconciliation of net cash used in operating activities to Free Cash Flow and an explanation of why we consider Free Cash Flow to be a helpful measures for investors.

Connected Fitness Subscriptions
Our ability to expand the number of Connected Fitness Subscriptions is an indicator of our market penetration and growth. We define a “Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, who has either paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers) or has paused their subscription for up to three months. We do not include canceled or unpaid Connected Fitness Subscriptions in the Connected Fitness Subscription count, with the exception of paused Connected Fitness Subscriptions. A subscription is canceled and ceases to be reflected in the above metrics as of the effective cancellation date, which is the Member’s next scheduled billing date.

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

Upcoming changes to our reporting metrics
Starting in fiscal year 2024, we are making changes to our reported operating metrics. We will no longer include paused Connected Fitness subscriptions in our new Ending Paid Connected Fitness Subscriptions metric, and will now treat a pause action as a churn event in our Average Net Monthly Paid Connected Fitness Subscription Churn as described below. In the first quarter of fiscal 2024, we also plan to report a new metric, Average Monthly Paid App Subscription Churn. These changes are designed to align our reported metrics more closely with our strategic priorities and provide additional disclosure for investors.

Ending Paid Connected Fitness Subscriptions

Ending Paid Connected Fitness Subscriptions will include all Connected Fitness Subscriptions for which we are currently receiving payment (a successful credit card billing or prepaid subscription credit or waiver). Historically, we have included a Connected Fitness Subscription that is paused for up to three months as a Connected Fitness Subscription. Because there is no payment on a paused subscription, we will no longer include paused Connected Fitness Subscriptions in our Ending Paid Connected Fitness Subscription count. The below table compares how Ending Paid Connected Fitness Subscriptions compares to our previous definition:

	Three Months Ended
	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023
Ending Connected Fitness Subscriptions(1)	2,973,371	3,033,352	3,107,121	3,077,779
Less: Ending Paused Connected Fitness Subscriptions	(55,054)	(54,170)	(51,902)	(80,336)
Ending Paid Connected Fitness Subscriptions(2)	2,918,317	2,979,182	3,055,219	2,997,443
______________________________
(1) Legacy reporting metric
(2) New reporting metric starting in the first quarter of fiscal 2024

As of June 30, 2023, the number of our Ending Paused Connected Fitness Subscriptions increased by 55% versus March 31, 2023. While we historically experience a seasonal increase in the number of paused subscriptions in the three months ended June 30, 2023, we believe a significant portion of this year's outsized increase was related to our seat post recall announced on May 11, 2023, as some Members chose to pause their subscriptions while awaiting the delivery of their replacement seat post.

Average Net Monthly Paid Connected Fitness Subscription Churn

To align with the new definition of Ending Paid Connected Fitness Subscriptions above, our new quarterly Average Net Monthly Paid Connected Fitness Subscription Churn will be calculated as follows: Paid Connected Fitness Subscriber "churn count" in the quarter, divided by the average number of beginning Paid Connected Fitness Subscribers each month, divided by three months. "Churn count" is defined as quarterly CF Subscription churn events minus CF Subscription unpause events minus CF Subscription reactivations.

We refer to any cancellation or pausing of a subscription for our All Access Membership as a churn event. Because we do not receive payment for paused Connected Fitness Subscriptions, a paused Connected Fitness Subscription will now be treated as a churn event at the time the pause goes into effect, which is the start of the next billing cycle. An unpause event occurs when a pause period elapses without a cancellation and the Connected Fitness Subscription resumes, and is therefore counted as a reduction in our churn count in that period. Consistent with our previous practice, our churn count will be shown net of reactivations and our new quarterly Average Net Monthly Paid Connected Fitness Subscription Churn metric will average the monthly Connected Fitness churn percentage across the three months of the reported quarter.

To date, we have reported Average Net Monthly Connected Fitness Churn, which is defined as Connected Fitness Subscription cancellations, net of reactivations, in the quarter, divided by the average number of beginning Connected Fitness Subscriptions in each month, divided by three months. This metric does not treat a pause of a Connected Fitness Subscription as a churn event. When a Connected Fitness Subscription payment method fails, we communicate with our Members to update their payment method and make multiple attempts over several days to charge the payment method on file and reactivate the subscription. We cancel a Member's Connected Fitness Subscription when it remains unpaid for two days after their billing cycle date.

Furthermore, we have reported our Average Net Monthly Connected Fitness Churn metric net of reactivations. Under this metric, a Connected Fitness Subscriber that cancels their membership (a churn event) and resubscribes in a subsequent period is considered a reactivation and is counted as a reduction in our churn count in the period during which the Subscriber resubscribes. The table below compares how Average Net Monthly Paid Connected Fitness Churn compares to our previous definition:

	Three Months Ended
	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023
Average Net Monthly Connected Fitness Churn(1)	1.1%	1.1%	1.1%	1.4%
Average Net Monthly Paid Connected Fitness Subscription Churn(2)	1.2%	1.2%	1.1%	1.8%
______________________________
(1) Legacy reporting metric
(2) New reporting metric starting in the first quarter of fiscal 2024

In the three months ended June 30, 2023, our Average Net Monthly Paid Connected Fitness Subscription churn reflects a seasonal increase in the number of paused subscriptions as well as an outsized increase in paused subscriptions related to our seat post recall, as we believe some Members chose to pause their subscriptions while awaiting the delivery of their replacement seat post. These metrics do not include data related to our App One Subscribers and App+ Subscribers.

Ending Paid App Subscriptions
Ending Paid App Subscriptions will include all App One and App+ subscriptions for which we are currently receiving payment.

Average Monthly Paid App Subscription Churn

When a Subscriber to App One or App+ cancels their membership (a churn event) and resubscribes in a subsequent period, the resubscription will be considered a new subscription (rather than a reactivation that is counted as a reduction in our churn count). Average Paid App Subscription Churn will be calculated as follows: Paid App Subscription cancellations in the quarter, divided by the average number of beginning Paid App Subscriptions each month, divided by three months.

Components of our Results of Operations
Revenue
Connected Fitness Products
Connected Fitness Products revenue consists of sales of our portfolio of Connected Fitness Products and related accessories, delivery and installation services, branded apparel, extended warranty agreements, and the sale, service, installation, and delivery contracts of our commercial business. Connected Fitness Products revenue is recognized at the time of delivery, except for extended warranty revenue that is recognized over the warranty period and service revenue that is recognized over the term, and is recorded net of returns and discounts and third-party financing program fees, when applicable.

Subscription
Subscription revenue consists of revenue generated from our monthly Connected Fitness Subscription and Peloton App subscription.

As of June 30, 2023, 99% and 81% of our Connected Fitness Subscription and Peloton App subscription bases, respectively, were paying month to month.

If a Connected Fitness Subscription owns a combination of a Bike, Tread, Guide or Row product in the same household, the price of the Subscription remains $44 monthly (price increased from $39 to $44 USD effective as of June 1, 2022). As of June 30, 2023, approximately 8% of our Connected Fitness Subscriptions owned both a Bike and Tread product.

Cost of revenue
Connected Fitness Products
Connected Fitness Products cost of revenue consists of our portfolio of Connected Fitness Products and branded apparel product costs, including duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement and service costs, fulfillment costs, warehousing costs, depreciation of property and equipment, and certain costs related to management, facilities, and personnel-related expenses associated with supply chain logistics.

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

Goodwill impairment
Goodwill impairment consists of non-cash impairment charges relating to goodwill. We review goodwill for impairment annually on April 1 and more frequently if events or changes in circumstances indicate that an impairment may exist. In conducting our annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded.

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

Non-operating income and expenses
Other (expense) income, net
Other (expense) income, net consists of interest (expense) income, unrealized and realized gains (losses) on investments, and foreign exchange gains (losses).

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

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$1,130.2	$2,187.5	$3,149.6
Subscription	1,670.1	1,394.7	872.2
Total revenue	2,800.2	3,582.1	4,021.8
Cost of revenue(1)(2)
Connected Fitness Products	1,328.8	2,433.8	2,236.9
Subscription	547.9	450.0	330.5
Total cost of revenue	1,876.7	2,883.8	2,567.4
Gross profit	923.5	698.4	1,454.4
Operating expenses
Sales and marketing(1)(2)	648.2	1,018.9	728.3
General and administrative(1)(2)	798.1	963.4	661.8
Research and development(1)(2)	318.4	359.5	247.6
Goodwill impairment	—	181.9	—
Impairment expense	144.5	390.5	4.5
Restructuring expense(1)	189.4	180.7	—
Supplier settlements	22.0	337.6	—
Total operating expenses	2,120.6	3,432.4	1,642.2
Loss from operations	(1,197.1)	(2,734.0)	(187.8)
Other expense, net:
Interest expense	(97.1)	(43.0)	(14.8)
Interest income	26.4	2.3	7.9
Foreign exchange gain (loss)	7.0	(31.8)	(3.5)
Other income (expense), net	2.9	(1.5)	0.1
Total other expense, net	(60.9)	(74.1)	(10.4)
Loss before provision (benefit) for income taxes	(1,258.0)	(2,808.1)	(198.2)
Income tax expense (benefit)	3.7	19.6	(9.2)
Net loss	$(1,261.7)	$(2,827.7)	$(189.0)

____________________

(1) Includes stock-based compensation expense as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in millions)
Cost of revenue
Connected Fitness Products	$14.3	$20.2	$12.6
Subscription	42.8	22.7	25.9
Total cost of revenue	57.1	42.9	38.5
Sales and marketing	28.9	30.5	26.2
General and administrative	167.2	152.4	102.1
Research and development	66.7	46.0	27.2
Restructuring expense	85.0	56.5	—
Total stock-based compensation expense	$405.0	$328.4	$194.0

On July 1, 2022, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved accelerating the vesting requirement for unvested restricted stock units held by certain employees by one year. This applied to eligible unvested restricted stock units that had more than eight quarterly vesting dates remaining in their vesting schedule. The acceleration resulted in approximately $35.6 million of stock-based compensation expense being pulled forward and recognized in the fiscal year ended June 30, 2023. Additionally, on July 1, 2022, the Compensation Committee approved a one-time repricing of certain stock option awards that had been granted to date under the 2019 Equity Incentive Plan (the “2019 Plan”). The repricing impacted stock options held by all employees who remained employed through July 25, 2022. The repricing did not apply to our U.S.-based hourly employees (or employees with equivalent roles in non-U.S. locations) or our C-level executives. The modification resulted in incremental stock-based compensation expense of $21.9 million in the aggregate.
____________________
(2) Includes depreciation and amortization expense as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in millions)
Cost of revenue
Connected Fitness Products	$18.7	$20.0	$7.7
Subscription	36.9	26.8	19.0
Total cost of revenue	55.5	46.8	26.7
Sales and marketing	31.1	29.6	14.3
General and administrative	26.3	45.7	13.0
Research and development	11.4	20.7	9.9
Total depreciation and amortization expense	$124.3	$142.8	$63.8
Comparison of the fiscal years ended June 30, 2023 and 2022
Revenue

	Fiscal Year Ended June 30,
	2023	2022	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$1,130.2	$2,187.5	(48.3)%
Subscription	1,670.1	1,394.7	19.7
Total revenue	$2,800.2	$3,582.1	(21.8)%
Percentage of revenue
Connected Fitness Products	40.4%	61.1%
Subscription	59.6	38.9
Total	100.0%	100.0%

Fiscal Years Ended June 30, 2023 and 2022
Connected Fitness Products revenue decreased $1,057.3 million for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022. This decrease was primarily attributable to fewer deliveries and promotional pricing, partially offset by new Connected Fitness products and sales channels launched during the fiscal year ended June 30, 2023.

Subscription revenue increased $275.4 million for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022. This increase was primarily attributable to the year-over-year growth in our Connected Fitness Subscriptions and the price increase of the All-Access Membership fee from $39 to $44, effective as of June 1, 2022. The growth of our Connected Fitness Subscriptions was primarily driven by the number of Connected Fitness Products delivered during the fiscal year ended June 30, 2023 under new Subscriptions and our low Average Net Monthly Connected Fitness Churn of 1.2% for the fiscal year ended June 30, 2023.

Cost of Revenue, Gross Profit, and Gross Margin

	Fiscal Year Ended June 30,
	2023	2022	% Change
	(dollars in millions)
Cost of Revenue:
Connected Fitness Products	$1,328.8	$2,433.8	(45.4)%
Subscription	547.9	450.0	21.8
Total cost of revenue	$1,876.7	$2,883.8	(34.9)%
Gross Profit:
Connected Fitness Products	$(198.6)	$(246.3)	(19.4)%
Subscription	1,122.1	944.7	18.8
Total Gross profit	$923.5	$698.4	32.2%
Gross Margin:
Connected Fitness Products	(17.6)%	(11.3)%
Subscription	67.2%	67.7%

Fiscal Years Ended June 30, 2023 and 2022

Connected Fitness Products cost of revenue for the fiscal year ended June 30, 2023 decreased $1,105.0 million, or 45.4%, compared to the fiscal year ended June 30, 2022. This decrease was primarily driven by fewer deliveries for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022.

Our Connected Fitness Products Gross Margin decreased to (17.6)% from (11.3)% for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022, primarily driven by a reduction in selling price and fewer deliveries, partially offset by lower inventory reserves and reduced payroll expenses resulting from restructuring efforts.

Subscription cost of revenue for the fiscal year ended June 30, 2023 increased $98.0 million, or 21.8%, compared to the fiscal year ended June 30, 2022. This increase was primarily driven by an increase of $55.9 million in music royalties driven by an increase in subscribers, an increase of $20.2 million in stock-based compensation expenses, primarily driven by the acceleration of certain restricted stock unit vesting schedules, an increased number of awards vesting, and the repricing of certain stock option awards, and an increase of $10.1 million in depreciation and amortization expenses.

Subscription Gross Margin remained consistent for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022.

Operating Expenses
Sales and Marketing

	Fiscal Year Ended June 30,
	2023	2022	% Change
	(dollars in millions)
Sales and marketing	$648.2	$1,018.9	(36.4)%
As a percentage of total revenue	23.1%	28.4%

Fiscal Years Ended June 30, 2023 and 2022

Sales and marketing expense decreased $370.7 million in the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022. The decrease was primarily due to decreases in spending on advertising and marketing programs of $287.6 million and decreases in personnel-

related expenses of $49.0 million, primarily due to decreased average headcount as we rapidly restructured our operations throughout fiscal 2022.

General and Administrative

	Fiscal Year Ended June 30,
	2023	2022	% Change
	(dollars in millions)
General and administrative	$798.1	$963.4	(17.2)%
As a percentage of total revenue	28.5%	26.9%
Fiscal Years Ended June 30, 2023 and 2022

General and administrative expense decreased $165.3 million in the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022, primarily due to a decrease of $136.8 million in professional fees, driven by decreases in legal, accounting and consulting fees, partially offset by the Dish legal settlement of $75.0 million, a decrease in personnel-related expenses of $51.5 million, primarily due to decreased average headcount, and a decrease of $19.5 million in depreciation and amortization expense.

Research and Development

	Fiscal Year Ended June 30,
	2023	2022	% Change
	(dollars in millions)
Research and development	$318.4	$359.5	(11.4)%
As a percentage of total revenue	11.4%	10.0%
Fiscal Years Ended June 30, 2023 and 2022

Research and development expense decreased $41.1 million, or 11.4% in the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022. The decrease was primarily due to a decrease in personnel-related expenses of $25.5 million, which was primarily related to decreased average headcount, a decrease of $16.0 million in product development and research costs associated with development of new software features and products, a decrease of $9.5 million driven by decreased costs associated with software and web platform costs and a decrease in depreciation and amortization expense of $9.2 million. The decrease was partially offset by a $20.7 million increase in stock-based compensation expense, primarily driven by an acceleration of certain restricted stock unit vesting schedules, the repricing of certain stock option awards and an increased number of awards vesting.

Goodwill impairment

	Fiscal Year Ended June 30,
	2023	2022	% Change
	(dollars in millions)
Goodwill impairment	$—	$181.9	NM*
___________________________
*NM - not meaningful

Fiscal Years Ended June 30, 2023 and 2022

We review goodwill for impairment annually on April 1 and more frequently if events or changes in circumstances indicate that an impairment may exist (“a triggering event”). No goodwill impairment was recorded for the fiscal year ended June 30, 2023. During the fiscal year ended June 30, 2022, management identified various qualitative factors that, collectively, indicated we had a triggering event, including (i) softening demand; (ii) increased costs of inventory and logistics; and (iii) sustained decrease in stock price. The Company performed a valuation of the Connected Fitness Products reporting unit using liquidation value and discounted cash flow methodologies. These forecasts and assumptions are highly subjective. See “Risk Factors—Risks Related to Our Business—If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected”. Given the results of our quantitative assessment, we determined that the Connected Fitness Products reporting unit’s goodwill was impaired. During the fiscal year ended June 30, 2022, we recognized a goodwill impairment charge of $181.9 million representing the entire amount of goodwill related to the Connected Fitness Products reporting unit in the Connected Fitness Products Segment.

Impairment expense

	Fiscal Year Ended June 30,
	2023	2022	% Change
	(dollars in millions)
Impairment expense	$144.5	$390.5	(63.0)%

Fiscal Years Ended June 30, 2023 and 2022

Impairment expense decreased $245.9 million, or 63.0% in the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022. This decrease was primarily due to no write-offs of acquired developed technology, brand, distributor and customer relationships, and assembled workforce intangible assets during the fiscal year ended June 30, 2023 compared to $165.6 million during the fiscal year ended June 30, 2022, and a decrease in Connected Fitness asset group write-offs of $64.3 million.

Restructuring expense

	Fiscal Year Ended June 30,
	2023	2022	% Change
	(dollars in millions)
Restructuring expense	$189.4	$180.7	4.8%

Fiscal Years Ended June 30, 2023 and 2022

Restructuring expense increased $8.7 million in the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022, primarily related to an increase of $28.5 million of stock-based compensation expense, driven by incremental stock-based compensation expense from modifications of the post-termination period during which certain former employees may exercise outstanding stock options and the acceleration of certain restricted stock unit vesting schedules pursuant to severance arrangements, and an increase of $4.2 million in exit and disposal costs and professional fees. These increases were partially offset by a decrease of $24.0 million in cash severance and other personnel costs.

Supplier settlements

	Fiscal Year Ended June 30,
	2023	2022	% Change
	(dollars in millions)
Supplier settlements	$22.0	$337.6	(93.5)%

Fiscal Years Ended June 30, 2023 and 2022

Supplier settlements decreased $315.6 million in the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022, due to settlement and related costs paid to third-party suppliers to terminate certain future inventory purchase commitments, the majority of which were accrued for during the fiscal year ended June 30, 2022.

Total Other Expense, Net and Income Tax Expense

	Fiscal Year Ended June 30,
	2023	2022	% Change
	(dollars in millions)
Interest Expense	$(97.1)	$(43.0)	125.8%
Interest Income	26.4	2.3	1,062.5%
Foreign exchange gains (losses)	7.0	(31.8)	NM*
Other income (expense), net	2.9	(1.5)	NM*
Income tax expense (benefit)	3.7	19.6	(81.3)%
___________________________
*NM - not meaningful

Fiscal Years Ended June 30, 2023 and 2022
Total other expense, net, was comprised of the following for the fiscal year ended June 30, 2023:

•Interest expense primarily related to the Term Loan, the Notes, and deferred financing costs of $97.1 million;
•Interest income from cash, cash equivalents, and short-term investments of $26.4 million;
•Foreign exchange gains of $7.0 million; and
•Other income, net of $2.9 million.

Total other expense, net, was comprised of the following for the fiscal year ended June 30, 2022:

•Interest expense primarily related to the Notes, the Term Loan, and deferred financing costs of $43.0 million;
•Interest income from cash, cash equivalents, and short-term investments of $2.3 million;
•Foreign exchange losses of $31.8 million; and
•Other expense, net of $1.5 million.

Income tax expense for the fiscal year ended June 30, 2023 of $3.7 million was primarily due to state and international taxes.
Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance.
Adjusted EBITDA
We calculate Adjusted EBITDA as net (loss) income adjusted to exclude: other expense (income), net; income tax expense (benefit); depreciation and amortization expense; stock-based compensation expense; goodwill impairment; impairment expense; product recall related matters; certain litigation and settlement expenses; transaction and integration costs; reorganization, severance, exit, disposal and other costs associated with restructuring plans; supplier settlements; and other adjustment items that arise outside the ordinary course of our business.
We use Adjusted EBITDA as a measure of operating performance and the operating leverage in our business. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

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
•Our management uses Adjusted EBITDA in conjunction with financial measures prepared in accordance with GAAP for planning purposes, including the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance; and
•Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of our core operating results, and may also facilitate comparisons with other peer companies, many of which use a similar non-GAAP financial measure to supplement their GAAP results.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are, or may in the future be, as follows:

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
•Adjusted EBITDA does not reflect non-recurring supplier settlements; and
•The expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results and we may, in the future, exclude other significant, unusual expenses or other items from this financial measure. Because companies in our industry may calculate this measure differently than we do, its usefulness as a comparative measure can be limited.

Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Adjusted EBITDA

	Fiscal Year Ended June 30,
	2023	2022	2021
	(dollars in millions)
Net loss	$(1,261.7)	$(2,827.7)	$(189.0)
Adjusted to exclude the following:
Total other expense, net	60.9	74.1	10.4
Income tax expense (benefit)	3.7	19.6	(9.2)
Depreciation and amortization expense	124.3	142.8	63.8
Stock-based compensation expense	319.9	271.8	194.0
Goodwill impairment	—	181.9	—
Impairment expense	144.5	390.5	4.5
Restructuring expense	193.0	237.5	—
Supplier settlements	22.0	337.6	—
Product recall related matters(1)	80.9	62.3	100.0
Litigation and settlement expenses(2)	102.8	118.6	35.8
Other adjustment items	1.0	8.4	43.4
Adjusted EBITDA	$(208.5)	$(982.7)	$253.7
______________________
(1) Represents adjustments and charges associated with product recall related matters, as well as accrual adjustments. These include recorded costs in Connected Fitness Products cost of revenue associated with recall related matters of $61.6 million, zero, and zero, adjustments to Connected Fitness Products revenue for actual and estimated future returns of $14.6 million, $48.9 million and $81.1 million, recorded costs in Connected Fitness Products cost of revenue associated with inventory write-downs and logistics costs of $2.5 million, $8.1 million and $15.7 million, and operating expenses of $2.3 million, $5.4 million and $3.2 million associated with recall-related hardware development costs, in each case for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.
(2) Includes Dish settlement accrual of $75.0 million and other litigation-related expenses and settlements for certain non-recurring patent infringement litigation, securities litigation, and consumer arbitration for the fiscal year ended June 30, 2023. Includes litigation-related expenses for certain non-recurring patent infringement litigation, consumer arbitration, and product recalls for the fiscal years ended June 30, 2023, 2022 and 2021.

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

The following table presents a reconciliation of Subscription Contribution to Subscription Gross Profit, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2023	2022	2021
	(dollars in millions)
Subscription Revenue	$1,670.1	$1,394.7	$872.2
Less: Cost of Subscription	547.9	450.0	330.5
Subscription Gross Profit	$1,122.1	$944.7	$541.7
Subscription Gross Margin	67.2%	67.7%	62.1%
Add back:
Depreciation and amortization expense	$36.9	$26.8	$19.0
Stock-based compensation expense	42.8	22.7	25.9
Subscription Contribution	$1,201.8	$994.2	$586.5
Subscription Contribution Margin	72.0%	71.3%	67.2%

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

The following table presents a reconciliation of Free Cash Flow to Net cash used in operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in millions)
Net cash used in operating activities	$(387.6)	$(2,020.0)	$(239.7)
Capital expenditures and capitalized internal-use software development costs	(82.4)	(337.3)	(252.2)
Free Cash Flow	$(470.0)	$(2,357.4)	$(491.9)

Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, and term loan, as well as cash flows from operating activities. As of June 30, 2023, we had Cash and cash equivalents of approximately $813.9 million.

We anticipate capital expenditures over the next 12 months which include investments in content and our studios, product development and systems implementation, partially offset by any proceeds from the expected eventual sale of Peloton Output Park.

We believe our existing cash and cash equivalent balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, timing to adjust our supply chain and cost structures in response to material fluctuations in product demand, timing and amount of spending related to acquisitions, the timing and amount of spending on research and development, the timing and financial impact of product recalls, sales and marketing activities, the timing of new product introductions, market acceptance of our Connected Fitness Products, timing and investments needed for international expansion, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

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

In fiscal year 2023 we continued to take actions to implement the Restructuring Plan. On July 12, 2022, we announced we are exiting all owned-manufacturing operations and expanding our current relationship with Taiwanese manufacturer Rexon Industrial Corporation. Additionally, on August 12, 2022, we announced the decision to perform the following additional restructuring activities: (i) fully transitioning our North American Field Operations to third-party providers, including the significant reduction of our delivery workforce teams; (ii) eliminating a significant number of roles on the North America Member Support team and exiting our real-estate footprints in our Plano and Tempe locations; and (iii) reducing our retail showroom presence.

Total charges related to the Restructuring Plan were $332.4 million for fiscal year ended June 30, 2023 consisting of cash charges of $85.1 million for severance and other personnel costs and $19.3 million for exit and disposal costs and professional fees, and non-cash charges of $139.3 million related to non-inventory asset write-downs and write-offs, $85.0 million for stock-based compensation expense and $3.7 million for write-offs of inventory related to restructuring activities.

In connection with the Restructuring Plan, we estimate that we will incur additional cash charges of approximately $40.0 million, primarily composed of lease termination and other exit costs, by the end of fiscal year 2024. Additionally, the Company expects to recognize additional non-cash charges of approximately $20.0 million during fiscal year 2024, primarily composed of non-inventory asset impairment charges in connection with the Restructuring Plan.

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

The Second Amended and Restated Credit Agreement also provided for a $500.0 million revolving credit facility (the “Revolving Facility”), $35.0 million of which would mature on June 20, 2024 (the “Non-Consenting Commitments”), with the rest ($465.0 million) maturing on December 10, 2026 (the “Consenting Commitments”) or if the Springing Maturity Condition is met and the Term Loan is outstanding on such date, the Springing Maturity Date. On August 24, 2022, the Company amended the Second Amended and Restated Credit Agreement (the “First Amendment”) such that the Company is only required to meet the total liquidity covenant, set at $250.0 million (the “Liquidity Covenant”), and the total revenues covenant, set at $3.0 billion for the four-quarter trailing period, to the extent any revolving loans are borrowed and outstanding. On May 2, 2023, the Company further amended the Second Amended and Restated Credit Agreement (the “Second Amendment”) to, among other things, (i) reduce the aggregate revolving credit commitments from $500.0 million to $400.0 million, with the Non-Consenting Commitments reduced to $28.0 million and the Consenting Commitments reduced to $372.0 million, and (ii) remove the covenant requiring the Company to maintain a minimum total four-quarter revenue level of $3.0 billion at any time when revolving loans are outstanding. Following the Second Amendment, borrowings under the Revolving Facility are limited to the lesser of (a) $400.0 million and (b) an amount equal to our “Subscription” revenue for our most recently completed fiscal quarter. The Liquidity Covenant will be replaced with a covenant to maintain a minimum secured debt to adjusted EBITDA ratio upon our meeting a specified adjusted EBITDA threshold.

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

As of June 30, 2023, the Company had not drawn on our Revolving Facility and as such did not have to test the financial covenants under the Second Amended and Restated Credit Agreement. As of June 30, 2023, the Company had drawn the full amount of the Term Loan, and therefore had $742.5 million total outstanding borrowings under the Second Amended and Restated Credit Agreement. As of June 30, 2023, the Company had outstanding letters of credit totaling $71.6 million, which is classified as Restricted cash on the Consolidated Balance Sheet. Upon entering into the Term Loan, the effective interest rate was 10.2%. On each of November 25, 2022 and May 25, 2023 the rate was updated to 13.7% and 14.3%, respectively.

Cash Flows

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in millions)
Net cash used in operating activities	$(387.6)	$(2,020.0)	$(239.7)
Net cash (used in) provided by investing activities	(69.9)	153.3	(585.1)
Net cash provided by financing activities	76.8	2,015.1	916.8
Operating Activities
Net cash used in operating activities of $387.6 million for the fiscal year ended June 30, 2023 was primarily due to a net loss of $1,261.7 million, partially offset by an increase in non-cash adjustments of $760.2 million and a net decrease in operating assets and liabilities of $113.8 million. The decrease in cash used in operating activities was primarily due to a $537.5 million decrease in inventory, partially offset by a $347.2 million decrease in accounts payable and accrued expenses as a result of lower accrued legal settlement costs, lower supplier settlements owed, and decreased inventory spending, and an $89.9 million decrease in net operating lease liabilities due to lease payments and lease terminations. Non-cash adjustments primarily consisted of stock-based compensation expense, depreciation and amortization, long-lived asset impairment expense, and non-cash operating lease expense.

Investing activities
Net cash used in investing activities of $69.9 million for the fiscal year ended June 30, 2023 was primarily related to $82.4 million used for capital expenditures, primarily related to software development and the build out of our studios, warehouses, and offices, partially offset by $12.4 million of proceeds from sales of net assets.

Financing activities
Net cash provided by financing activities of $76.8 million for the fiscal year ended June 30, 2023 was primarily related to exercises of stock options of $79.8 million and $6.9 million in net proceeds from withholdings under the 2019 Employee Stock Purchase Plan, partially offset by $7.5 million in principal repayments of the Term Loan.

Commitments
As of June 30, 2023, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$883.1	$115.5	$199.0	$170.4	$398.2
Minimum guarantees (2)	185.5	131.6	53.8	—	—
Unused credit facility fee payments (3)	5.0	1.3	3.0	0.7	—
Other purchase obligations (4)	136.0	54.6	69.1	12.3	—
Convertible senior notes (5)	1,000.0	—	1,000.0	—	—
Term loan (5)	742.5	7.5	15.0	720.0	—
Total	$2,952.2	$310.5	$1,340.0	$903.4	$398.2
______________________
(1) Lease obligations relate to our office space, warehouses, retail locations, production studios, and equipment. The original lease terms are between one and 21 years, and the majority of the lease agreements are renewable at the end of the lease period. The Company has finance lease obligations of $0.7 million, also included above.
(2) We are subject to minimum royalty payments associated with our license agreements for the use of licensed content. See “Risk Factors — Risks Related to Our Business— We depend upon third-party licenses for the use of music in our content. An adverse change to, loss of, or claim that we do not hold necessary licenses may have an adverse effect on our business, operating results, and financial condition.”

(3) Pursuant to the Second Amended and Restated Credit Agreement, we are required to pay a commitment fee of 0.325% and 0.375% on a quarterly basis based on the unused portion of the Revolving Facility for the revolving loans maturing on December 10, 2026 and June 20, 2024, respectively. As of June 30, 2023, we had outstanding letters of credit totaling $71.6 million.
(4) Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to cloud computing costs.
(5) Refer to Note 12 - Debt in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further details regarding our Notes and Term Loan obligations.

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

As of June 30, 2023, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were estimated to be approximately $174.6 million. See “Risk Factors—Risks Related to Our Business—Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.”

Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of June 30, 2023.
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
Revenue Recognition
The Company’s primary sources of revenue are our recurring content Subscription revenue, and revenue from the sales of our Connected Fitness Products and related accessories, as well as Precor branded fitness products, delivery and installation services.

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

There is not significant judgement required in the determination of performance obligations, allocation of our transaction price, or the recognition of revenue. See further discussion in Note 3 - Revenue in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

As described in Note 13 - Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, the Company announced voluntary recalls of the Company's Tread+ and Tread products, permitting customers to return the products for a refund. The amount of a refund customers are eligible to receive may differ based on the status of an approved remediation of the issue driving the recall, and the age of the Connected Fitness product being returned. We estimate return reserves primarily based on historical and expected product returns, product warranty, and service call trends. We also consider current trends in consumer behavior in order to identify correlations to current trends in returns. However, with current uncertainty in the global economy, negative press and general sentiment surrounding Peloton’s post-pandemic business and financial performance, predicting expected product returns based on historical returns becomes less relevant, requiring reliance on highly subjective estimates based on our interpretation of how current conditions and factors will drive consumer behavior.

On October 18, 2022, the CPSC and the Company jointly announced that consumers have more time to get a full refund if they wish to return their Tread+. With the extension of the full refund period for one additional year, to November 6, 2023, the Company previously estimated that more Members would opt for a full refund, and accordingly increased the Company’s return reserve during the fiscal year ended June 30, 2023. As a result of these recalls, we have recorded return provisions as a reduction to Connected Fitness Products revenue of $14.6 million, $48.9 million, and $81.1 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively. As of June 30, 2023 and June 30, 2022, our returns reserve related to the impacts of the recalls was $24.4 million and $39.9 million, respectively.

Product Recall Related Matters
The Company accrues cost of product recalls and potential corrective actions based on management estimate of when it is probable that a liability has been incurred and the amount can be reasonably estimated, which occurs when management commits to a corrective action plan or when required by regulatory requirements. Costs of product recalls and corrective actions are recognized in Connected Fitness Products cost of revenue, which may include the cost of the development of the product being replaced, logistics costs, and other related costs such as product scrap cost, inventory write-down and cancellation of any supplier commitments. The accrued cost is based on management’s estimate of the cost to repair each affected product and the estimated number of products to be repaired based on actions taken by the impacted customers. Estimating both cost to repair each affected product and the number of units to be repaired is highly subjective and requires significant management judgment. Based on information that is currently available, management believes that the accruals are adequate. It is possible that substantial additional charges may be required in future periods based on new information, changes in facts and circumstances, and actions the Company may commit to or be required to undertake. During the fiscal year ended June 30, 2023, the Company accrued an additional $64.1 million liability related to its product recall related matters. As of June 30, 2023 and June 30, 2022, accruals related to product recall related matters were $63.4 million and $1.8 million, respectively.

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
Product Warranty
We offer a standard product warranty that our Connected Fitness Products and Precor branded fitness products will operate under normal, non-commercial use for a period of one year covering the touchscreen and most original Bike, Bike+, Tread, Tread+, Row, and Guide components from the date of original delivery. We have the obligation, at our option, to either repair or replace the defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices. Our products are manufactured by contract manufacturers, and in certain cases, we may have recourse to such contract manufacturers.

We also offer the option for customers in some markets to purchase a third-party extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Products for an additional period of 12 to 36 months.

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
Intangible assets other than goodwill are comprised of acquired developed technology and other finite-lived intangible assets. At initial recognition, intangible assets acquired in a business combination or asset acquisition are recognized at their fair value as of the date of acquisition. Following initial recognition, intangible assets are carried at acquisition date fair value less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset.
We review goodwill for impairment annually on April 1 of each fiscal year or whenever events or changes in circumstances indicate that an impairment may exist. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In conducting our annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative assessment and the fair value of the reporting unit is estimated by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded.
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
During fiscal 2022 and fiscal 2023, management identified various qualitative factors that collectively indicated that the Company had impairment triggering events, including (i) realignment of cost structure in connection with the Restructuring Plan, (ii) softening demand and (iii) a sustained decrease in stock price.

Business Combination
To determine whether transactions should be accounted for as acquisitions of assets or business combinations, we make certain judgments, which include assessment of the inputs, processes, and outputs associated with the acquired set of activities. If we determine that substantially all of the fair value of gross assets included in a transaction is concentrated in a single asset (or a group of similar assets), the assets will not represent a business. To be considered a business, the assets in a transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs.
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

The outcomes of legal proceedings, claims, and regulatory, tax, and government inquiries and investigations are inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We had Cash and cash equivalents of $813.9 million as of June 30, 2023. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented in this Annual Report on Form 10-K would not have had a material impact on our consolidated financial statements.

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

Foreign Currency Risk
Our international sales are primarily denominated in foreign currencies and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our revenue. We source and manufacture inventory primarily in U.S. dollars and Taiwanese dollars. A portion of our operating expenses is incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. For example, some of our contract manufacturing takes place in Taiwan and the related agreements are denominated in foreign currencies and not in U.S. dollars. Further, certain of our manufacturing agreements provide for fixed costs of our Connected Fitness Products and hardware in Taiwanese dollars but provide for payment in U.S. dollars based on the then-current Taiwanese dollar to U.S. dollar spot rate. In addition, our suppliers incur many costs, including labor and supply costs, in other currencies. While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. We have the ability to use derivative instruments, such as foreign currency forwards, and have the ability to use option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. Our exposure to foreign currency exchange rates historically has been partially hedged as our foreign currency denominated inflows create a natural hedge against our foreign currency denominated expenses.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Peloton Interactive, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Peloton Interactive, Inc. (the Company) as of June 30, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 23, 2023 expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Tread+ Returns Reserve

Description of the Matter
As described in Note 13 of the consolidated financial statements, the Company announced on May 5, 2021 a voluntary recall of its Tread+ product. Return reserves related to the impacts of the Tread+ recall of $24.4 million were included within Accounts payable and accrued expenses in the Consolidated Balance Sheets as of June 30, 2023. Accruals for costs associated with the Tread+ repair of $10.0 million were included within Accounts payable and accrued expenses in the Consolidated Balance Sheets as of June 30, 2023.

Auditing management’s estimate of the reserve related to the Tread+ product recall was especially challenging due to the high degree of estimation in determining the expected rate of returns or claims, which can fluctuate based on factors such as timing of relaunch of the products, customer behavior and other market conditions with uncertain future outcomes.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the process for estimating the reserve. For example, we tested management’s review control over the estimation process to calculate the returns reserve and the development of the underlying assumptions utilized.

To test the reserve and cost estimates, our audit procedures included, among others, validating that the Company’s estimation methodology agrees with the terms and conditions of the announced Tread+ recall and examining the Company’s key assumptions and judgements. We also performed sensitivity analyses on the key assumptions to evaluate the effect of such changes on the estimated reserve, validated the reliability of data used in the calculation, and recalculated the estimated reserve balance based on the Company’s methodology.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York

August 23, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Peloton Interactive, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Peloton Interactive, Inc.’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Peloton Interactive, Inc. (the Company) has not maintained effective internal control over financial reporting as of June 30, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified a material weakness in the Company’s inventory process. Management has also identified a material weakness associated with ineffective user access controls over an information technology system that supports the Company’s financial reporting process. Consequently, automated and manual business process controls that rely upon information from the affected system were also deemed ineffective.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended June 30, 2023, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated August 23, 2023, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

August 23, 2023

PELOTON INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	June 30,	June 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$813.9	$1,253.9
Accounts receivable, net	97.2	83.6
Inventories, net	522.6	1,104.5
Prepaid expenses and other current assets	205.4	192.5
Total current assets	1,639.1	2,634.6
Property and equipment, net	444.8	610.9
Intangible assets, net	25.6	41.3
Goodwill	41.2	41.2
Restricted cash	71.6	3.8
Operating lease right-of-use assets, net	524.1	662.5
Other assets	22.7	34.3
Total assets	$2,769.1	$4,028.5
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$478.4	$797.4
Deferred revenue and customer deposits	187.3	201.1
Current portion of long term debt and other bank borrowings	7.5	7.5
Operating lease liabilities, current	83.5	86.4
Other current liabilities	4.6	13.2
Total current liabilities	761.4	1,105.5
0% Convertible senior notes, net	988.0	864.0
Term loan, net	690.9	690.0
Operating lease liabilities, non-current	593.8	725.4
Other non-current liabilities	30.1	50.7
Total liabilities	3,064.2	3,435.6
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 Class A shares authorized, 338,750,774 and 308,241,938 shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively; 2,500,000,000 and 2,500,000,000 Class B shares authorized, 18,016,853 and 30,032,078 shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively.	—	—
Additional paid-in capital	4,619.8	4,291.3
Accumulated other comprehensive income	16.8	12.2
Accumulated deficit	(4,931.8)	(3,710.6)
Total stockholders’ (deficit) equity	(295.1)	592.9
Total liabilities and stockholders’ (deficit) equity	$2,769.1	$4,028.5
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions, except share and per share amounts)

	Fiscal Year Ended June 30,
	2023	2022	2021
Revenue:
Connected Fitness Products	$1,130.2	$2,187.5	$3,149.6
Subscription	1,670.1	1,394.7	872.2
Total revenue	2,800.2	3,582.1	4,021.8
Cost of revenue:
Connected Fitness Products	1,328.8	2,433.8	2,236.9
Subscription	547.9	450.0	330.5
Total cost of revenue	1,876.7	2,883.8	2,567.4
Gross profit	923.5	698.4	1,454.4
Operating expenses:
Sales and marketing	648.2	1,018.9	728.3
General and administrative	798.1	963.4	661.8
Research and development	318.4	359.5	247.6
Goodwill impairment	—	181.9	—
Impairment expense	144.5	390.5	4.5
Restructuring expense	189.4	180.7	—
Supplier settlements	22.0	337.6	—
Total operating expenses	2,120.6	3,432.4	1,642.2
Loss from operations	(1,197.1)	(2,734.0)	(187.8)
Other expense, net:
Interest expense	(97.1)	(43.0)	(14.8)
Interest income	26.4	2.3	7.9
Foreign exchange gain (loss)	7.0	(31.8)	(3.5)
Other income (expense), net	2.9	(1.5)	0.1
Total other expense, net	(60.9)	(74.1)	(10.4)
Loss before provision (benefit) for income taxes	(1,258.0)	(2,808.1)	(198.2)
Income tax expense (benefit)	3.7	19.6	(9.2)
Net loss	$(1,261.7)	$(2,827.7)	$(189.0)
Net loss attributable to Class A and Class B common stockholders	$(1,261.7)	$(2,827.7)	$(189.0)
Net loss per share attributable to common stockholders, basic and diluted	$(3.64)	$(8.77)	$(0.64)
Weighted-average Class A and Class B common shares outstanding, basic and diluted	346,670,699	322,368,818	293,892,643
Other comprehensive income (loss):
Net unrealized (losses) gains on marketable securities	$—	$(0.4)	$(3.5)
Change in foreign currency translation adjustment	3.6	(4.5)	11.5
Derivative adjustments:
Net unrealized loss on hedging derivatives	—	(6.3)	—
Reclassification for derivative adjustments included in Net loss	1.0	5.3	—
Total other comprehensive income (loss)	4.6	(5.9)	8.1
Comprehensive loss	$(1,257.1)	$(2,833.7)	$(180.9)
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended June 30,
	2023	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,261.7)	$(2,827.7)	$(189.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	124.3	142.8	63.8
Stock-based compensation expense	405.0	328.4	194.0
Non-cash operating lease expense	79.8	92.4	61.5
Amortization of premium from marketable securities	—	3.4	9.6
Amortization of debt discount and issuance costs	13.6	35.3	13.0
Goodwill impairment	—	181.9	—
Impairment expense	144.5	390.5	4.5
Net foreign currency adjustments	(7.0)	31.8	3.4
Changes in operating assets and liabilities:
Accounts receivable	(13.8)	(12.8)	15.1
Inventories	537.5	(173.7)	(587.2)
Prepaid expenses and other current assets	61.2	(32.5)	(32.3)
Other assets	7.1	(2.1)	(19.1)
Accounts payable and accrued expenses	(347.2)	(168.6)	439.8
Deferred revenue and customer deposits	(13.9)	36.8	(212.7)
Operating lease liabilities, net	(89.9)	(55.8)	(8.0)
Other liabilities	(27.3)	10.1	3.8
Net cash used in operating activities	(387.6)	(2,020.0)	(239.7)
Cash Flows from Investing Activities:
Purchases of marketable securities	—	—	(449.1)
Maturities of marketable securities	—	211.0	665.9
Sales of marketable securities	—	306.7	6.7
Capital expenditures and capitalized internal-use software development costs	(82.4)	(337.3)	(252.3)
Business combinations, net of cash acquired	—	(11.0)	(478.2)
Asset acquisitions, net of cash acquired	—	(16.0)	(78.1)
Proceeds from sales of net assets	12.4	—	—
Net cash (used in) provided by investing activities	(69.9)	153.3	(585.1)
Cash Flows from Financing Activities:
Proceeds from public offering, net of issuance costs	—	1,218.8	—
Proceeds from issuance of term loan, net of issuance costs	—	696.4	—
Proceeds from issuance of convertible notes, net of issuance costs	—	—	977.2
Principal repayment of Term Loan	(7.5)	—	—
Purchase of capped calls	—	—	(81.3)
Proceeds from employee stock purchase plan withholdings	6.9	17.3	18.0
Proceeds from exercise of stock options	79.8	84.3	57.6
Taxes withheld and paid on employee stock awards	—	—	(53.9)
Principal repayments of finance leases	(2.3)	(1.7)	(0.8)
Net cash provided by financing activities	76.8	2,015.1	916.8
Effect of exchange rate changes	8.6	(26.5)	6.7
Net change in cash, cash equivalents, and restricted cash	(372.2)	121.9	98.7
Cash, cash equivalents, and restricted cash — Beginning of period	1,257.6	1,135.7	1,037.0

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Cash, cash equivalents, and restricted cash — End of period	$885.5	$1,257.6	$1,135.7
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$79.0	$1.0	$1.3
Cash paid for income taxes	$14.9	$15.2	$3.5
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Accrued and unpaid capital expenditures, including software	$2.4	$18.7	$46.1
Stock-based compensation capitalized for software development costs	$12.1	$10.4	$6.1
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance - June 30, 2020	288.1	$—	$2,361.8	$10.1	$(693.9)	$1,678.0
Activity related to stock-based compensation	11.6	$—	$165.2	$—	$—	$165.2
Issuance of common stock under employee stock purchase plan	0.5	—	13.1	—	—	13.1
Equity component of convertible senior notes, net of issuance costs	—	—	160.1	—	—	160.1
Purchases of capped calls related to convertible senior notes	—	—	(81.3)	—	—	(81.3)
Other comprehensive income	—	—	—	8.1	—	8.1
Net loss	—	—	—	—	(189.0)	(189.0)
Balance - June 30, 2021	300.1	$—	$2,618.9	$18.2	$(883.0)	$1,754.1
Activity related to stock-based compensation	10.3	$—	$431.7	$—	$—	$431.7
Issuance of common stock under employee stock purchase plan	0.7	—	21.9	—	—	21.9
Issuance of common stock pursuant to public offering, net of issuance costs	27.2	—	1,218.7	—	—	1,218.7
Other comprehensive loss	—	—	—	(5.9)	—	(5.9)
Net loss	—	—	—	—	(2,827.7)	(2,827.7)
Balance - June 30, 2022	338.3	$—	$4,291.3	$12.2	$(3,710.6)	$592.9
Activity related to stock-based compensation	17.5	$—	$480.7	$—	$—	$480.7
Issuance of common stock under employee stock purchase plan	0.9	—	7.9	—	—	7.9
Cumulative effect of adopting ASU 2020-06	—	—	(160.1)	—	40.6	(119.5)
Other comprehensive loss	—	—	—	4.6	—	4.6
Net loss	—	—	—	—	(1,261.7)	(1,261.7)
Balance - June 30, 2023	356.8	$—	$4,619.8	$16.8	$(4,931.8)	$(295.1)
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share amounts)

1. Description of Business and Basis of Presentation
Description and Organization
Peloton Interactive, Inc. (“Peloton” or the “Company”) is the largest interactive fitness platform in the world with a loyal community of Members, which we define as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid Peloton App Membership. The Company pioneered connected, technology-enabled fitness with the creation of its interactive fitness equipment (“Connected Fitness Products”) and the streaming of immersive, instructor-led boutique classes to its Members anytime, anywhere. The Company makes fitness entertaining, approachable, effective, and convenient while fostering social connections that encourage Members to be the best versions of themselves.
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
Certain immaterial amounts from prior years have been reclassified to conform with current-year presentation.

2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all cash and short-term investments purchased with maturities of three months or less when acquired to be cash equivalents. As of June 30, 2023 and 2022, the Company’s cash and cash equivalents were primarily held in money market and operating accounts. At various times during the fiscal years ended June 30, 2023 and 2022, the balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes its cash and cash equivalents are not subject to any significant credit risk.
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
Inventories
Inventories consist of finished goods, work-in-process and raw materials. Finished goods are purchased from contract manufacturers. Connected Fitness Product, accessories, apparel, and raw material inventories are stated at the lower of cost or net realizable value on a weighted-average cost basis. The Company assesses the valuation of inventory and periodically adjusts the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. Spare parts are recorded as inventory and recognized in cost of revenue as consumed. Refer to Note 6, Inventories for additional information.
Property and Equipment
Property and equipment purchased by the Company are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. For leasehold improvements, the useful life is the lesser of the applicable lease term or the expected asset life. Charges for repairs and maintenance that do not improve or extend the lives of the respective assets are expensed as incurred. Refer to Note 8, Property and Equipment for additional information.
Internal-Use Software
The Company capitalizes certain qualified costs incurred in connection with the development of internal-use software. The Company evaluates the costs incurred during the application development stage of internal use software and website development to determine whether the costs meet the criteria for capitalization. Costs related to preliminary project activities and post-implementation activities including maintenance are expensed as incurred. Capitalized costs related to internal-use software are amortized on a straight-line basis over the estimated useful life of the software, not to exceed three years. Capitalized costs less accumulated amortization are included within Property and equipment, net on the Consolidated Balance Sheets.
Business Combination
To determine whether transactions should be accounted for as acquisitions of assets or business combinations, the Company makes certain judgments, which include assessment of the inputs, processes, and outputs associated with the acquired set of activities. If the Company determines that substantially all of the fair value of gross assets included in a transaction is concentrated in a single asset (or a group of similar assets), the assets will not represent a business. To be considered a business, the assets in a transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs.
The Company allocates the fair value of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The fair values of intangible assets are determined utilizing information available near the acquisition date based on expectations and assumptions that are deemed reasonable by management. Given the considerable judgment involved in determining fair values, the Company typically obtains assistance from third-party valuation specialists for significant items. If the transaction is deemed to be a business combination, any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions that existed at the acquisition date becomes available. Refer to Note 7, Acquisitions for additional information.
Goodwill and Intangible Assets
Goodwill represents the excess of the aggregate of the consideration transferred and the amount recognized for non-controlling interest, if any, over the fair value of identifiable assets acquired and liabilities assumed in a business combination.

The Company reviews goodwill for impairment annually on April 1 of each fiscal year or whenever events or changes in circumstances indicate that an impairment may exist. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded.

Intangible assets other than goodwill are comprised of acquired developed technology and other finite-lived intangible assets. At initial recognition, intangible assets acquired in a business combination or asset acquisition are recognized at their fair value as of the date of acquisition. Following initial recognition, intangible assets are carried at acquisition date fair value less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset. The Company has no intangible assets with indefinite useful lives.

The Company assesses the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Refer to Note 9, Goodwill and Intangible Assets for additional information.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances (“triggering events”) indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets. If the carrying amount of an asset group exceeds its estimated undiscounted net future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value.
Convertible Senior Notes
In February 2021, the Company issued in a private offering $1.0 billion aggregate principal amount of 0% Convertible Senior Notes due 2026 (the "Notes"), including the initial purchasers’ exercise in full of their option to purchase additional notes.

The Notes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, debt with an embedded conversion feature shall accounted for in its entirety as a liability and no portion of the proceeds from the issuance of the convertible debt instrument shall be accounted for as attributable to the conversion feature unless the conversion feature is required to be accounted for separately as an embedded derivative or the conversion feature results in a premium that is subject to the guidance in ASC 470.

The Notes issued in February 2021 are accounted for as a liability with no portion of the proceeds attributable to the conversion options as the conversion feature did not require separate accounting as a derivative, and the Notes did not involve a premium subject to the guidance in ASC 470.

Simultaneously, the Company entered into privately negotiated capped call transactions with certain counterparties to minimize the impact of potential dilution upon conversion. Refer to Note 12, Debt for additional information.

Cost of Revenue
Connected Fitness Products
Connected Fitness Products cost of revenue consists of our portfolio of Connected Fitness Products and branded apparel product costs, including duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement costs, fulfillment costs, warehousing costs, depreciation of property and equipment, and certain costs related to management, facilities, and personnel-related expenses associated with supply chain logistics.
Subscription
Subscription cost of revenue includes costs associated with content creation and cost to stream content to Members across the Company’s platform. These costs consist of both fixed costs, including studio rent and overhead costs, instructor and production personnel costs, and depreciation of property and equipment, as well as variable costs, including music royalty fees, content costs for past use, third-party platform streaming costs, and payment processing fees for monthly subscription billings.
Music Royalty Fees
The Company recognizes music royalty fees on all music it streams to Members as these fees are incurred in accordance with the terms of the relevant license agreement with the music rights holder. The incurrence of the royalties is primarily driven by content usage by the Company’s Members through the use of a paid subscription or as part of a free-trial offer and it is classified as subscription cost of revenue or sales and marketing expense, respectively, within the Company’s statement of operations and comprehensive loss. The Company’s license agreements with music rights holders may include provisions for advance royalty payments as well as minimum guarantees. When a minimum guarantee is paid in advance, the guarantee is recorded as an incremental cost to fulfill or a prepaid asset and amortized over the shorter of the period consumed or the term of the agreement.

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

Income Taxes
The Company utilizes the asset and liability method for computing its income tax provision. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating loss, capital loss, and tax credit carryforwards, using enacted tax rates. Management makes estimates, assumptions, and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes recovery of its deferred tax assets is not more-likely-than-not, a valuation allowance is established.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits, which to date have not been material, are recognized within income tax expense. Refer to Note 17, Income Taxes for additional information.
Advertising Costs
Advertising and other promotional costs to market the Company's products are expensed as incurred. Advertising expenses were $362.6 million, $637.3 million, and $417.6 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively, and are included within Sales and marketing expenses in the Consolidated Statements of Operations and Comprehensive Loss.
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

Generally, the 2015 Stock Plan permitted the early exercise of stock options granted prior to the IPO. The unvested portion of shares exercised is recorded within Other current liabilities on the Company’s Consolidated Balance Sheets and reclassified to equity as vesting occurs. Refer to Note 15, Equity-Based Compensation for additional information.
Restructuring
The Company's restructuring charges consist of employee severance, one-time termination benefits and ongoing benefits related to the reduction of its workforce, and other costs. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service beyond a minimum retention period, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit amounts are estimable. Liabilities for other costs associated with a restructuring activity are measured at fair value and are recognized when the liability is incurred. Other costs primarily consist of termination fees, idle rent and related expenses for exited locations, professional services, and other costs related to restructuring activities, and are expensed when incurred. Refer to Note 4, Restructuring for additional information.

Defined Contribution Plan
The Company maintains a defined contribution retirement plan offered to all of its U.S. employees, as well as plans at certain foreign and domestic subsidiaries. For the fiscal years ended June 30, 2023, 2022, and 2021, the Company's matching contributions totaled $19.1 million, $26.3 million, and $19.6 million, respectively, and were expensed as contributed.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. If a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss. If a loss is probable and the loss or range of loss cannot be reasonably estimated, the Company discloses or states that such an estimate cannot be made. Refer to Note 13, Commitments and Contingencies for additional information.
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

The Company’s material financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, and the convertible senior notes. The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values at June 30, 2023 and 2022, due to the short period of time to maturity or repayment. Refer to Note 5, Fair Value Measurements for additional information.
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

Basic earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options, ESPP shares to be issued, and vesting of restricted stock awards. Refer to Note 18, Net Loss Per Share for additional information.
Use of Estimates
The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, the realizability of inventory, content costs for past use reserve, fair value measurements, the incremental borrowing rate associated with lease liabilities, impairment of long-lived and intangible assets, useful lives of long-lived assets, including property and equipment and finite lived intangible assets, product warranty, goodwill, accounting for income taxes, stock-based compensation expense, transaction price estimates, the fair values of assets acquired and liabilities assumed in business combinations and asset acquisitions, valuation of the debt component of convertible senior notes, contingent consideration, and commitments and contingencies. Actual results may differ from these estimates.
Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
ASU 2020-06
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance simplified the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock, thereby limiting the accounting results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amended the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, the guidance eliminated the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company adopted the standard effective July 1, 2022 using the modified retrospective transition method. Adoption of the new standard resulted in a reduction to Additional paid-in capital of $160.1 million to remove the equity component separately recorded for the conversion features associated with the Notes (as defined in Note 12 - Debt), an increase of $119.6 million in the carrying value of its Notes to reflect the full principal amount of the Notes outstanding net of issuance costs, and a decrease to Accumulated deficit of $40.6 million.

Accounting Pronouncements Not Yet Adopted
ASU 2021-08
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The guidance requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. This standard is effective for annual periods beginning after December 15, 2022, including interim periods therein, with early adoption permitted, and should be applied prospectively to acquisitions occurring on or after the effective date. The Company will continue to evaluate the impact of this guidance, which will depend on the contract assets and liabilities acquired in future business combinations.
3. Revenue
The Company’s primary sources of revenue are its recurring content Subscription revenue, and revenue from the sales of its Connected Fitness Products and related accessories, as well as Precor branded fitness products, delivery and installation services.

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

Some of the Company’s revenues relate to our rental lease arrangements. Our rental program allows Members to lease a Bike or Bike+ with a Peloton Rental Membership for a single monthly cost and a one-time delivery fee, and gives the Member the option to purchase the equipment outright or cancel at any time with no penalty. These lease arrangements include both lease and non-lease components. Consideration is allocated between the lease and non-lease components based on management’s best estimate of the relative standalone selling price of each component. The lease component relates to the customer’s right to use the equipment over the lease term and is accounted for as an operating lease in accordance with ASC 842, Leases. Lease revenue is recognized on a straight-line basis over the life of the lease within Connected Fitness Products revenue, while the underlying equipment subject to the lease remains within Property and equipment, net on the Company’s Consolidated Balance Sheets and depreciates over the equipment’s useful life. Depreciation expense associated with the underlying equipment is reflected in Connected Fitness Products cost of revenue in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Non-lease components are primarily comprised of (1) an All-Access Membership, which is recognized within Subscription revenue, and (2) cycling shoes, which are recognized within Connected Fitness Products revenue, and are accounted for in accordance with ASC 606.
Connected Fitness Products
Connected Fitness Products include the Company’s portfolio of Connected Fitness Products and related accessories, Precor branded fitness products, delivery and installation services, Peloton branded apparel, extended warranty agreements, and commercial service contracts. The Company recognizes Connected Fitness Products revenue net of sales returns and discounts when the product has been delivered to the customer, except for extended warranty revenue that is recognized over the warranty period and service revenue that is recognized over the term of the service contract. The Company allows customers to return Peloton branded Connected Fitness Products within thirty days of purchase, as stated in its return policy.

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

Subscription
The Company’s subscriptions provide access to Peloton content in its library of live and on-demand fitness classes. The Company’s subscriptions are offered on a month-to-month or prepaid basis.

Amounts paid for subscription fees, net of refunds are included within Deferred revenue and customer deposits on the Company’s Consolidated Balance Sheets and recognized ratably over the subscription term. The Company records payment processing fees for its monthly subscription charges within cost of Subscription revenue in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Sales tax collected from customers and remitted to governmental authorities is not included in revenue and is reflected as a liability on the Company’s Consolidated Balance Sheets.

Product Warranty
The Company offers a standard product warranty that its Connected Fitness Products will operate under normal, non-commercial use for a period of one year covering the touchscreen and most original Bike, Bike+, Tread, Tread+, Row, and Guide components from the date of original delivery. The Company has the obligation, at its option, to either repair or replace the defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices. The Company’s products are manufactured by contract manufacturers and, in certain cases, the Company may have recourse to such contract manufacturers.
Activity related to the Company’s accrual for our estimated future product warranty obligation was as follows:

	Fiscal Year Ended June 30,
	2023	2022
	(in millions)
Balance at beginning of period	$51.1	$51.5
Provision for warranty accrual	17.7	55.6
Warranty claims	(42.4)	(56.0)
Balance at end of period	$26.4	$51.1
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

Disaggregation of Revenue
The Company’s revenue disaggregated by segment, excluding sales-based taxes, is included in Note 19, Segment Information.

The Company’s revenue disaggregated by geographic region was as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in millions)
North America	$2,591.1	$3,259.6	$3,738.9
International	209.1	322.5	283.0
Total revenue	$2,800.2	$3,582.1	$4,021.8

The Company’s revenue attributable to the United States was $2,496.3 million, $3,100.0 million and $3,577.1 million, representing 89%, 87% and 89% of Total revenue for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

Deferred Revenue and Customer Deposits
As of June 30, 2023 and June 30, 2022, customer deposits of $95.2 million and $109.2 million, respectively, and deferred revenue of $92.1 million and $91.9 million, respectively, were included in Deferred revenue and customer deposits on the Company’s Consolidated Balance Sheets.

In the fiscal years ended June 30, 2023 and 2022, the Company recognized revenue of $92.4 million and $70.4 million, respectively, that was included in the deferred revenue balance as of June 30, 2022 and 2021, respectively.

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

In fiscal year 2023 we continued to take actions to implement the Restructuring Plan. On July 12, 2022, the Company announced it is exiting all owned-manufacturing operations and expanding its current relationship with Taiwanese manufacturer, Rexon Industrial Corp. Additionally, on August 12, 2022, the Company announced the decision to perform the following restructuring activities: (i) fully transitioning its North American Field Operations to third-party providers, including the significant reduction of its delivery workforce teams; (ii) eliminating a significant number of roles on the North America Member Support team and exiting its real-estate footprints in its Plano and Tempe locations; and (iii) reducing its retail showroom presence.

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

	Fiscal Year Ended June 30,
	2023	2022
Cash restructuring charges:	(in millions)
Severance and other personnel costs	$85.1	$109.1
Exit and disposal costs and professional fees	19.3	15.4
Total cash charges	104.4	124.5

Non-cash charges:
Asset write-downs and write-offs	139.3	373.8
Stock-based compensation expense	85.0	56.5
Write-offs of inventory related to restructuring activities (1)	3.7	56.4
Total non-cash charges	228.0	486.8

Total	$332.4	$611.3
____________________________
(1) Write-offs of inventory are included within Cost of revenue: Connected Fitness Products in the Consolidated Statement of Operations and Comprehensive Loss.

In connection with the Restructuring Plan, the Company committed to the closures of certain warehouse and retail locations, the discontinuation of manufacturing in North America, and the wind down of certain software implementation and development projects. Due to the actions taken, the Company tested certain long-lived assets (asset groups) for recoverability by comparing the carrying values of the asset group to estimates of their future undiscounted cash flows, which were generally the liquidation value, or for operating lease right-of-use assets, income from a sublease arrangement. Based on the results of the recoverability tests, the Company determined that during the year ended June 30, 2023, the undiscounted cash flows of certain assets (asset groups) were below their carrying values, indicating impairment. The assets were written down to their estimated fair values, which were determined based on their estimated liquidation or sales value, or for operating lease right-of-use assets, discounted cash flows of a sublease arrangement.

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within Accounts payable and accrued expenses in the Consolidated Balance Sheets:

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of June 30, 2021	$—	$—	$—
Charges	109.1	15.4	124.5
Cash payments	(98.2)	(15.4)	(113.6)
Balance as of June 30, 2022	$10.9	$—	$10.9

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of June 30, 2022	$10.9	$—	$10.9
Charges	85.1	19.3	104.4
Cash payments	(82.4)	(19.0)	(101.4)
Balance as of June 30, 2023	$13.6	$0.3	$13.9

In addition to the above charges, the Company incurred capital expenditures related to Peloton Output Park of approximately $1.9 million and $86.6 million during the fiscal years ended June 30, 2023 and 2022, respectively.

In connection with the Restructuring Plan, the Company estimates that it will incur additional cash charges of approximately $40.0 million, primarily composed of lease termination and other exit costs, by the end of fiscal year 2024. Additionally, the Company expects to recognize additional non-cash charges of approximately $20.0 million during fiscal year 2024, primarily composed of non-inventory asset impairment charges in connection with the Restructuring Plan.

5. Fair Value Measurements

Fair Value Measurements of Other Financial Instruments
The following tables present the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the Consolidated Balance Sheets:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
0% Convertible Senior Notes	$—	$759.5	$—	$759.5

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
0% Convertible Senior Notes	$—	$632.2	$—	$632.2
The fair value of the Notes is determined based on the closing price on the last trading day of the reporting period.
The carrying value of the Term Loan (as defined below) approximates the fair value of the Term Loan June 30, 2023.
6. Inventories
Inventories were as follows:

	June 30,
	2023	2022
	(in millions)
Raw materials	$53.2	$102.5
Work-in-process	—	3.7
Finished products(1)	703.0	1,283.7
Total inventories	756.2	1,389.9
Less: Reserves	(233.6)	(285.4)
Total inventories, net	$522.6	$1,104.5
_________________________
(1) Includes $26.4 million and $36.4 million of finished goods inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of June 30, 2023 and June 30, 2022, respectively.
The Company periodically assesses and adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. The Company recorded inventory reserves as of June 30, 2023 primarily in the amounts of $105.6 million related to returned Connected Fitness Products that the Company does not expect to sell and $97.8 million related to excess accessories and apparel inventory that the Company does not expect to sell above its current carrying value.
7. Acquisitions

Business Combination
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

8. Property and Equipment
Property and equipment consisted of the following:

	June 30,
	2023	2022
	(in millions)
Land	$5.2	$17.9
Buildings	13.1	19.4
Leasehold Improvements	315.1	362.5
Machinery	16.3	24.3
Equipment	38.7	65.1
Customer-leased equipment	47.1	4.8
Furniture and Fixtures	29.9	34.3
Construction in Progress	3.8	78.4
Software (1)	183.2	177.1
Total property and equipment	652.4	783.9
Accumulated depreciation and amortization	(207.5)	(173.0)
Total property and equipment, net	$444.8	$610.9
_________________________
(1) Includes $1.0 million and $31.5 million of software under development as of June 30, 2023 and June 30, 2022, respectively.
During fiscal 2022 and fiscal 2023, management identified various qualitative factors that collectively indicated that the Company had impairment triggering events, including (i) realignment of cost structure in connection with the Restructuring Plan, (ii) softening demand and (iii) a sustained decrease in stock price. The Company determined that the estimated undiscounted future cash flows were less than the carrying values for certain asset groups. The Company recognized impairment charges for the fiscal year ended June 30, 2023, primarily consisting of $32.5 million related to capitalized software, $19.5 million related to exiting certain corporate office locations, $17.2 million relating to exiting retail showrooms, $16.5 million related to Connected Fitness assets, and $8.2 million related to other manufacturing assets.
The Company recognized impairment charges for the fiscal year ended June 30, 2022, primarily consisting of impairment loss of $57.6 million related to Connected Fitness assets, $21.3 million related to manufacturing equipment, $19.0 million related to Peloton Output Park and $15.9 million related to acquired technology. These impairment charges reduced the carrying value of these asset groups from $222.9 million to $109.1 million. Additionally, management identified changes to the product and enterprise technology roadmaps that indicated that certain programs no longer had expected future use. Accordingly, the Company recognized an impairment loss of $54.1 million related to software under development that reduced the carrying value of those assets from $61.0 million to $6.9 million. Impairment charges are included within Impairment expense in the Consolidated Statements of Operations and Comprehensive Loss. There were no material impairments in the fiscal year ended June 30, 2021.

As of June 30, 2023, 79% and 15% of the Company's total Property and equipment, net was attributable to the United States and the United Kingdom, respectively. As of June 30, 2022, 82% and 11% of the Company's total Property and equipment, net was attributable to the United States and the United Kingdom, respectively.

The estimated useful lives of property and equipment are as follows:

Buildings	40 years
Leasehold Improvements	Shorter of remaining lease term or useful life
Machinery	Three to ten years
Equipment	Two to five years
Customer-leased equipment	Three years
Furniture and Fixtures	Four to ten years
Software	Two to three years

Depreciation and amortization expense amounted to $108.5 million, $99.5 million, and $44.6 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively, of which $38.4 million, $23.5 million, and $8.7 million related to amortization of capitalized software costs for the fiscal years ended June 30, 2023, 2022, and 2021, respectively.

9. Goodwill and Intangible Assets
The changes in the carrying value of goodwill are as follows:

Amount
(in millions)
June 30, 2021	$210.1
Acquisition	12.0
Foreign currency translation	1.0
Impairment	(181.9)
June 30, 2022	41.2
June 30, 2023	$41.2
The Company reviews goodwill for impairment annually on April 1 or more frequently if events or changes in circumstances indicate that an impairment may exist (“a triggering event”). During the fiscal year ended June 30, 2023, management identified no qualitative factors that collectively, indicated that the Company had triggering events. The Company did not recognize goodwill impairment for the fiscal year ended June 30, 2023. During the fiscal year ended June 30, 2022, the Company recognized a goodwill impairment charge of $181.9 million representing the entire amount of goodwill related to the Connected Fitness Products reporting unit in the Connected Fitness Products segment.
The gross carrying amount, accumulated amortization and impairment of the Company's Intangible assets, net, as of June 30, 2023 were as follows:

	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Acquired developed technology	$72.0	$(48.5)	$—	$23.5	1.6
Other definite-lived intangibles	5.7	(3.7)	—	2.1	1.5
Total intangible assets	$77.7	$(52.1)	$—	$25.6
The gross carrying amount, accumulated amortization and impairment of the Company's Intangible assets, net, as of June 30, 2022 were as follows:

	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Acquired developed technology	$130.8	$(51.8)	$(41.0)	$38.0	2.6
Brand	94.0	(13.1)	(80.9)	—	—
Distributor relationships	25.0	(2.0)	(23.0)	—	—
Customer relationships	17.4	(2.3)	(15.0)	0.1	—
Other definite-lived intangibles	12.5	(3.7)	(5.6)	3.3	2.5
Total intangible assets	$279.8	$(72.8)	$(165.6)	$41.3

During fiscal year ended June 30, 2023, the Company recognized no intangible asset impairment loss. In fiscal year ended June 30, 2022, the Company recognized an impairment loss of $165.6 million, primarily due to the write-off of certain acquired developed technology, brand, distributor and customer relationships, and assembled workforce, which resulted from strategic actions taken by the Company under the Restructuring Plan. The Company determined that the estimated future cash flows were less than the carrying values for certain intangibles. The impairment loss was included in Impairment expense in the Consolidated Statements of Operations and Comprehensive Loss.

The Company recognized intangible asset amortization in the Consolidated Statements of Operations and Comprehensive Loss in the amount of $15.8 million, $43.3 million, and $19.2 million for the fiscal years ended June 30, 2023, 2022, and 2021, respectively.

As of June 30, 2023, estimated amortization related to the Company's identifiable acquisition-related intangible assets in future periods were as follows:

Fiscal Year Ending June 30,	Amount
(in millions)
2024	$10.6
2025	9.4
2026	5.4
2027	—
2028	—
Thereafter	0.1
Total	$25.6

10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	June 30,
	2023	2022
	(in millions)
Accounts payable	$76.5	$93.0
Accrued music licensing royalties	113.1	65.7
Recall related costs	52.3	—
Employee-related liabilities	43.3	59.6
Inventory received but not billed	33.9	86.1
Return reserve liability	29.1	48.6
Accrued marketing	23.5	29.3
Accrued settlement costs(1)	22.3	222.3
Accrued professional services	21.4	36.5
Product warranty	9.6	19.5
Other	53.6	136.8
Total accounts payable and accrued expenses	$478.4	$797.4
_________________________
(1) Accrued settlement costs consist primarily of payments made to third-party suppliers to terminate certain future inventory purchase commitments.
11. Leases
Lessee arrangements
The Company leases facilities under operating leases with various expiration dates through 2039. The Company leases space for its corporate headquarters and the operation of its distribution facilities, warehouses, factories, showrooms, production studio facilities, and other office spaces. The Company does not have any material finance leases. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

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

The Company has lease agreements with lease and non-lease components, and has elected the practical expedient to not separate lease and non-lease components for its real estate and equipment leases.

The Company recognizes lease expense for operating leases on a straight-line basis over the term of the lease. The Company's lease terms include options to extend or terminate the underlying lease when it is reasonably certain that the Company will exercise that option. The operating lease arrangements included in the measurement of lease liabilities do not reflect options to extend or terminate, as management does not consider the exercise of these options to be reasonably certain. Certain operating leases provide for annual increases to lease payments based on an index or rate. The Company calculates the present value of future lease payments based on the index or rate at the lease commencement date for new leases. Differences between the calculated lease payment and actual payment are expensed as incurred.

Variable lease payments include, but are not limited to, percentage of sales, common area charges, taxes paid by the landlord that are charged to the Company, and changes to the consumer price index. Variable lease payments are expensed as incurred.
The Company subleases certain warehouses, office spaces, and showroom spaces to third parties, which does not relieve the Company of its primary lease obligations with the lessor (the “head lease”). These subleases are classified as operating leases, and therefore the Company continues to account for the head lease as it did before the commencement date of the sublease. Sublease income is presented within the same category of cost of revenue or operating expenses as the underlying head lease expense on the Consolidated Statements of Operations and Comprehensive Loss. If the lease cost for the term of the sublease exceeds the Company’s anticipated sublease income for the same period, the Company assesses the right-of-use asset associated with the head lease for impairment under the long-lived asset impairment provisions of ASC 360.
Total operating lease expense, net, for the fiscal years ended June 30, 2023, 2022, and 2021 was as follows:

Total Operating Lease Expense, Net	Fiscal Year Ended June 30,
	2023	2022	2021
	(in millions)
Operating lease expense	$113.4	$136.4	$101.0
Variable lease expense	24.3	29.5	17.2
Short-term lease expense	0.2	1.5	4.2
Total operating lease expense	$138.0	$167.4	$122.4
Sublease income	(14.9)	(3.6)	(0.1)
Variable sublease income	(2.7)	(0.3)	—
Total operating lease expense, net	$120.4	$163.6	$122.2
As of June 30, 2023, the total remaining lease payments included in the measurement of operating lease liabilities were as follows:

Fiscal Year Ended June 30,	Future Minimum Payments
(in millions)
2024	$114.9
2025	101.3
2026	97.6
2027	91.0
2028	79.4
Thereafter	398.2
Total	$882.5

As of June 30, 2023, future minimum lease payments to be received from operating subleases were as follows:

Fiscal Year Ended June 30,	Future Minimum Payments
(in millions)
2024	$17.9
2025	16.7
2026	14.8
2027	12.0
2028	5.1
Thereafter	1.0
Total	$67.6
Supplemental information related to operating leases was as follows:

Reconciliation of Operating Lease Liabilities	As of June 30,
	2023	2022
	(dollars in millions)
Weighted-average remaining lease term (years)	9.5	9.7
Weighted-average discount rate	5.17%	4.98%
Total Undiscounted Operating Lease Liability	$882.5	$1,071.0
Less: Imputed interest	(205.1)	(259.1)
Total Discounted Operating Lease Liability	$677.4	$811.8
Current portion of operating lease liabilities	$83.5	$86.4
Non-current portion of operating lease liabilities	$593.8	$725.4
Supplemental cash flow and other information related to leases was as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$133.3	$109.8	$47.3
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	$7.0	$229.3	$152.3
Right-of-use asset reductions related to operating lease modifications and terminations (non-cash)	$(50.2)	$(15.6)	$(3.1)
As discussed in Note 8 - Property and Equipment, management identified various qualitative factors that collectively indicated that the Company had triggering events for our long-lived assets, including the Company’s right-of-use assets. The Company recognized impairment charges for the fiscal year ended June 30, 2023, primarily consisting of $6.4 million related to certain corporate office right-of-use assets, $5.3 million related to Connected Fitness right-of-use assets, $3.0 million related to retail showroom right-of-use assets, and $1.2 million related to other manufacturing right-of-use assets. For the fiscal year ended June 30, 2022, the Company recognized impairment charges of $28.5 million related to Connected Fitness right-of-use assets, which reduced the carrying value of these right-of-use assets from $161.2 million to $132.7 million. Impairment charges are included within Impairment expense in the Consolidated Statements of Operations and Comprehensive Loss.
There were no material impairments in the fiscal year ended June 30, 2021.

Lessor arrangements
As discussed in Note 3 - Revenue, the Company leases certain Connected Fitness equipment under our rental program. The lease arrangement provides the customer with an option to purchase the underlying equipment or terminate the lease at any time. The price to purchase the underlying equipment is determined based on the number of months that the customer has leased the equipment, and is not considered a bargain purchase option. All rental lease agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases as a lessor. For the fiscal years ended June 30, 2023 and 2022, the Company recognized lease revenue on our rental program of $19.1 million and $0.1 million, respectively, within Connected Fitness Products revenue in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

The net carrying amount of the liability component of the Notes was as follows:

	June 30,
	2023	2022
	(in millions)
Principal	$1,000.0	$1,000.0
Unamortized debt discount	—	(121.5)
Unamortized debt issuance costs	(12.0)	(14.5)
Net carrying amount	$988.0	$864.0

The following table sets forth the interest expense recognized related to the Notes:

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in millions)
Amortization of debt discount (1)	$—	$30.8	$11.5
Amortization of debt issuance costs	4.5	3.3	1.2
Less: Interest capitalized	—	(0.3)	—
Total interest expense related to the Notes	$4.5	$33.9	$12.6
____________________________
(1) The decreases in total interest expense during the fiscal year ended June 30, 2023 were due to the derecognition of the unamortized debt discount, partially offset by the increases in the amortization of issuance costs previously recognized in equity. These changes were the result of the Company’s adoption of ASU No. 2020-06, as of July 1, 2022, as described in Note 2 - Summary of Significant Accounting Policies.

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

Second Amended and Restated Credit Agreement
In 2019, the Company entered into an amended and restated revolving credit agreement (as amended, modified, or supplemented prior to entrance into the Second Amended and Restated Credit Agreement (as defined below), the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provided for a $500.0 million secured revolving credit facility, including up to the lesser of $250.0 million and the aggregate unused amount of the facility for the issuance of letters of credit.

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

The Second Amended and Restated Credit Agreement also provided for a $500.0 million revolving credit facility (the “Revolving Facility”), $35.0 million of which would mature on June 20, 2024 (the “Non-Consenting Commitments”), with the rest ($465.0 million) maturing on December 10, 2026 (the “Consenting Commitments”) or if the Springing Maturity Condition is met and the Term Loan is outstanding on such date, the Springing Maturity Date. On August 24, 2022, the Company amended the Second Amended and Restated Credit Agreement (the “First Amendment”) such that the Company is only required to meet the total liquidity covenant, set at $250.0 million (the “Liquidity Covenant”), and the total revenues covenant, set at $3.0 billion for the four-quarter trailing period, to the extent any revolving loans are borrowed and outstanding. On May 2, 2023, the Company further amended the Second Amended and Restated Credit Agreement (the “Second Amendment”) to, among other things, (i) reduce the aggregate revolving credit commitments from $500.0 million to $400.0 million, with the Non-Consenting Commitments reduced to $28.0 million and the Consenting Commitments reduced to $372.0 million, and (ii) remove the covenant requiring the Company to maintain a minimum total four-quarter revenue level of $3.0 billion at any time when revolving loans are outstanding. Following the Second Amendment, borrowings under the Revolving Facility are limited to the lesser of (a) $400.0 million and (b) an amount equal to the “Subscription” revenue of the Company and its subsidiaries for the most recently completed fiscal quarter of the Company. The Liquidity Covenant will still be replaced with a covenant to maintain a minimum secured debt to adjusted EBITDA ratio upon our meeting a specified adjusted EBITDA threshold.

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

During the fiscal years ended June 30, 2023 and 2022, the Company incurred total commitment fees of $1.6 million and $1.4 million, respectively, which are included in Interest expense in the Consolidated Statements of Operations and Comprehensive Loss.

As of June 30, 2023, the Company had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and the Company had $742.5 million total outstanding borrowings under the Second Amended and Restated Credit Agreement.

In connection with the execution of the Second Amended and Restated Credit Agreement, the Company incurred debt issuance costs of $1.1 million, which are capitalized and presented as Other assets on the Company’s Consolidated Balance Sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Second Amended and Restated Credit Agreement.

As of June 30, 2023, the Company was in compliance with the covenants under the Second Amended and Restated Credit Agreement. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of June 30, 2023, the Company had outstanding letters of credit totaling $71.6 million, which is classified as Restricted cash on the accompanying Consolidated Balance Sheet.

The Company’s proceeds in connection with the Term Loan were $696.4 million, net of discount of $33.8 million and issuance costs of $19.8 million. Both the discount and issuance costs are being amortized to interest expense over the term of the Term Loan using the effective interest rate method. Upon entering into the Term Loan, the effective interest rate was 10.2%. On each of November 25, 2022 and May 25, 2023, the rate was updated to 13.7% and 14.3%, respectively.

The net carrying amount of the Term Loan was as follows:

	June 30,
	2023	2022
	(in millions)
Principal	$750.0	$750.0
Principal Payments	(7.5)	—
Unamortized debt discount	(27.8)	(33.1)
Unamortized debt issuance costs	(16.3)	(19.4)
Net carrying amount	$698.4	$697.5

The following table sets forth the interest expense recognized related to the Term Loan:

	Fiscal Year Ended June 30,
	2023	2022
	(in millions)
Amortization of debt discount	$5.4	$0.7
Amortization of debt issuance costs	3.2	0.4
Total interest expense related to the Term Loan	$8.6	$1.1

13. Commitments and Contingencies
The Company is subject to minimum guarantee royalty payments associated under certain music license agreements.

The following represents the Company's minimum annual guarantee payments under music license agreements for the next three years as of June 30, 2023:

Future Minimum Payments
Fiscal Year	(in millions)
2024	$131.6
2025	48.8
2026	5.0
Total	$185.5

Tread+ and Tread Product Recall Return Reserves and Cost Estimates
On May 5, 2021, the Company announced separate, voluntary recalls of its Tread+ in collaboration with the U.S. Consumer Product Safety Commission ("CPSC") and halted sales of this product to work on product enhancements. On May 18, 2023, the Company and the CPSC jointly announced the approval of a rear guard repair for the recalled Tread+. During the fiscal year ended June 30, 2023, the Company recognized an accrual for the cost associated with the Tread+ repair.

The following table details the reduction to Connected Fitness Products revenue for actual and future returns and costs associated with Tread+ and Tread product recalls that were recorded in Connected Fitness Products cost of revenue.

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in millions)
Returns accrual for reduction to Connected Fitness Products revenue	$14.6	$48.9	$81.1
Costs of product recalls	$15.7	$8.1	$15.7

Return reserves related to the impacts of the Tread+ recall of $24.4 million and $39.9 million were included within Accounts payable and accrued expenses in the Consolidated Balance Sheets as of June 30, 2023 and 2022, respectively. Accruals for costs associated with the Tread+ repair of $10.0 million were included within Accounts payable and accrued expenses in the Consolidated Balance Sheet as of June 30, 2023. The estimated return reserves are based on historical and expected product returns. The estimated costs associated with the Tread+ repair are primarily based on the estimated number of requests for the Tread+ repair and the estimated costs of the production, delivery and installation of the remedy.

Bike Seat Post Recall
On May 11, 2023, in collaboration with the CPSC, the Company announced a voluntary recall of the original Peloton model Bikes (not Bike+) seat posts sold in the U.S. from January 2018 to May 2023, and is offering Members a free replacement seat post as the approved repair. As a result of this recall, the Company recognized $48.4 million for the cost to replace the bike seat posts, reflected in Connected Fitness Products cost of revenue in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended June 30, 2023. As of June 30, 2023, accruals of $42.2 million were included within Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheet. The estimated cost to replace the bike seat posts is primarily based on the estimated number of requests for seat posts and the estimated costs of the production and shipment of the replacement parts. For more detail on the potential impacts of the recall to our business, see “Risk Factors—Risks Related to Our Connected Fitness Products and Members—Our products and services may be affected from time to time by design and manufacturing defects or product safety issues, real or perceived, that could adversely affect our business and result in harm to our reputation.”

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

As of June 30, 2023, the Company’s commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of Peloton products were estimated to be approximately $174.6 million.

Supplier Settlements
During the fiscal year ended June 30, 2023, the Company incurred $22.0 million in settlement agreements with various third-party suppliers to terminate certain future inventory purchase commitments. The Company paid $268.9 million during the fiscal year ended June 30, 2023.

Legal and Regulatory Proceedings
The Company is, or may become, a party to legal and regulatory proceedings with respect to a variety of matters.

For example, in May 2021, we initiated a voluntary recall of our Tread+ product in collaboration with the CPSC. In December 2022, to continue our cooperation with the CPSC, we entered into a settlement agreement with the CPSC regarding matters related to the Tread+ recall. In the settlement, which was publicly announced in January 2023, we agreed to pay a $19.1 million civil penalty, resolving the CPSC’s charges that we violated the Consumer Product Safety Act (“CPSA”). On May 18, 2023, the Company and the CPSC jointly announced the approval of a rear guard repair for the recalled Tread+. The SEC is also investigating our public disclosures concerning the recall, as well as other matters In addition, in 2021, the U.S. Department of Justice (the “DOJ”) and the Department of Homeland Security subpoenaed us for documents and other information related to our statutory obligations under the CPSA, and they are continuing to investigate. In addition to the regulatory investigations, we are presently subject to class action litigation and private personal injury claims related to these perceived defects in the Tread+ and incidents reported to result from its use.

On May 11, 2023, in collaboration with the CPSC, the Company announced a voluntary recall of the original Peloton model Bikes (not Bike+) sold in the U.S. from January 2018 to May 2023. On May 17, 2023, Brandy Miller filed suit against Peloton on behalf of a putative nationwide class of Bike purchasers in the U.S. District Court for the District of South Carolina, Case No. 3:23-cv-02101-MGL. Plaintiff Miller alleges that, as demonstrated by the seat post recall, the Bike was defective when sold, and she brings claims of unjust enrichment, breaches of express and implied warranties, breach of contract, negligence, and design and manufacturing defects. The Company moved to compel arbitration and dismiss the complaint on July 31, 2023. On June 9, 2023, Sam Solomon filed suit against Peloton and certain of its current or former officers on behalf of a putative class of individuals who purchased or otherwise acquired Peloton securities between May 10, 2022 and May 10, 2023, in the U.S. District Court for the Eastern District of New York, Case No. 1:23-cv-04279-MKB-JRC. Plaintiff Solomon alleges that the defendants made false and/or misleading statements or omissions relating to the seat post recall in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder.

Additionally on April 29, 2021, Ashley Wilson filed a putative securities class action lawsuit against the Company and certain of its officers, captioned Wilson v. Peloton Interactive, Inc., et al., Case No. 1:21-cv-02369-CBA-PK, in the United States District Court for the Eastern District of New York (the "Wilson Action"), and on May 24, 2021, Leigh Drori filed a related putative securities class action lawsuit, captioned Drori v. Peloton Interactive, Inc., et al., Case No. 1:21-cv-02925-CBA-PK, also in the United States District Court for the Eastern District of New York (the “Drori Action”). On November 16, 2021, the district judge consolidated the Wilson and Drori Actions under the caption In re Peloton Interactive, Inc. Securities Litigation, Master File No. 21-cv-02369-CBA-PK, and appointed Richard Neswick as lead plaintiff. On January 21, 2022, lead plaintiff filed an amended consolidated complaint in the action purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between September 11, 2020 and May 5, 2021. Lead plaintiff alleges that the Company and certain of its officers made false or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act regarding the Company’s Tread and Tread+ products and the safety of those products. Defendants served their motion to dismiss the amended consolidated complaint on March 7, 2022, and briefing was complete on April 26, 2022. A hearing on the motion to dismiss was held on June 8, 2022. On December 15, 2022, the parties reached a settlement-in-principle, and on December 16, 2022, the court stayed the action in light of that settlement-in-principle. On April 17, 2023, the parties entered into a settlement agreement to resolve the action for $14.0 million, for which the Company had previously taken a reserve, and submitted the agreement to the court for approval. Under the terms of this agreement, defendants continue to deny any liability or wrongdoing. The settlement remains subject to court approval.

On May 20, 2021, Alan Chu filed a verified shareholder derivative action lawsuit purportedly on behalf of the Company against certain of the Company’s current and former officers and directors, captioned Chu v. Foley, et al., Case No. 1:21-cv-02862, in the United States District Court for the Eastern District of New York (the “Chu Action”). Plaintiff Chu alleges breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Exchange Act, as well as a claim for contribution under Sections 10(b) and 21D of the Exchange Act. On August 13, 2021 and August 19, 2021, two related verified shareholder derivative complaints were filed, captioned Genack v. Foley, et al., Case No. 1:21-cv-04583 and Liu v. Foley, et al., Case No. 1:21-cv-04687, also purportedly on behalf of the Company, in the United

States District Court for the Eastern District of New York. On October 13, 2021, the parties in the three putative derivative actions filed a stipulation seeking to consolidate the actions, and agreeing to a schedule for plaintiffs to file motions to be appointed lead plaintiff. On October 26, 2021, the court entered the stipulation consolidating the three actions under the caption In re Peloton Interactive, Inc. Derivative Litigation, Master File No. 21-cv-02862-CBA-PK. On November 23, 2021, Anthony Franchi filed a shareholder derivative action in the United States District Court for the Eastern District of New York against certain of the Company’s current and former officers and directors captioned Franchi v. Blachford, et al., Case No. CV 21-06544 (the “Franchi Action”), which alleges breaches of fiduciary duty, unjust enrichment, and violations of Sections 14(a) and 20(a) of the Exchange Act. On January 24, 2022, the court entered a stipulation consolidating the Franchi Action into In re Peloton Interactive, Inc. Derivative Litigation (the “EDNY Derivative Action”) and appointed each plaintiff a co-lead plaintiff. On February 3, 2022, the parties filed a stipulation to stay the consolidated derivative action, which the Court entered on February 11, 2022, and the case remains stayed. On November 18, 2022 and December 8, 2022, respectively, stockholders Krikor Arslanian and Michael Smith filed putative verified stockholder derivative actions in the Court of Chancery of the State of Delaware purportedly on behalf of the Company against certain of the Company’s executive officers and directors (the “Chancery Actions”), captioned Arslanian v. Blachford, et al., Case No. 2022-1051-KSJM and Smith v. Boone, et al., Case No. 2022-1138-KSJM, asserting similar allegations to those made in the EDNY Derivative Action. On December 14, 2022, the Chancery Actions were consolidated as In re Peloton Interactive, Inc. Stockholder Derivative Litigation and stayed. On December 22, 2022, putative shareholder Charles Blackburn filed a putative stockholder derivative action in the United States District Court for the District of Delaware, asserting similar allegations to those in the EDNY Derivative Action and the Chancery Actions against certain current and former Company officers and directors, captioned Blackburn v. Foley, et al., Case No. 22-cv-01618-GBW.

On November 18, 2021, the City of Hialeah Employees’ Retirement System filed a putative securities class action lawsuit against the Company and certain of its current and former officers in the United States District Court for the Southern District of New York, captioned City of Hialeah Employees’ Retirement System v. Peloton Interactive, Inc., Case No. 21-cv-09582-ALC (the “Hialeah Action”), and on December 2, 2021, Anastasia Deulina filed a related putative securities class action against the same defendants also in the United States District Court for the Southern District of New York captioned Deulina v. Peloton Interactive, Inc., Case No. 21-cv-10266-ALC (the “Deulina Action”). On May 5, 2022, the Court consolidated the Hialeah and Deulina Actions and appointed Robeco Capital Growth Funds SICAV – Robeco Global Consumer Trends as lead plaintiff. Lead plaintiff filed its amended complaint on June 25, 2022, purportedly on behalf of a class of individuals who purchased or otherwise acquired the Company’s common stock between February 5, 2021 and January 19, 2022 against the Company and certain of its current and former officers, alleging that the defendants made false and/or misleading statements about demand for the Company’s products and the reasons for the Company’s inventory growth, and engaged in improper trading in violation of Sections 10(b) and 20A of the Exchange Act. Defendants moved to dismiss, and on March 30, 2023, the court granted defendants’ motion to dismiss with leave to amend. Plaintiff filed an amended complaint on May 6, 2023, and defendants moved to dismiss the complaint on June 16, 2023. Briefing on defendants’ motion to dismiss the amended complaint was completed on August 18, 2023.

On February 21, 2023 stockholders Allison Manzella and Clark Ovruchesky filed a putative verified stockholder derivative action in the Court of Chancery in the State of Delaware on behalf of the Company against certain of the Company’s current and former officers and directors, captioned Manzella v. Cortese, et al., C.A. No. 2023-0224-KSJM, alleging the defendants breached their fiduciary duties by purportedly making false statements about demand for the Company’s products and engaging in improper trading. On March 20, 2023 and April 28, 2023, stockholders Daniel Banks and Karen Florentino, respectively, likewise filed putative verified stockholder derivative actions in the Court of Chancery in the State of Delaware on behalf of the Company, captioned Banks v. Foley, et al., C.A. No. 2023-0340-KSJM, and Florentino v. Cortese, et al., C.A. No. 2023-0468-KSJM, asserting substantially similar allegations. On July 26, 2023, the Manzella, Banks, and Florentino actions were consolidated under the caption In re Peloton Interactive, Inc. 2023 Derivative Litigation, Consol. Case No. 2023-0224-KSJM.

In April 2021, DISH Technologies L.L.C., and Sling TV L.L.C. (“DISH”) filed a complaint in the United States District Court for the Eastern District of Texas. DISH, and along with DISH DBS Corporation, also filed a complaint in the United States International Trade Commission (“ITC”) under Section 337 of the Tariff Act of 1930 against the Company, along with ICON Health & Fitness, Inc. (now iFIT Inc. f/k/a Icon Health & Fitness, Inc.), FreeMotion Fitness, Inc., NordicTrack, Inc., lululemon athletica, inc., and Curiouser Products Inc. d/b/a MIRROR. The complaints alleged infringement of various patents related to fitness devices containing internet-streaming enabled video displays. In the ITC matter, on September 9, 2022, an Initial Determination was issued recommending that the ITC enter an exclusion order and a cease and desist order against Peloton’s importation and sale of Bike, Bike+, Tread and Tread+ products (and others that operate similarly) on the basis that those products infringed all four asserted patents of DISH. On March 8, 2023, the ITC issued an opinion finding that Peloton had imported products which infringe certain claims of the patents asserted by DISH. On the basis of that finding, the ITC issued a limited exclusion order and cease and desist order (“remedial orders”). The remedial orders were subject to a 60-day Presidential Review Period ending on May 7, 2023. Absent presidential disapproval, after May 7, 2023, the remedial orders would have prohibited (i) the sale, distribution, marketing, transferring, or advertising in the United States of products that have the infringing functionality installed on them, and (ii) the importation of such products unless and until Customs and Border Protection (“CBP”) deems them non-infringing. On May 1, 2023, Peloton executed a Settlement, Patent License, and Release Agreement with DISH resolving the ITC matter and the Eastern District of Texas matter, pursuant to which Peloton paid a one time settlement payment of $75.0 million to DISH and DISH has terminated the related legal proceedings.

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

We dispute the allegations in the above-referenced active matters and intend to defend the matters vigorously. Some of our legal and regulatory proceedings, such as the above-referenced matters and litigation that centers around intellectual property claims, may be based on complex claims involving substantial uncertainties and unascertainable damages. Accordingly, except where otherwise indicated, it is not possible to determine the probability of loss or estimate damages for any of the above matters, and therefore, the Company has not established reserves for any of these proceedings. When the Company determines that a loss is both probable and reasonably estimable, the Company records a liability, and, if the liability is material, discloses the amount of the liability reserved. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

The net proceeds to the Company from the Offering were approximately $1.2 billion after deducting the underwriters’ discounts and commissions and the Company’s offering expenses.
15. Equity-Based Compensation

2019 Equity Incentive Plan
In August 2019, the Board of Directors adopted the 2019 Plan, which was subsequently approved by the Company’s stockholders in September 2019. The 2019 Plan serves as the successor to the 2015 Stock Plan (the "2015 Plan"). The 2015 Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. Any reserved shares not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2019 Plan became available for grant under the 2019 Plan and will be issued as Class A common stock. The number of shares reserved for issuance under the 2019 Plan will increase automatically on July 1 of each of 2020 through 2029 by the number of shares of the Company’s Class A common stock equal to 5% of the total outstanding shares of all of the Company’s classes of common stock as of each June 30 immediately preceding the date of increase, or a lesser amount as determined by the Board of Directors. On July 1, 2022, the number of shares of Class A common stock available for issuance under the 2019 Plan was automatically increased according to its terms by 16,913,700 shares. As of June 30, 2023, 43,075,791 shares of Class A common stock are available for future award under the 2019 Plan.

Stock Options
The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2022	61,815,926	$25.28	6.7	$93.2
Granted	1,437,950	$8.92
Exercised	(11,535,977)	$5.52		$85.1
Forfeited or expired	(8,718,626)	$30.33
Outstanding — June 30, 2023	42,999,273	$19.71	5.2	$33.2
Vested and Exercisable— June 30, 2023	30,592,179	$17.58	4.0	$33.1

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested - June 30, 2022	25,347,235	$19.35
Granted	1,437,950	$6.42
Vested	(9,261,227)	$18.54
Forfeited or expired	(5,116,864)	$8.97
Unvested - June 30, 2023	12,407,094	$18.84

The aggregate intrinsic value of options outstanding and vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2023. The fair value of the common stock is the closing stock price of the Company's Class A common stock as reported on The Nasdaq Global Select Market. The aggregate intrinsic value of exercised options was $85.1 million, $376.3 million, and $1,216.6 million for the fiscal years ended June 30, 2023, 2022, and 2021, respectively.

On July 1, 2022, the Compensation Committee of the Board of Directors of the Company approved a one-time repricing of certain stock option awards that had been granted to date under the 2019 Plan. The repricing impacted stock options held by all employees who remained employed through July 25, 2022. The repricing did not apply to our U.S.-based hourly employees (or employees with equivalent roles in non-U.S. locations) or our C-level executives. The original exercise prices of the repriced stock options ranged from $12.94 to $146.79 per share for the 2,138 total grantees. Each stock option was repriced to have a per share exercise price of $9.13, which was the closing price of the Company’s Class A common stock on July 1, 2022. There were no changes to the number of shares, the vesting schedule or the expiration date of the repriced stock options. Incremental stock-based compensation expense resulting from the repricing was $21.9 million in the aggregate.

For the fiscal years ended June 30, 2023, 2022, and 2021, the weighted-average grant date fair value per option was $6.42, $22.27, and $43.76, respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	Fiscal Year Ended June 30,
	2023	2022	2021
Weighted average risk-free interest rate (1)	3.3%	1.7%	0.7%
Weighted average expected term (in years)	6.2	6.0	6.2
Weighted average expected volatility (2)	81.4%	56.2%	43.5%
Expected dividend yield	—	—	—
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

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2022	8,977,705	$42.49
Granted	30,715,825	$10.82
Vested and converted to shares	(6,049,755)	$29.78
Cancelled	(6,407,347)	$23.95
Outstanding — June 30, 2023	27,236,428	$13.96

Employee Stock Purchase Plan
In August 2019, the Board of Directors adopted, and in September 2019, the Company's stockholders approved, the ESPP, through which eligible employees may purchase shares of the Company's Class A common stock at a discount through accumulated payroll deductions. The ESPP became effective on the date the registration statement, in connection with the Company’s IPO, was declared effective by the SEC (the "Effective Date"). The number of shares of the Company's Class A common stock that will be available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2022, the number of shares of Class A common stock available for issuance under the ESPP was automatically increased according to its terms by 3,382,740 shares. As of June 30, 2023, a total of 12,626,752 shares of Class A common stock were available for sale to employees under the ESPP.

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

Unless otherwise determined by the Board of Directors, the purchase price for each share of Class A common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period or the fair market value per share on the last trading day of the applicable purchase period. During the year ended June 30, 2023, there were ESPP resets that resulted in total modification charges of $2.7 million, which is recognized over the new two-year offering period ending February 28, 2024.

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods were as follows:

Fiscal Year Ended June 30, 2023
Weighted average risk-free interest rate	0.9%
Weighted average expected term (in years)	1.3
Weighted average expected volatility	88.2%
Expected dividend yield	—

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

During the fiscal years ended June 30, 2023, 2022, and 2021, the Company recorded Stock-based compensation expense associated with the ESPP of $17.3 million, $13.0 million, and $9.5 million respectively.

In connection with the offering period which ended on August 31, 2022, employees purchased 386,121 shares of Class A common stock at a weighted-average price of $8.66 under the ESPP. In connection with the offering period ended on February 28, 2023, employees purchased under the ESPP 518,326 shares of Class A common stock at a weighted-average price of $8.74. As of June 30, 2023, total unrecognized compensation cost related to the ESPP was $8.0 million, which will be amortized over a weighted-average remaining period of 1.7 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021

Cost of revenue
Connected Fitness Products	$14.3	$20.2	$12.6
Subscription	42.8	22.7	25.9
Total cost of revenue	57.1	42.9	38.5
Sales and marketing	28.9	30.5	26.2
General and administrative	167.2	152.4	102.1
Research and development	66.7	46.0	27.2
Restructuring expense	85.0	56.5	—
Total stock-based compensation expense	$405.0	$328.4	$194.0

As of June 30, 2023, the Company had $570.4 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 2.6 years.
In the fiscal year ended June 30, 2023, 13 employees of the Company who were eligible to participate in the Company’s Severance and Change in Control Plan (the “Severance Plan”) terminated employment. Certain modifications were made to equity awards, including, in certain instances, the post-termination period during which an employee may exercise outstanding stock options was extended from 90 days to one year (or the option expiration date, if earlier), and extended vesting was tied to certain consulting services that were deemed to be non-substantive. In one instance, the post-termination period during which an employee may exercise outstanding stock options was extended from 90 days to approximately 2.8 years. As a result of these modifications, the Company recognized incremental Stock-based compensation expense of $49.6 million within Restructuring expense in the Consolidated Statements of Operations and Comprehensive Loss.

16. Concentration of Credit Risk and Major Customers and Vendors

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high-quality financial institutions, the compositions and maturities of which are regularly monitored by management.

For the fiscal years ended June 30, 2023, 2022, and 2021, there were no customers representing greater than 10% of the Company’s Total revenue.

The Company's top three vendors accounted for approximately 78% of inventory purchased for the fiscal year ended June 30, 2023. The Company's top two vendors accounted for approximately 60% and 46% of inventory purchased for the fiscal years ended June 30, 2022 and 2021, respectively.

The Company procures components from a broad group of suppliers. Some of the Company’s products require one or more components that are available from only a single source.
17. Income Taxes
The components of loss before income taxes are as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in millions)
United States	$(1,101.9)	$(2,454.4)	$(120.0)
Foreign	(156.1)	(353.7)	(78.2)
Loss from operations before income taxes	$(1,258.0)	$(2,808.1)	$(198.2)

The components of income tax (benefit) expense are as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in millions)
Current:
Federal	$—	$—	$—
State	0.6	1.3	0.4
Foreign	4.6	13.6	11.5
	5.2	14.9	11.9
Deferred:
Federal	—	—	(14.1)
State	—	—	(3.2)
Foreign	(1.5)	4.7	(3.8)
	(1.5)	4.7	(21.1)
Total	$3.7	$19.6	$(9.2)

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
Federal income tax rate	21.0%	21.0%	21.0%
Permanent differences	(0.1)	(0.9)	(0.6)
Share based compensation	(2.5)	1.6	99.6
Return to provision	0.1	—	1.5
Effects of rates different than statutory	0.4	0.4	(1.3)
State and local income taxes, net of federal benefit	2.9	4.4	24.1
Change in valuation allowance	(24.2)	(28.3)	(150.2)
Rate change	(0.5)	0.3	8.0
Federal credits	2.4	0.9	2.5
State credits	0.2	—	—
Other	—	(0.1)	—
Effective income tax rate	(0.3)%	(0.7)%	4.6%

The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2023 are due to the change in valuation allowance, stock-based compensation, and state and international taxes. The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2022 were due to the change in valuation allowance, stock-based compensation including excess tax benefits, and state and international taxes. The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2021 were due to the change in valuation allowance, stock-based compensation including excess tax benefits, and state and international taxes.

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

On March 11, 2021, the American Rescue Plan was enacted, which extends the period companies can claim an Employee Retention Credit, expands the IRC Section 162(m) limit on deductions for publicly traded companies, and repeals the election that allows US affiliate groups to allocate interest expense on a worldwide basis, among other provisions. The Company reviewed the provisions of the law and determined it had no material impact for the fiscal year ended June 30, 2023.

On December 21, 2020, Congress passed the Consolidated Appropriations Act, 2021. The act includes the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the COVID-related Tax Relief Act of 2020, both of which extend many credits and other COVID-19 relief, among other extensions. The Company evaluated the provisions of the Consolidated Appropriations Act, including but not limited to the Employee Retention Credit extension, the extension for the IRC Section 45S credit for paid family and medical leave, and the provision allowing a full deduction for certain business meals, and determined that there was no material impact for the fiscal year ended June 30, 2023.

As of June 30, 2023 and June 30, 2022, the Company’s deferred tax assets were primarily the result of U.S. federal and state net operating losses (“NOLs”), non-qualified stock options, accruals and reserves, lease liability, research and development tax credits, §263A UNICAP, and Section 174 capitalized expenditures. A valuation allowance was maintained and/or established in substantially all jurisdictions on the Company’s gross deferred tax asset balances as of June 30, 2023 and 2022. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. The realization of deferred tax assets was based on the evaluation of current and estimated future profitability of the operations, reversal of deferred tax liabilities and the likelihood of utilizing tax credit and/or loss carryforwards. As of June 30, 2023 and June 30, 2022, the Company continued to maintain that it is not at the more likely than not standard, wherein deferred taxes will be realized due to the recent history of losses and management’s expectation of continued tax losses.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended June 30,
	2023	2022
	(in millions)
Deferred tax assets:
Net operating loss	$939.3	$850.8
Accruals and reserves	102.2	101.2
R&D credit	74.9	41.9
Accrued legal and professional fees	11.7	3.9
Non-qualified stock options	110.5	88.9
Restricted stock options	7.8	5.7
Disallowed Interest Carryover	19.5	1.2
Intangible Amortization	49.1	46.5
Capitalized R&E	66.1	—
Inventory capitalization	75.5	38.8
Lease liability	163.0	197.0
Deferred revenue	14.8	9.5
Construction in Progress	48.9	31.8
Convertible Securities	11.2	—
Other	4.5	5.5
Total deferred tax assets:	1,699.0	1,422.7
Valuation allowance	(1,533.3)	(1,191.2)
Deferred tax liabilities:
Prepaid Expenses	(7.0)	(10.2)
Property and equipment	(27.0)	(40.8)
Right-of-use assets	(127.7)	(166.6)
Convertible securities	—	(15.6)
Other	(4.3)	(0.1)
Total deferred tax liabilities:	(166.0)	(233.3)
Deferred tax assets, net	$(0.3)	$(1.8)
As of June 30, 2023 and 2022, the Company had federal NOLs of approximately $3,101.6 million and $2,896.7 million, respectively, of which $64.8 million will begin to expire in 2034 and the remainder will be carried forward indefinitely. The Company has undergone three ownership changes in the past which have historically subjected its NOLs to a Section 382 limitation. The resulting Section 382 limitations are large enough to avail the Section 382 limited NOLs by June 30, 2022, therefore no NOLs are currently limited. As of June 30, 2023 and 2022, the Company had state NOLs of approximately $2,309.9 million and $2,130.0 million, respectively, which began to expire at various dates beginning in 2023 if not utilized. As of June 30, 2023 and 2022, the Company had foreign NOLs of approximately $609.7 million and $458.3 million, respectively, generated primarily from its operations in the United Kingdom, which will be carried forward indefinitely. As of June 30, 2023 and 2022, the Company had $71.9 million and $41.9 million, respectively, of federal U.S. research and development credit carryovers that will begin to expire in 2036.
As of June 30, 2023, the Company did not have material undistributed foreign earnings. The Company has not recorded a deferred tax liability for foreign withholding or other foreign local tax on the undistributed earnings from the Company’s international subsidiaries as such earnings are considered to be indefinitely reinvested.

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

At both June 30, 2023 and 2022, the Company had no unrecognized tax benefits included as a component of income taxes payable within accrued expenses within the accompanying Consolidated Balance Sheets. The Company has the following activity relating to unrecognized tax benefits:

	Fiscal Year Ended June 30,
	2023	2022
	(in millions)
Beginning balance	$—	$0.7
Gross (decrease) increase in unrecognized tax positions	$—	$(0.7)
Ending balance	$—	$—

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

The Company is subject to taxation in the United States, various state and local jurisdictions, as well as foreign jurisdictions where the Company conducts business. Accordingly, on a continuing basis, the Company cooperates with taxing authorities for the various jurisdictions in which it conducts business to comply with audits and inquiries for tax periods that are open to examination. The tax years ended June 30, 2020 and later remain open to examination by tax authorities in the United States and United Kingdom.
18. Net Loss Per Share
The computation of loss per share is as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in millions)
Basic loss per share:
Net loss attributable to common stockholders	$(1,261.7)	$(2,827.7)	$(189.0)
Shares used in computation:
Weighted-average common shares outstanding	346,670,699	322,368,818	293,892,643
Basic loss per share	$(3.64)	$(8.77)	$(0.64)
Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Fiscal Year Ended June 30,
	2023	2022	2021
Employee stock options	13,742,253	36,846,242	54,076,445
Restricted stock units and awards	1,408,482	174,580	546,687
Shares estimated to be purchased under ESPP	—	28,370	363,741

Impact of 2021 Notes
The conversion option will have a dilutive impact on net income per share of common stock when the average market price per share of the Company's Class A common stock for a given period exceeds the conversion price of the Notes of $239.23 per share. During the fiscal year ended June 30, 2023, the weighted average price per share of the Company's Class A common stock was below the conversion price of the Notes.

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

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in millions)
Connected Fitness Products:
Revenue	$1,130.2	$2,187.5	$3,149.6
Cost of revenue	1,328.8	2,433.8	2,236.9
Gross profit	$(198.6)	$(246.3)	$912.7
Subscription:
Revenue	$1,670.1	$1,394.7	$872.2
Cost of revenue	547.9	450.0	330.5
Gross profit	$1,122.1	$944.7	$541.7
Consolidated:
Revenue	$2,800.2	$3,582.1	$4,021.8
Cost of revenue	1,876.7	2,883.8	2,567.4
Gross profit	$923.5	$698.4	$1,454.4
Reconciliation of Gross Profit
Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable Segment Gross Profit to consolidated loss before provision (benefit) for income taxes is as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in millions)
Segment Gross Profit	$923.5	$698.4	$1,454.4
Sales and marketing	(648.2)	(1,018.9)	(728.3)
General and administrative	(798.1)	(963.4)	(661.8)
Research and development	(318.4)	(359.5)	(247.6)
Goodwill impairment	—	(181.9)	—
Impairment expense	(144.5)	(390.5)	(4.5)
Restructuring expense	(189.4)	(180.7)	—
Supplier settlements	(22.0)	(337.6)	—
Total other expense, net	(60.9)	(74.1)	(10.4)
Loss before provision (benefit) for income taxes	$(1,258.0)	$(2,808.1)	$(198.2)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As described below, we have identified a material weakness in our internal control over financial reporting related to controls around the existence, completeness, and valuation of inventory and have identified a new material weakness related to information technology general controls (“ITGCs”) in the area of user access over a certain information technology system specific to Precor. Solely as a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for Peloton. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2023 because of the material weaknesses described below.

Inventory and ITGCs Material Weaknesses and Remediation Plans
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Reports on Form 10-K for the fiscal years ended June 30, 2021 and June 30, 2022, we have identified a material weakness in our internal control over financial reporting related to controls around the existence, completeness, and valuation of inventory.

During the fiscal year ended June 30, 2023, management has continued its enhancements to the Company’s inventory management process related to the existence, completeness and valuation of inventory and has made further progress in the implementation of the remediation efforts, including:

•Increased frequency of the periodic inventory physical count process at our distribution centers and final mile locations;
•Increased accuracy of periodic inventory count at all third-party logistics service providers through increased communication, oversight of their inventory management policies and procedures, and higher partner accountability when dealing with errors;
•Increased operational accuracy of inventory cycle count processes;
•Improved the timeliness and accuracy of transactional processing between Peloton and third-party service providers and increased the accuracy of inventory data across Peloton internal systems, Peloton warehouses, and third-party providers;
•Consolidation of our inventory network and reduced our inventory exposure to locations with historically high physical count inaccuracy; and
•Enhancements to training of standard operating procedures and internal controls to key stakeholders within the supply chain, logistics, and inventory processes.

While management has improved the periodic inventory physical count accuracy across locations and has made progress throughout the fiscal year ended June 30, 2023 towards the remediation of the material weakness, including the implementation of a number of operational enhancements to our inventory management process as outlined above, additional time is required to complete the material weakness remediation work, as management needs to ensure the sustainability of the design and operational effectiveness of recently implemented controls. In addition, as part of remediation effort, we may deem it necessary to implement additional controls, such as enhancements to cycle counts controls and systematic reconciliations between warehouse management and Peloton enterprise resource planning systems. We believe the steps discussed above will be effective in the remediation of the material weakness, but these remediation steps currently remain ongoing. As a result, we have not yet fully remediated the material weakness relating to controls around the existence, completeness, and valuation of inventory. We concluded this material weakness did not result in any material misstatements in our financial statements or disclosures in any of the fiscal years ended June 30, 2021, 2022 or 2023.

In addition, in connection with our assessment of the effectiveness of internal control over financial reporting as of June 30, 2023, we identified a material weakness related to ITGCs in the area of user access over a certain information technology system specific to Precor. Specifically, the Company did not design and maintain sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to a financial application, programs and data to appropriate Company personnel. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely affected to the extent that they rely upon information and configurations from the affected IT system. In order to remediate this material weakness, we are implementing the following measures:

•rationalization of access privileges for all system users and critical transactions based
•on job responsibilities considering segregation of duties;
•limiting excess rights and access for all system users;
•implementation of controls that require periodic re-evaluation of user access privileges, including administrative access;
•engaging an accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission; and
•training of relevant personnel on the design and operation of our internal controls over financial reporting.

These steps are subject to ongoing senior management review, as well as oversight by the audit committee of our Board of Directors. Additional or modified measures may also be required to remediate the material weaknesses. We will not be able to conclude that we have completely remediated the material weaknesses until the applicable controls are fully implemented and operate for a sufficient period of time and management has concluded, through formal testing, that the remediated controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate.

Management considered and documented the procedures performed to gain comfort over the completeness and accuracy of the financial information relied upon at Precor and to ensure material errors do not exist within the Precor information consolidated into Peloton’s financial statements.

We concluded with respect to each of the inventory and ITGCs-related material weaknesses described above that these material weaknesses did not result in any material misstatements in our financial statements or disclosures in any of the fiscal years ended June 30, 2021, 2022 or 2023. Based on additional procedures and post-closing review, management concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Remediation of Previously Disclosed Material Weakness

As previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, in connection with our assessment of the effectiveness of internal control over financial reporting as of June 30, 2022, we identified control deficiencies relating to (i) the design of our controls associated with the application of fair value measurements pertaining to goodwill and long-lived asset impairment analyses and (ii) evidence of the review supporting the validation of the inputs and assumptions used in our goodwill and long-lived asset impairment testing and restructuring assessment, which deficiencies in the aggregate, represented a material weakness in our internal control over financial reporting. We have completed execution of our remediation plan for this material weakness and, as of June 30, 2023, successfully remediated this material weakness by implementing the following measures:

•Enhanced the design of our controls and implemented guidelines setting forth specific requirements for documenting our procedures for validating the data used in our impairment analysis and restructuring assessment.
•Implemented additional review and analysis procedures to validate compliance with our guidelines and our policies outlining the application fair value in accounting processes when required, including steps to improve the operation and monitoring of control activities and procedures associated with our impairment assessments; and
•Hiring additional resources to effectively implement additional review and analysis procedures over the assumptions, inputs, and methodologies.

Changes in Internal Control over Financial Reporting
Other than the completed and ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm that audited the consolidated financial statements, has issued an audit report on our internal control over financial reporting as of June 30, 2023, which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2023, and is incorporated herein by reference.
Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2023, and is incorporated herein by reference.
Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2023, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2023, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2023, and is incorporated herein by reference.
Part IV

Item 15. Exhibit and Financial Statement Schedules

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

3. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
2.1	Stock and Asset Purchase Agreement, dated December 21, 2020, by and between the Registrant and Amer Sports Corporation	10-Q	001-39058	2.1	02/05/2021
3.1	Restated Certificate of Incorporation.	10-Q	001-39058	3.1	11/06/2019
3.2	Amended and Restated Bylaws.	8-K	001-39058	3.1	04/27/2020
4.1	Form of Class A common stock certificate.	S-1/A	333-233482	4.1	09/10/2019
4.2	Fourth Amended and Restated Investors’ Rights Agreement by and between the Registrant and certain security holders of the Registrant, dated April 5, 2019.	S-1	333-233482	4.2	08/27/2019
4.3	Indenture, dated as of February 11, 2021, between the Registrant and U.S. Bank National Association, as trustee.	8-K	001-39058	4.1	02/11/2021
4.4	Form of 0.00% Convertible Senior Notes due 2026 (included in Exhibit 4.3)	8-K	001-39058	4.2	02/11/2021
4.5	Description of Class A Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-39058	4.3	09/11/2020
10.1†	Form of Indemnification Agreement.	S-1	333-233482	10.1	08/27/2019
10.2†	2015 Stock Plan and forms of award agreements thereunder.	S-1	333-233482	10.2	08/27/2019

10.3†	2019 Equity Incentive Plan and forms of award agreements thereunder.	10-K	001-39058	10.3	09/07/2022
10.4†	2019 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-8	333-233941	4.8	09/26/2019
10.5†	Offer Letter by and between John Foley and the Registrant, dated September 9, 2019.	S-1/A	333-233482	10.5	09/10/2019
10.6†	Offer Letter by and between Thomas Cortese and the Registrant, dated February 6, 2017.	10-K	001-39058	10.8	09/11/2020
10.7†	Offer Letter by and between Barry McCarthy and the Registrant, dated February 7, 2022.	8-K	001-39058	10.1	02/08/2022
10.8†	Offer Letter by and between Ms. Coddington and the Registrant, dated June 6, 2022.	8-K	001-39058	10.1	06/06/2022
10.9†	Offer Letter by and between Leslie Berland and the Registrant, dated January 13, 2023.					X
10.10†	Offer Letter by and between Jennifer Cotter and the Registrant, dated April 26, 2019.					X
10.11†	Founder Transition Agreement by and between John Foley and the Company, dated September 12, 2022.	10-Q	001-39058	10.1	11/03/2022
10.12†	Severance and Change in Control Plan and form of participation agreement thereunder.	10-K	001-39058	10.9	09/11/2020
10.13	Agreement of Lease by and between the Registrant and Maple West 25th Owner, LLC, dated November 11, 2015, as amended.	S-1/A	333-233482	10.9	09/10/2019
10.14	Agreement of Lease by and between the Registrant and CBP 441 Ninth Avenue Owner LLC, dated November 16, 2018.	S-1/A	333-233482	10.10	09/10/2019
10.15	Form of Base Capped Call Transaction Confirmation.	8-K	001-39058	10.1	02/11/2021
10.16	Form of Additional Capped Call Transaction Confirmation.	8-K	001-39058	10.2	02/11/2021
10.17*	Amendment and Restatement Agreement, dated as of May 25, 2022, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and certain banks and financial institutions party thereto as lenders and issuing banks, as amended.	10-K	001-39058	10.18	09/07/2022

10.18**	Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 2, 2023, among the Company, the revolving lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, as amended.	10-Q	001-39058	10.1	05/04/2023
10.19*	Settlement, Patent License, and Release Agreement, dated as of May 1, 2023, among the Company, Dish DBS Corporation, Sling TV L.L.C., and DISH Technologies L.L.C.					X
19.1	Insider Trading Policy and Procedures.					X
21.1	List of Subsidiaries.	S-1	333-233482	21.1	08/27/2019
23.1	Consent of Ernst & Young LLP, Independent registered public accounting firm.					X
24.1	Power of Attorney (included in the signature page).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

† Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
* Certain portions of this document that constitute private or confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

** Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will supplementally furnish copies of omitted schedules and exhibits to the SEC or its staff upon its request.

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

PELOTON INTERACTIVE, INC.
Date: August 23, 2023	By:	/s/ Barry McCarthy
Barry McCarthy Chief Executive Officer (Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Barry McCarthy, Elizabeth F. Coddington, and Saqib Baig and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Barry McCarthy	President, Chief Executive Officer and Director (Principal Executive Officer)	August 23, 2023
Barry McCarthy

By:	/s/ Elizabeth F Coddington	Chief Financial Officer (Principal Financial Officer)	August 23, 2023
Elizabeth F Coddington

By:	/s/ Saqib Baig	Chief Accounting Officer (Principal Accounting Officer)	August 23, 2023
Saqib Baig

By:	/s/ Karen Boone	Director	August 23, 2023
Karen Boone

By:	/s/ Jon Callaghan	Director	August 23, 2023
Jon Callaghan

By:	/s/ Jay Hoag	Director	August 23, 2023
Jay Hoag

By:	/s/ Angel Mendez	Director	August 23, 2023
Angel Mendez

By:	/s/ Jonathan Mildenhall	Director	August 23, 2023
Jonathan Mildenhall

By:	/s/ Pamela Thomas-Graham	Director	August 23, 2023
Pamela Thomas-Graham