Form 10-Q
period 2023-09-30
PELOTON INTERACTIVE, INC.
filed 2023-11-02
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 31, 2023, the number of shares of the registrant’s Class A common stock outstanding was 342,433,897, and the number of shares of the registrant’s Class B common stock outstanding was 18,016,072.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

•risks related to payment processing, cybersecurity, or data privacy;

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

•risks related to our common stock and indebtedness; and

•those risks and uncertainties described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this Quarterly Report on Form 10-Q and the sections titled “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as such factors may be updated in our filings with the Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	September 30,	June 30,
	2023	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$748.5	$813.9
Accounts receivable, net	99.8	97.2
Inventories, net	514.6	522.6
Prepaid expenses and other current assets	224.5	205.4
Total current assets	1,587.5	1,639.1
Property and equipment, net	420.3	444.8
Intangible assets, net	22.8	25.6
Goodwill	41.2	41.2
Restricted cash	61.4	71.6
Operating lease right-of-use assets, net	515.0	524.1
Other assets	24.5	22.7
Total assets	$2,672.8	$2,769.1
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$485.5	$478.4
Deferred revenue and customer deposits	173.7	187.3
Current portion of long-term debt and other bank borrowings	7.5	7.5
Operating lease liabilities, current	79.7	83.5
Other current liabilities	3.6	4.6
Total current liabilities	750.0	761.4
0% Convertible Senior Notes, net	989.1	988.0
Term loan, net	691.2	690.9
Operating lease liabilities, non-current	585.7	593.8
Other non-current liabilities	27.7	30.1
Total liabilities	3,043.8	3,064.2
Commitments and contingencies (Note 8)
Stockholders’ deficit
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 Class A shares authorized, 342,407,114 and 338,750,774 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively; 2,500,000,000 and 2,500,000,000 Class B shares authorized, 18,016,072 and 18,016,853 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively.	—	—
Additional paid-in capital	4,701.4	4,619.8
Accumulated other comprehensive income	18.7	16.8
Accumulated deficit	(5,091.0)	(4,931.8)
Total stockholders’ deficit	(370.9)	(295.1)
Total liabilities and stockholders' deficit	$2,672.8	$2,769.1
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended September 30,
	2023	2022
Revenue:
Connected Fitness Products	$180.6	$204.2
Subscription	415.0	412.3
Total revenue	595.5	616.5
Cost of revenue:
Connected Fitness Products	174.9	259.8
Subscription	135.2	139.5
Total cost of revenue	310.1	399.3
Gross profit	285.4	217.2
Operating expenses:
Sales and marketing	146.0	138.7
General and administrative	151.1	193.5
Research and development	78.7	88.1
Impairment expense	24.0	62.9
Restructuring expense	17.8	106.9
Supplier settlements	—	1.1
Total operating expenses	417.6	591.1
Loss from operations	(132.3)	(374.0)
Other expense, net:
Interest expense	(27.2)	(20.9)
Interest income	8.4	4.0
Foreign exchange loss	(7.8)	(17.0)
Other income, net	0.3	0.2
Total other expense, net	(26.2)	(33.7)
Loss before provision for income taxes	(158.5)	(407.7)
Income tax expense	0.8	0.8
Net loss	$(159.3)	$(408.5)
Net loss attributable to Class A and Class B common stockholders	$(159.3)	$(408.5)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(1.20)
Weighted-average Class A and Class B common shares outstanding, basic and diluted	358,547,563	339,011,157
Other comprehensive income:
Change in foreign currency translation adjustment	1.9	5.3
Derivative adjustments:
Reclassification for derivative adjustments included in Net loss	—	(0.5)
Total other comprehensive income	1.9	4.8
Comprehensive loss	$(157.4)	$(403.6)
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(159.3)	$(408.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	30.8	29.0
Stock-based compensation expense	74.2	182.1
Non-cash operating lease expense	16.8	22.1
Amortization of debt discount and issuance costs	3.5	3.2
Impairment expense	24.0	62.9
Net foreign currency adjustments	7.8	17.2
Changes in operating assets and liabilities:
Accounts receivable	(3.0)	1.3
Inventories	(1.4)	106.0
Prepaid expenses and other current assets	(31.7)	(11.8)
Other assets	(2.0)	2.7
Accounts payable and accrued expenses	0.7	(178.7)
Deferred revenue and customer deposits	(13.4)	(3.6)
Operating lease liabilities, net	(23.9)	(16.8)
Other liabilities	(2.3)	(9.9)
Net cash used in operating activities	(79.2)	(202.8)
Cash Flows from Investing Activities:
Capital expenditures and capitalized internal-use software development costs	(4.1)	(43.6)
Net cash used in investing activities	(4.1)	(43.6)
Cash Flows from Financing Activities:
Principal repayment of Term Loan	(1.9)	(1.9)
Proceeds, net from employee stock purchase plan withholdings	(0.2)	0.3
Proceeds from employee stock plans	10.7	4.1
Principal repayments of finance leases	(0.4)	(0.5)
Net cash provided by financing activities	8.2	2.1
Effect of exchange rate changes	(0.5)	3.2
Net change in cash, cash equivalents, and restricted cash	(75.5)	(241.0)
Cash, cash equivalents, and restricted cash — Beginning of period	885.5	1,257.6
Cash, cash equivalents, and restricted cash — End of period	$809.9	$1,016.6
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$23.5	$16.8
Cash paid for income taxes	$1.2	$2.6
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Accrued and unpaid capital expenditures, including software	$1.1	$5.4
Stock-based compensation capitalized for software development costs	$—	$2.9
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance - June 30, 2022	338.3	$—	$4,291.3	$12.2	$(3,710.6)	$592.9
Activity related to stock-based compensation	1.3	—	185.4	—	—	185.4
Issuance of common stock under employee stock purchase plan	0.4	—	3.3	—	—	3.3
Cumulative effect of adopting ASU 2020-06	—	—	(160.1)	—	40.5	(119.6)
Other comprehensive loss	—	—	—	4.8	—	4.8
Net loss	—	—	—	—	(408.5)	(408.5)
Balance - September 30, 2022	339.8	$—	$4,320.0	$17.1	$(4,078.6)	$258.5

Balance - June 30, 2023	356.8	$—	$4,619.8	$16.8	$(4,931.8)	$(295.1)
Activity related to stock-based compensation	3.3	—	79.5	—	—	79.5
Issuance of common stock under employee stock purchase plan	0.4	—	2.0	—	—	2.0
Other comprehensive loss	—	—	—	1.9	—	1.9
Net loss	—	—	—	—	(159.3)	(159.3)
Balance - September 30, 2023	360.4	$—	$4,701.4	$18.7	$(5,091.0)	$(370.9)
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
Our Connected Fitness Products portfolio includes the Peloton Bike, Bike+, Tread, Tread+, Guide, and Row. Access to the Peloton App is available with an All Access or Guide Membership for Members who have Connected Fitness Products or through a standalone App Membership with multiple Membership tiers. Our revenue is generated primarily from recurring Subscription revenue and the sale of our Connected Fitness Products. We are additionally focused on growing our Paid App subscribers, including through efforts such as our recent branding and App relaunch in May 2023. We define a “Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, who has paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers).

Basis of Presentation and Consolidation
The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed consolidated balance sheet as of June 30, 2023, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations of the SEC. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the "Form 10-K"). However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows, and the changes in equity for the interim periods. The results for the three months ended September 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2024, or any other period.

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

Except as described elsewhere in Note 2 - Summary of Significant Accounting Policies in the section titled “Recently Issued Accounting Pronouncements,” there have been no material changes to the Company’s significant accounting policies as described in the Form 10-K.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, product recall and corrective action cost, the realizability of inventory, content costs for past use reserve, fair value measurements, the incremental borrowing rate associated with lease liabilities, impairment of long-lived and intangible assets, useful lives of long-lived assets, including property and equipment and finite-lived intangible assets, product warranty, goodwill, accounting for income taxes, stock-based compensation expense, transaction price estimates, the fair values of assets acquired and liabilities assumed in business combinations and asset acquisitions, future restructuring charges, contingent consideration, and commitments and contingencies. Actual results may differ from these estimates.
Internal-Use Software
The Company incurs development costs related to internal-use software. These software development costs meet the criteria for capitalization once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended.
The Company evaluates the costs incurred during the application development stage of internal use software and website development to determine whether the costs meet the criteria for capitalization. Costs related to preliminary project activities and post-implementation activities including maintenance are expensed as incurred.
Capitalized costs related to internal-use software are amortized on a straight-line basis over the estimated useful life of the software, not to exceed three years. Capitalized costs less accumulated amortization are included within Property and equipment, net on the Consolidated Balance Sheets. Software development costs that do not meet the criteria for capitalization and are expensed as incurred within Research and development in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Recently Adopted Accounting Pronouncements
ASU 2021-08
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The guidance requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company adopted ASU 2021-08 on July 1, 2023. The standard will be applied to acquisitions occurring on or after the effective date. The impact will depend on the contract assets and liabilities acquired in future business combinations.
3. Revenue
The Company’s primary sources of revenue are its recurring content Subscription revenue, and revenue from sales of its Connected Fitness Products, accessories, and branded apparel, as well as Precor branded fitness products, delivery, and installation services.

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
Some of the Company’s revenues relate to rental lease arrangements. The Company’s rental program allows Members to lease a Bike or Bike+ with a Peloton Rental Membership for a single monthly cost and a one-time delivery fee, and gives the Member the option to purchase the equipment outright or cancel at any time with no penalty. These lease arrangements include both lease and non-lease components. Consideration is allocated between the lease and non-lease components based on management’s best estimate of the relative standalone selling price of each component. The lease component relates to the customer’s right to use the equipment over the lease term and is accounted for as an operating lease in accordance with ASC 842, Leases. Lease revenue is recognized on a straight-line basis over the life of the lease within Connected Fitness Products revenue, while the underlying equipment subject to the lease remains within Property and equipment, net on the Company’s Consolidated Balance Sheets and depreciates over the equipment’s useful life. Depreciation expense associated with the underlying equipment is reflected in Connected Fitness Products cost of revenue in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Non-lease components are primarily comprised of (1) an All-Access Membership, which is recognized within Subscription revenue, and (2) cycling shoes, which are recognized within Connected Fitness Products revenue, and are accounted for in accordance with ASC 606.
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

Product Warranty
The Company offers a standard product warranty that its Connected Fitness Products will operate under normal, non-commercial use for a period of one year from the date of original delivery, covering the touchscreen and most original Bike, Bike+, Tread, Tread+, Row, and Guide components. The Company has the obligation, at its option, to either repair or replace the defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices. The Company’s products are manufactured by contract manufacturers, and in certain cases, the Company may have recourse to such contract manufacturers.
Activity related to the Company’s accrual for our estimated future product warranty obligation was as follows:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Balance at beginning of period	$26.4	$51.1
Provision for warranty accrual	1.8	(2.9)
Warranty claims	(7.5)	(11.5)
Balance at end of period	$20.7	$36.7

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
Disaggregation of Revenue
The Company’s revenue disaggregated by segment, excluding sales-based taxes, are included in Note 12 - Segment Information.

The Company’s revenue disaggregated by geographic region was as follows:

	Three Months Ended September 30,
	2023	2022
	(in millions)
North America	$548.8	$566.7
International	46.7	49.9
Total revenue	$595.5	$616.5

During the three months ended September 30, 2023 and 2022, the Company’s revenue attributable to the United States was $528.0 million and $545.1 million, or 89% and 88% of total revenue, respectively.

Deferred Revenue and Customer Deposits

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.

As of September 30, 2023 and June 30, 2023, deferred revenue of $93.8 million and $98.3 million, respectively, and customer deposits of $80.0 million and $89.0 million, respectively, were included in Deferred revenue and customer deposits on the Company’s Condensed Consolidated Balance Sheets.

In the three months ended September 30, 2023 and 2022, the Company recognized revenue of $88.6 million and $88.1 million, respectively, that was included in the deferred revenue balance as of June 30, 2023 and 2022, respectively.

4. Restructuring

In February 2022, the Company announced and began implementing a restructuring plan to realign the Company’s operational focus to support its multi-year growth, scale the business, and improve costs (the “Restructuring Plan”). The Restructuring Plan originally included: (i) reducing the Company’s headcount; (ii) closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for the Company’s previously planned Peloton Output Park; (iii) closing and consolidating several distribution facilities; and (iv) shifting to third-party logistics providers in certain locations. The Company expects the Restructuring Plan to be substantially implemented by the end of fiscal year 2024.

In fiscal year 2023, the Company continued to take actions to implement the Restructuring Plan. In July 2022, the Company announced it was exiting all owned-manufacturing operations and expanding its current relationship with Taiwanese manufacturer, Rexon Industrial Corporation. Additionally, in August 2022, the Company announced the decision to (i) fully transition its North American Field Operations to third-party providers, including the significant reduction of its delivery workforce teams; (ii) eliminate a significant number of roles on the North America Member Support team and exit its real-estate footprints in its Plano and Tempe locations; and (iii) reduce its retail showroom presence.

As a result of the Restructuring Plan, the Company incurred the charges shown in the following table, of which Asset write-downs and write-offs are included within Impairment expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The remaining charges incurred due to the Restructuring Plan are included within Restructuring expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

	Three Months Ended September 30,
	2023	2022
Cash restructuring charges:	(in millions)
Severance and other personnel costs	$6.1	$27.0
Exit and disposal costs and professional fees	4.5	3.1
Total cash charges	10.6	30.1

Non-cash charges:
Asset write-downs and write-offs	22.8	62.9
Stock-based compensation expense	7.2	76.8
Write-offs of inventory related to restructuring activities(1)	0.5	—
Total non-cash charges	30.5	139.7

Total	$41.2	$169.8
_________________________
(1) Write-offs of inventory are included within Cost of revenue: Connected Fitness Products in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

In connection with the Restructuring Plan, the Company committed to the closures of certain warehouse and retail locations, the discontinuation of manufacturing in North America, and the wind down of certain software implementation and development projects. Due to the actions taken pursuant to the Restructuring Plan, the Company tested certain long-lived assets (asset groups) for recoverability by comparing the carrying values of the asset group to estimates of their future undiscounted cash flows, which were generally the liquidation value, or for operating lease right-of-use assets, income from a sublease arrangement. Based on the results of the recoverability tests, the Company determined that during the three months ended September 30, 2023 and 2022, the undiscounted cash flows of certain assets (asset groups) were below their carrying values, indicating impairment. The assets were written down to their estimated fair values, which were determined based on their estimated liquidation or sales value, or for operating lease right-of-use assets, discounted cash flows of a sublease arrangement.

The following tables present a roll-forward of cash restructuring-related liabilities, which is included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, as follows:

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of June 30, 2022	$10.9	$—	$10.9
Charges	27.0	3.1	30.1
Cash payments	(22.4)	(1.5)	(23.9)
Balance as of September 30, 2022	$15.5	$1.5	$17.1

Balance as of June 30, 2023	$13.6	$0.3	$13.9
Charges	6.1	4.5	10.6
Cash payments	(13.8)	(4.2)	(18.0)
Balance as of September 30, 2023	$5.9	$0.6	$6.5

In connection with the Restructuring Plan, the Company estimates that it will incur additional cash charges of approximately $30.0 million, primarily composed of lease termination and other exit costs, by the end of fiscal year 2024. Additionally, the Company expects to recognize additional non-cash charges of approximately $15.0 million during fiscal year 2024, primarily composed of non-inventory asset impairment charges in connection with the Restructuring Plan.

5. Fair Value Measurements

Fair Value Measurements of Other Financial Instruments
The following tables present the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
0% Convertible Senior Notes	$—	$753.1	$—	$753.1

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
0% Convertible Senior Notes	$—	$759.5	$—	$759.5
The fair value of the 0% Convertible Senior Notes due February 15, 2026 (the “Notes”) is determined based on the closing price on the last trading day of the reporting period.
The carrying value of the Term Loan (as defined below) approximates the fair value of the Term Loan as of September 30, 2023.
6. Inventories
Inventories were as follows:

	September 30, 2023	June 30, 2023
	(in millions)
Raw materials	$48.6	$53.2
Finished products(1)	689.8	703.0
Total inventories	738.4	756.2
Less: Reserves	(223.8)	(233.6)
Total inventories, net	$514.6	$522.6
_________________________
(1) Includes $40.8 million and $26.4 million of finished goods inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of September 30, 2023 and June 30, 2023, respectively.
The Company periodically assesses and adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. The Company’s recorded inventory reserves as of September 30, 2023 primarily consisted of $102.9 million related to returned Connected Fitness Products that the Company does not expect to sell and $95.2 million related to excess accessories and apparel inventory.
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

The Notes will mature on February 15, 2026, unless earlier converted, redeemed, or repurchased. The Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events.

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

The Notes are senior unsecured obligations of the Company and rank senior in right of payment to any of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively subordinated in right of payment to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities of current or future subsidiaries of the Company (including trade payables and to the extent the Company is not a holder thereof, preferred equity, if any, of the Company’s subsidiaries).

The net carrying amount of the liability component of the Notes was as follows:

	September 30, 2023	June 30, 2023
	(in millions)
Principal	$1,000.0	$1,000.0
Unamortized debt issuance costs	(10.9)	(12.0)
Net carrying amount	$989.1	$988.0

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Amortization of debt issuance costs	$1.1	$1.1
Total interest expense related to the Notes	$1.1	$1.1

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

Second Amended and Restated Credit Agreement
In 2019, the Company entered into an amended and restated revolving credit agreement (the “Amended and Restated Credit Agreement”) for a $500.0 million secured revolving credit facility, including up to the lesser of $250.0 million and the aggregate unused amount of the facility for the issuance of letters of credit.

The Amended and Restated Credit Agreement also permitted the incurrence of indebtedness, including the Capped Call Transactions and issuance of the Notes.

On May 25, 2022, the Company entered into an Amendment and Restatement Agreement providing for a Second Amended and Restated Credit Agreement (as amended, restated, or otherwise modified from time to time, the “Second Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain banks and financial institutions party thereto as lenders and issuing banks.

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

During the three months ended September 30, 2023 and 2022, the Company incurred total commitment fees of $0.3 million and $0.4 million, respectively, which are included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of September 30, 2023, the Company had drawn the full amount of the Term Loan and had $740.6 million of total outstanding borrowings under the Second Amended and Restated Credit Agreement.

As of September 30, 2023, the Company had not drawn any amount under the Revolving Facility and as such did not have to test the financial covenants under the Second Amended and Restated Credit Agreement. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of September 30, 2023, the Company had outstanding letters of credit totaling $60.0 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheet.

Our proceeds in connection with the Term Loan were $696.4 million, net of discount of $33.8 million and issuance costs of $19.8 million. Both the discount and issuance costs are being amortized to interest expense over the term of the Term Loan using the effective interest rate method. Upon entering into the Term Loan, the effective interest rate was 10.2%. On each of November 25, 2022 and May 25, 2023 the rate was updated to 13.7% and 14.3%, respectively. The current effective interest rate on the Term Loan is 14.3% as of September 30, 2023.

The net carrying amount of the Term Loan was as follows:

	September 30, 2023	June 30, 2023
	(in millions)
Principal	$750.0	$750.0
Principal payments	(9.4)	(7.5)
Unamortized debt discount	(26.4)	(27.8)
Unamortized debt issuance costs	(15.5)	(16.3)
Net carrying amount	$698.7	$698.4

The following table sets forth the interest expense recognized related to the Term Loan:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Amortization of debt discount	$1.4	$1.4
Amortization of debt issuance costs	0.8	0.8
Total interest expense related to the Term Loan	$2.2	$2.2

8. Commitments and Contingencies
The Company is subject to minimum guarantee royalty payments associated under certain music license agreements.

The following represents the Company's minimum annual guarantee payments under music license agreements for the next three years as of September 30, 2023:

Future Minimum Payments
Fiscal Year	(in millions)
2024 (remaining)	$84.1
2025	48.8
2026	5.0
Total	$138.0

Tread+ Product Recall Return Reserves and Cost Estimates
On May 5, 2021, the Company announced a voluntary recall of its Tread+ in collaboration with the U.S. Consumer Product Safety Commission ("CPSC") and halted sales of this product to work on product enhancements. On May 18, 2023, the Company and the CPSC jointly announced the approval of a rear guard repair for the recalled Tread+.

The following table details the (benefit)/reduction to Connected Fitness Products revenue for actual and future returns and costs associated with the Tread+ product recall that were recorded in Connected Fitness Products cost of revenue.

	Three Months Ended September 30,
	2023	2022
	(in millions)
Returns accrual for (benefit)/reduction to Connected Fitness Products revenue	$(1.6)	$26.5
Costs of product recalls	(0.1)	2.5

Return reserves related to the impacts of the Tread+ recall of $17.6 million and $57.9 million were included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of September 30, 2023 and 2022, respectively. Accruals for costs associated with the Tread+ repair of $10.0 million were included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet as of September 30, 2023. The estimated return reserves are based on historical and expected product returns. The estimated costs associated with the Tread+ repair are primarily based on the estimated number of requests for the Tread+ repair and the estimated costs of the production, delivery, and installation of the remedy.

Bike Seat Post Recall
On May 11, 2023, in collaboration with the CPSC, the Company announced a voluntary recall of the original Peloton Bike (not Bike+) sold in the U.S. from January 2018 to May 2023 related to its seat post, and the Company is offering Members a free replacement seat post as the approved repair. As of September 30, 2023, accruals of $8.7 million were included within Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet related to the recall. The estimated cost to replace the bike seat posts is primarily based on the estimated number of requests for seat posts and the estimated costs of the production and shipment of the replacement parts. For more detail on the potential impacts of the recall to our business, see “Risk Factors—Risks Related to Our Connected Fitness Products and Members—Our products and services may be affected from time to time by design and manufacturing defects or product safety issues, real or perceived, that could adversely affect our business and result in harm to our reputation” in our Form 10-K.
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

As of September 30, 2023, the Company’s commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of Peloton products were estimated to be approximately $169.3 million, of which $162.9 million is expected to be paid over the next twelve months.

Legal and Regulatory Proceedings
The Company is, or may become, a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of its business, including the matters set forth below. We deny the allegations in the active matters described below and intend to vigorously defend against such matters.

Some of our legal and regulatory proceedings, including matters and litigation that center around intellectual property claims, may be based on complex claims involving substantial uncertainties and unascertainable damages. Accordingly, except for proceedings that have settled or been terminated, or except where otherwise indicated below, it is not possible to determine the probability of loss or estimate damages for such matters, and therefore, the Company has not established reserves for any of these proceedings. When the Company determines that a loss is both probable and reasonably estimable, the Company records a liability, and, if the liability is material, discloses the amount of the liability reserved. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

In May 2021 we initiated a voluntary recall of our Tread+ product in collaboration with the CPSC. In December 2022, we entered into a settlement agreement with the CPSC regarding matters related to the Tread+ recall. In the settlement, we agreed to pay a $19.1 million civil penalty, resolving the CPSC’s charges that we violated the Consumer Product Safety Act (“CPSA”). On May 18, 2023, the Company and the CPSC jointly announced the approval of a rear guard repair for the recalled Tread+. The SEC is also investigating our public disclosures concerning the Tread+ recall, as well as other matters. In addition, in 2021, the U.S. Department of Justice (the “DOJ”) and the Department of Homeland Security subpoenaed us for documents and other information related to our statutory obligations under the CPSA. The SEC and DOJ investigations are ongoing. In addition to the regulatory investigations, we are presently subject to class action litigation and private personal injury claims related to the safety of the Tread+.

On May 11, 2023, in collaboration with the CPSC, the Company announced a voluntary recall of the original Peloton Bike (not Bike+) sold in the U.S. from January 2018 to May 2023 related to its seat post, and the Company is offering Members a free replacement seat post as the approved repair. On May 17, 2023, Brandy Miller filed suit against Peloton on behalf of a putative nationwide class of Bike purchasers in the U.S. District Court for the District of South Carolina, Case No. 3:23-cv-02101-MGL. Plaintiff Miller alleges that, as demonstrated by the seat post recall, the Bike was defective when sold, and she brings claims of unjust enrichment, breaches of express and implied warranties, breach of contract, negligence, and design and manufacturing defects. On October 19, 2023, the court granted the Company’s motion to compel arbitration and stayed further proceedings pending an arbitrator’s determination of the arbitrability of the plaintiff’s claims.

On November 16, 2021, the United States District Court for the Eastern District of New York consolidated two putative securities class action lawsuits against the Company and certain of its officers under the caption In re Peloton Interactive, Inc. Securities Litigation, Master File No. 21-cv-02369-CBA-PK, and appointed Richard Neswick as lead plaintiff. On January 21, 2022, lead plaintiff filed an amended consolidated complaint in the action purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between September 11, 2020 and May 5, 2021. Lead plaintiff alleges that the Company and certain of its officers made false or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding the Peloton Tread+ and the safety of the product. On April 17, 2023, the parties entered into a settlement agreement to resolve the action for $14.0 million, for which the Company had previously taken a reserve. Under the terms of this agreement, defendants continue to deny any liability or wrongdoing. The settlement remains subject to court approval.

On June 9, 2023, Sam Solomon filed suit against Peloton and certain of its current and former officers on behalf of a putative class of individuals who purchased or otherwise acquired Peloton securities between May 10, 2022 and May 10, 2023, in the U.S. District Court for the Eastern District of New York, Case No. 1:23-cv-04279-MKB-JRC (the “Solomon Securities Litigation”). Plaintiff Solomon alleges that the defendants made false and/or misleading statements or omissions relating to the seat post recall in violation of Sections 10(b) and 20(a) of the Exchange Act.

On October 26, 2021 and January 24, 2022, the United States District Court for the Eastern District of New York consolidated four stockholder derivative actions purportedly on behalf of the Company against certain of the Company’s current and former officers and directors under the caption In re Peloton Interactive, Inc. Derivative Litigation, Master File No. 21-cv-02862-CBA-PK (the “EDNY Derivative Action”), which alleged, among other claims, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Exchange Act. Alan Chu, Moshe Genack, Xingqi Liu and Anthony Franchi were appointed as co-lead plaintiffs. The EDNY Derivative Action was stayed on February 11, 2022. On December 14, 2022, two putative verified stockholder derivative actions in the Court of Chancery of the State of Delaware, purportedly on behalf of the Company against certain of the Company’s officers and directors asserting similar allegations to those made in the EDNY Derivative Action, were consolidated as In re Peloton Interactive, Inc. Stockholder Derivative Litigation, Consol. Case No. 2022-1051-KSJM (“Chancery Derivative Action”), and stayed. On December 22, 2022, a stockholder filed a putative stockholder derivative action in the United States District Court for the District of Delaware, asserting similar allegations to those in the EDNY Derivative Action and the Chancery Derivative Action against certain current and former Company officers and directors, captioned Blackburn v. Foley, et al., Case No. 22-cv-01618-GBW, which was stayed on January 12, 2023.

On May 5, 2022, the United States District Court for the Southern District of New York consolidated two putative securities class action lawsuits against the Company and certain of its current and former officers under the caption City of Hialeah Employees Retirement System et al. v. Peloton Interactive, Inc., et al., Case No. 21-CV-09582-ALC-OTW and appointed Robeco Capital Growth Funds SICAV – Robeco Global Consumer Trends as lead plaintiff in the class action (the “SDNY Class Action”). Lead plaintiff filed its amended complaint on June 25, 2022, alleging that the defendants made false and/or misleading statements about demand for the Company’s products and the reasons for the Company’s inventory growth, and engaged in improper trading in violation of Sections 10(b) and 20A of the Exchange Act. On March 30, 2023, the court granted defendants’ motion to dismiss, with leave to amend. Plaintiffs filed an amended complaint on May 6, 2023, purportedly on behalf of a class of individuals who purchased or otherwise acquired the Company’s common stock between February 5, 2021 and January 19, 2022, and defendants moved to dismiss the complaint on June 16, 2023. Briefing on defendants’ motion to dismiss the amended complaint in the SDNY Class Action was completed on August 18, 2023.

On July 26, 2023, the Court of Chancery in the State of Delaware consolidated three stockholder derivative actions purportedly on behalf of the Company against certain of the Company’s current and former officers and directors under the caption In re Peloton Interactive, Inc. 2023 Derivative Litigation, Consol. Case No. 2023-0224-KSJM, which alleges that defendants breached their fiduciary duties by purportedly making false statements about demand for the Company’s products and engaging in improper trading. Plaintiffs Allison Manzella, Clark Ovruchesky, Daniel Banks, and Karen Florentino are co-lead plaintiffs. The Court stayed the action on September 26, 2023.

On September 27, 2023, Courtney Cooper and Abdo P. Faissal filed a verified stockholder derivative complaint, purportedly on behalf of the Company against certain of the Company’s current and former officers and directors, captioned Cooper v. Boone, et. al., Case No. 23-cv-07193-MKB-MMH, in the U.S. District Court for the Eastern District of New York, which alleges breaches of fiduciary duties and violations of Section 14(a) of the Exchange Act, as well as a claim for contribution under Sections 10(b) and 21D of the Exchange Act for any liability the Company may incur as a result of the Solomon Securities Litigation.

On August 4, 2022, Mayville Engineering Company, Inc. (“MEC”) filed suit against the Company in the Supreme Court of the State of New York, Index No. 652735/2022, alleging claims for breach of contract, or, in the alternative, breach of the implied duty of good faith and fair dealing. MEC alleges that the Company breached a supply agreement under which MEC agreed to supply certain parts for Peloton products, and that it is entitled to damages in an amount exceeding $107.0 million, plus pre-judgment interest, fees, and costs. On September 23, 2022, Peloton moved to dismiss MEC's complaint. On January 6, 2023, the Court partially granted and partially denied Peloton's motion to dismiss, dismissing MEC’s alternative claim for breach of the implied duty of good faith and fair dealing with prejudice, but allowing MEC's claim for breach of contract to move forward. Peloton has appealed that ruling and its appeal is pending. In September 2023, Peloton asserted a counterclaim and affirmative defense against MEC for fraudulent inducement of the supply agreement. The matter is ongoing.

9. Equity-Based Compensation

2019 Equity Incentive Plan
In August 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which was subsequently approved by the Company’s stockholders in September 2019. The 2019 Plan serves as the successor to the 2015 Stock Plan (the "2015 Plan"). The 2015 Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. Any reserved shares not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2019 Plan became available for grant under the 2019 Plan and will be issued as Class A common stock. The number of shares reserved for issuance under the 2019 Plan will increase automatically on July 1 of each of 2020 through 2029 by the number of shares of the Company’s Class A common stock equal to 5% of the total outstanding shares of all of the Company’s classes of common stock as of each June 30 immediately preceding the date of increase, or a lesser amount as determined by the Board of Directors. On July 1, 2023, the number of shares of Class A common stock available for issuance under the 2019 Plan was automatically increased according to its terms by 17,838,381 shares. As of September 30, 2023, 45,426,988 shares of Class A common stock are available for future award under the 2019 Plan.

Stock Options
The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2023	42,999,273	$19.71	5.2	$33.2
Exercised	(1,403,292)	$3.56		$5.0
Forfeited or expired	(4,499,768)	$26.26
Outstanding — September 30, 2023	37,096,213	$19.53	5.6	$13.4
Vested and Exercisable— September 30, 2023	26,550,020	$17.07	4.6	$13.4

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested - June 30, 2023	12,407,094	$18.84
Vested	(1,365,473)	$18.90
Forfeited or expired	(495,428)	$18.11
Unvested - September 30, 2023	10,546,193	$18.86

The aggregate intrinsic value of options outstanding and vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2023. The fair value of the common stock is the closing stock price of the Company's Class A common stock as reported on The Nasdaq Global Select Market. The aggregate intrinsic value of exercised options was $5.0 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively.

On July 1, 2022, the Compensation Committee of the Board of Directors of the Company approved a one-time repricing of certain stock option awards that had been granted to date under the 2019 Plan. The repricing impacted stock options held by all employees who remained employed through July 25, 2022. The repricing did not apply to our U.S.-based hourly employees (or employees with equivalent roles in non-U.S. locations) or our C-level executives. The original exercise prices of the repriced stock options ranged from $12.94 to $146.79 per share for the 2,138 total grantees. Each stock option was repriced to have a per share exercise price of $9.13, which was the closing price of the Company’s Class A common stock on July 1, 2022. There were no changes to the number of shares, the vesting schedule, or the expiration date of the repriced stock options. Incremental stock-based compensation expense resulting from the repricing was $21.9 million in the aggregate. Approximately $4.7 million was recognized immediately during the three months ended September 30, 2022.

For the three months ended September 30, 2023 no options were granted and for the three months ended September 30, 2022, the weighted-average grant date fair value per option was $6.74. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

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

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2023	27,236,428	$13.96
Granted	21,883,719	$6.73
Vested and converted to shares	(1,879,153)	$20.34
Cancelled	(1,896,767)	$13.31
Outstanding — September 30, 2023	45,344,227	$10.23

Employee Stock Purchase Plan
In August 2019, the Board of Directors adopted, and in September 2019, the Company's stockholders approved, the Employee Stock Purchase Plan (“ESPP”), through which eligible employees may purchase shares of the Company's Class A common stock at a discount through accumulated payroll deductions. The ESPP became effective on September 25, 2019, the date the registration statement, in connection with the Company’s initial public offering, was declared effective by the SEC. The number of shares of the Company's Class A common stock that will be available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2023, the number of shares of Class A common stock available for issuance under the ESPP was automatically increased according to its terms by 3,567,676 shares. As of September 30, 2023, a total of 15,821,314 shares of Class A common stock was available for sale to employees under the ESPP.

Unless otherwise determined by the Board of Directors, each offering period will consist of four six-month purchase periods, provided that the initial offering period commenced on September 25, 2019 and ended on August 31, 2021, and the initial purchase period ended February 28, 2020. Thereafter, each offering period and each purchase period will commence on September 1 and March 1 and end on August 31 and February 28 of each two-year period or each six-month period, respectively, subject to a reset provision. If the closing stock price on the first day of an offering period is higher than the closing stock price on the last day of any applicable purchase period, participants will be withdrawn from the ongoing offering period immediately following the purchase of ESPP shares on the purchase date and would automatically be enrolled in the subsequent offering period (“ESPP reset”), resulting in a modification under ASC 718.

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

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods were as follows:

Three Months Ended September 30, 2023
Weighted average risk-free interest rate	1.6%
Weighted average expected term (in years)	1.3
Weighted average expected volatility	92.4%
Expected dividend yield	—

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

During the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense associated with the ESPP of $1.1 million and $7.6 million, respectively.

In connection with the offering period that ended on August 31, 2023, employees purchased 373,114 shares of Class A common stock at a weighted-average price of $5.42 under the ESPP. As of September 30, 2023, total unrecognized compensation cost related to the ESPP was $13.3 million, which will be amortized over a weighted-average remaining period of 1.9 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Cost of revenue
Connected Fitness Products	$2.3	$7.3
Subscription	9.7	12.7
Total cost of revenue	12.0	20.1
Sales and marketing	4.7	10.7
General and administrative	35.4	52.3
Research and development	14.9	22.2
Restructuring expense	7.2	76.8
Total stock-based compensation expense	$74.2	$182.1

As of September 30, 2023, the Company had $617.6 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 2.8 years.

In the three months ended September 30, 2022, six employees of the Company who were eligible to participate in the Company’s Severance and Change in Control Plan (the “Severance Plan”) terminated employment. Certain modifications were made to equity awards, including, in certain instances, the post-termination period during which an employee may exercise outstanding stock options was extended from 90 days to one year (or the option expiration date, if earlier), and extended vesting was tied to certain consulting services that were deemed to be non-substantive. In one instance, the post-termination period during which an employee may exercise outstanding stock options was extended from 90 days to approximately 2.8 years. As a result of these modifications, the Company recognized incremental stock-based compensation expense of $43.4 million within Restructuring expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. In the three months ended September 30, 2023, one employee who was eligible to participate in the Severance Plan terminated employment. Certain modifications were made to equity awards, including the extension of the post-termination period during which an employee may exercise outstanding stock options from 90 days to the earlier of the original expiration date or 3 years. The employee will transition to a non-executive advisory role and as a result of this modification, the Company recognized incremental stock-based compensation expense of $5.4 million for the three months ended September 30, 2023 within Restructuring expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

10. Income Taxes
The Company recorded a provision from income taxes of $0.8 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. Furthermore, the Company's effective tax rates were (0.50)% and (0.20)% for the three months ended September 30, 2023 and 2022, respectively. The income tax provision and the effective tax rate are primarily driven by state and international taxes.

The Company maintains a valuation allowance on the majority of its deferred tax assets as it has concluded that it is more likely than not that the deferred assets will not be utilized.
11. Net Loss Per Share
The computation of loss per share is as follows:

	Three Months Ended September 30,
	2023	2022
	($ in millions except per share amounts)
Basic and diluted loss per share:
Net loss attributable to common stockholders	$(159.3)	$(408.5)
Shares used in computation:
Weighted-average common shares outstanding	358,547,563	339,011,157
Basic and diluted loss per share	$(0.44)	$(1.20)
Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended September 30,
	2023	2022
Employee stock options	8,703,141	15,944,915
Restricted stock units and awards	993,473	133,396

Impact of the Notes
The conversion option will have a dilutive impact on net income per share of common stock when the average market price per share of the Company's Class A common stock for a given period exceeds the conversion price of the Notes of $239.23 per share. During the three months ended September 30, 2023, the weighted average price per share of the Company's Class A common stock was below the conversion price of the Notes.

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

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Connected Fitness Products:
Revenue	$180.6	$204.2
Cost of revenue	174.9	259.8
Gross profit	$5.7	$(55.6)
Subscription:
Revenue	$415.0	$412.3
Cost of revenue	135.2	139.5
Gross profit	$279.7	$272.8
Consolidated:
Revenue	$595.5	$616.5
Cost of revenue	310.1	399.3
Gross profit	$285.4	$217.2
Reconciliation of Gross Profit
Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable Segment Gross Profit to consolidated Loss before provision for income tax is as follows:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Segment Gross Profit	$285.4	$217.2
Sales and marketing	(146.0)	(138.7)
General and administrative	(151.1)	(193.5)
Research and development	(78.7)	(88.1)
Impairment expense	(24.0)	(62.9)
Restructuring expense	(17.8)	(106.9)
Supplier settlements	—	(1.1)
Total other expense, net	(26.2)	(33.7)
Loss before provision for income taxes	$(158.5)	$(407.7)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on August 23, 2023 (“Form 10-K”). As discussed in the section titled "Special Note Regarding Forward Looking Statements," the following discussion and analysis contains forward looking statements that involve risks, uncertainties, assumptions, and other important factors that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Form 10-K.

Overview
Peloton is a leading global fitness company with a highly engaged community of 6.4 million Members as of September 30, 2023. A category innovator at the nexus of fitness, technology, and media, Peloton's first-of-its-kind subscription platform seamlessly combines innovative hardware, distinctive software, and exclusive content. Its world-renowned instructors coach and motivate Members to be the best version of themselves anytime, anywhere. We define a “Member” as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid Peloton App Membership, and completes 1 or more workouts in the trailing 12 month period. We define a completed workout as either completing at least 50% of an instructor-led class, scenic ride or run, or ten or more minutes of “Just Ride”, “Just Run”, or “Just Row” mode.

Our Connected Fitness Products portfolio includes the Peloton Bike, Bike+, Tread, Tread+, Guide, and Row. Access to the Peloton App is available with an All Access or Guide Membership for Members who have Connected Fitness Products or through a standalone App Membership with multiple Membership tiers. Our revenue is generated primarily from recurring Subscription revenue and the sale of our Connected Fitness Products. We are additionally focused on growing our Paid App subscribers, including through efforts such as our recent branding and App relaunch in May 2023. We define a “Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, who has paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers).

Our financial profile has been characterized by strong retention, recurring revenue, and efficient customer acquisition. Our low Average Net Monthly Connected Fitness Churn, together with our high Subscription Gross Profit and Subscription Contribution Margin, yields an attractive lifetime value (“LTV”) for our Connected Fitness Subscriptions well in excess of our customer acquisition costs (“CAC”). Maintaining an attractive LTV/CAC ratio is a primary goal of our customer acquisition strategy.

First Quarter Fiscal 2024 Update and Recent Developments

On September 27, 2023, the Company announced a five year strategic partnership with lululemon. This multi-dimensional agreement brings together two brands to create unique fitness experiences, including special content and co-branded fitness apparel product lines. On November 1, 2023, lululemon Studio Members were given access to thousands of Peloton classes, and in Spring 2024, Peloton will become the exclusive third party digital fitness content provider for lululemon Studio. In addition, exclusive Peloton content is available to people who sign up for lululemon’s free Essential membership program, which currently has more than 13 million Members. There are multiple benefits in this partnership, including an opportunity to introduce the Peloton App to millions of lululemon fitness enthusiasts.

On October 17, 2023, we announced our expansion into Austria, our fifth international market. Amazon now offers Bike, Bike+, and select accessories, while leading sports retailer Sport-Tiedje offers our Peloton Tread in addition to these products. While we have strong growth expectations for all of our International markets in fiscal year 2024, we are especially leaning into our opportunity to grow our U.K. and German membership bases. We are encouraged by the fact that our European members have comparable engagement, retention, and NPS (net promoter score) to the U.S. and Canada.

In addition, we expect Peloton for Business to be another growth driver in fiscal year 2024. Since the launch of our recent partnerships mentioned above, we have received significant inbound interest and we are involved in a wide range of conversations with prospective partners. In the first quarter of fiscal year 2024, we entered into agreements with our second professional employment organization reseller as well as Penn State Health, our newest corporate wellness customer.

Restructuring Plan
In February 2022, we announced and began implementing a restructuring plan to realign our operational focus to support our multi-year growth, scale the business, and improve costs (the “Restructuring Plan”). The Restructuring Plan originally included: (i) reducing our headcount; (ii) closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for our previously planned Peloton Output Park; (iii) closing and consolidating several distribution facilities; and (iv) shifting to third-party logistics providers in certain locations. We expect the Restructuring Plan to be substantially implemented by the end of fiscal year 2024.

In fiscal year 2023, we continued to take actions to implement the Restructuring Plan. In July 2022, we announced we were exiting all owned-manufacturing operations and expanding our current relationship with Taiwanese manufacturer, Rexon Industrial Corporation. Additionally, in August 2022, we announced our decision to (i) fully transition our North American Field Operations to third-party providers, including the significant reduction of our delivery workforce teams; (ii) eliminate a significant number of roles on the North America Member Support team and exit our real-estate footprints in our Plano and Tempe locations; and (iii) reduce our retail showroom presence.

Total charges related to the Restructuring Plan were $41.2 million and $169.8 million for the three months ended September 30, 2023 and 2022, respectively. Total charges for the three months ended September 30, 2023 consisted of cash charges of $6.1 million for severance and other personnel costs and $4.5 million for exit and disposal costs and professional fees, and non-cash charges of $22.8 million related to non-inventory asset write-downs and write-offs, $7.2 million for stock-based compensation expense, and $0.5 million for write-offs of inventory related to restructuring activities. Total charges for the three months ended September 30, 2022 consisted of cash charges of $27.0 million for severance and other personnel costs and $3.1 million for exit and disposal costs and professional fees, and non-cash charges of $62.9 million related to non-inventory asset write-downs and write-offs and $76.8 million for stock-based compensation expense.

In connection with the Restructuring Plan, we estimate that we will incur additional cash charges of approximately $30.0 million, primarily composed of lease termination and other exit costs, by the end of fiscal year 2024. Additionally, the Company expects to recognize additional non-cash charges of approximately $15.0 million during fiscal year 2024, primarily composed of asset impairment charges in connection with the Restructuring Plan.

We may not be able to realize the cost savings and benefits initially anticipated as a result of the Restructuring Plan, and costs may be greater than expected. See “Risk Factors—Risks Related to Our Business—We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business” in our Form 10-K.

Tread+ Product Recall Return Reserves and Cost Estimates
On May 5, 2021, we announced a voluntary recall of our Tread+ product in collaboration with the Consumer Product Safety Commission (the “CPSC”) and halted sales of this product to work on product enhancements. Members were notified that they could return their Tread+ for a full refund, or wait until a solution is available. In collaboration with the CPSC, on May 18, 2023, we jointly announced approval of a rear guard repair for the recalled Tread+, for which we are in the process of manufacturing. We will make this rear guard available to our Members who continue to own a Tread+ and resume sales of the Tread+ from our existing inventory with the rear guard installed.

Return reserves related to the impacts of the Tread+ recall of $17.6 million and $24.4 million were included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of September 30, 2023 and June 30, 2023, respectively. We may continue to incur additional costs beyond what we have currently estimated to be probable and reasonably estimable which could include costs for which we have not accrued or established adequate reserves, including increases to the return reserves, inventory write-downs, logistics costs associated with Member requests to return or move their hardware, subscription waiver variable costs of service, anticipated recall-related hardware development and repair costs, and related legal and advisory fees. Recall charges are based upon estimates associated with our expected and historical consumer response rates.

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

Bike Seat Post Recall
On May 11, 2023, in collaboration with the CPSC, the Company announced a voluntary recall of the original Peloton Bike (not Bike+) sold in the U.S. from January 2018 to May 2023 related to its seat post, and the Company is offering Members a free replacement seat post as the approved repair. As of September 30, 2023, accruals of $8.7 million were included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet related to the recall. The estimated cost to replace the bike seat posts is primarily based on the estimated number of requests for seat posts and the estimated costs of the production and shipment of the replacement parts.

We may continue to incur additional costs beyond what we have currently estimated to be probable and estimable, including if the number of reported incidents materially increases. See “Risk Factors—Risks Related to Our Connected Fitness Products and Members—Our products and services may be affected from time to time by design and manufacturing defects or product safety issues, real or perceived, that could adversely affect our business and result in harm to our reputation” in our Form 10-K.

Key Operational and Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended September 30,
	2023	2022
Ending Paid Connected Fitness Subscriptions(1)	2,964,223	2,918,317
Average Net Monthly Paid Connected Fitness Subscription Churn(2)	1.5%	1.2%
Ending Paid App Subscriptions	762,532	875,232
Average Monthly Paid App Subscription Churn(3)	6.3%	—
Subscription Gross Profit (in millions)	$279.7	$272.8
Subscription Contribution (in millions)(4)	$298.7	$294.1
Subscription Gross Margin	67.4%	66.2%
Subscription Contribution Margin(4)	72.0%	71.3%
Net loss (in millions)	$(159.3)	$(408.5)
Adjusted EBITDA (in millions)(5)	$9.1	$(33.4)
Net Cash Used in Operating Activities (in millions)	$(79.2)	$(202.8)
Free Cash Flow (in millions)(6)	$(83.2)	$(246.3)
______________________________
(1) New reporting metric replacing Ending Connected Fitness Subscription. See Ending Paid Connected Fitness Subscription definitions below.
(2) New reporting metric replacing Average Net Monthly Connected Fitness Churn. See Ending Paid App Subscriptions definition below.
(3) This metric is reported on a go-forward basis as it includes App One and App+ subscriptions that were not available during the three months ended September 30, 2022.
(4) Please see the section titled “Non-GAAP Financial Measures—Subscription Contribution and Subscription Contribution Margin” for a reconciliation of Subscription Gross Profit to Subscription Contribution and an explanation of why we consider Subscription Contribution and Subscription Contribution Margin to be helpful measures for investors.
(5) Please see the section titled “Non-GAAP Financial Measures—Adjusted EBITDA” for a reconciliation of Net loss to Adjusted EBITDA and an explanation of why we consider Adjusted EBITDA to be a helpful measure for investors.
(6) Please see the section titled “Non-GAAP Financial Measures—Free Cash Flow” for a reconciliation of net cash used in operating activities to Free Cash Flow and an explanation of why we consider Free Cash Flow to be a helpful measure for investors.

Ending Paid Connected Fitness Subscriptions

Ending Paid Connected Fitness Subscriptions includes all Connected Fitness Subscriptions for which we are currently receiving payment (a successful credit card billing or prepaid subscription credit or waiver). Historically, we have included a Connected Fitness Subscription that is paused for up to three months as a Connected Fitness Subscription. Because there is no payment on a paused subscription, effective as of the beginning of fiscal year 2024, we no longer include paused Connected Fitness Subscriptions in our Ending Paid Connected Fitness Subscription count.

Average Net Monthly Paid Connected Fitness Subscription Churn

To align with the new definition of Ending Paid Connected Fitness Subscriptions above, our new quarterly Average Net Monthly Paid Connected Fitness Subscription Churn is calculated as follows: Paid Connected Fitness Subscriber "churn count" in the quarter, divided by the average number of beginning Paid Connected Fitness Subscribers each month, divided by three months. "Churn count" is defined as quarterly Connected Fitness Subscription churn events minus Connected Fitness Subscription unpause events minus Connected Fitness Subscription reactivations.

We refer to any cancellation or pausing of a subscription for our All Access Membership as a churn event. Because we do not receive payment for paused Connected Fitness Subscriptions, a paused Connected Fitness Subscription is now treated as a churn event at the time the pause goes into effect, which is the start of the next billing cycle. An unpause event occurs when a pause period elapses without a cancellation and the Connected Fitness Subscription resumes, and is therefore counted as a reduction in our churn count in that period. Consistent with our previous practice, our churn count is shown net of reactivations and our new quarterly Average Net Monthly Paid Connected Fitness Subscription Churn metric averages the monthly Connected Fitness churn percentage across the three months of the reported quarter.

Prior to fiscal year 2024, we have reported Average Net Monthly Connected Fitness Churn, which is defined as Connected Fitness Subscription cancellations, net of reactivations, in the quarter, divided by the average number of beginning Connected Fitness Subscriptions in each month, divided by three months. This metric does not treat a pause of a Connected Fitness Subscription as a churn event. When a Connected Fitness Subscription payment method fails, we communicate with our Members to update their payment method and make multiple attempts over several days to charge the payment method on file and reactivate the subscription. We cancel a Member's Connected Fitness Subscription when it remains unpaid for two days after their billing cycle date.

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

Ending Paid App Subscriptions
Ending Paid App Subscriptions include all App One and App+ subscriptions for which we are currently receiving payment.

Average Monthly Paid App Subscription Churn
When a Subscriber to App One or App+ cancels their membership (a churn event) and resubscribes in a subsequent period, the resubscription is considered a new subscription (rather than a reactivation that is counted as a reduction in our churn count). Average Paid App Subscription Churn is calculated as follows: Paid App Subscription cancellations in the quarter, divided by the average number of beginning Paid App Subscriptions each month, divided by three months.
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

As of September 30, 2023, 99% and 80% of our Connected Fitness Subscription and Peloton App subscription bases, respectively, were paying month-to-month, respectively.

If a Connected Fitness Subscription owns a combination of a Bike, Tread, Guide or Row product in the same household, the price of the Subscription remains $44 monthly. As of September 30, 2023, approximately 9% of our Connected Fitness Subscriptions owned multiple Connected Fitness Products.

Cost of revenue
Connected Fitness Products
Connected Fitness Products cost of revenue consists of our portfolio of Connected Fitness Products and branded apparel product costs, including third party manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement and service costs, fulfillment costs, warehousing costs, depreciation of property and equipment, and certain costs related to management, facilities, and personnel-related expenses associated with supply chain logistics.

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

	Three Months Ended September 30,
	2023	2022
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$180.6	$204.2
Subscription	415.0	412.3
Total revenue	595.5	616.5
Cost of revenue(1)(2)
Connected Fitness Products	174.9	259.8
Subscription	135.2	139.5
Total cost of revenue	310.1	399.3
Gross profit	285.4	217.2
Operating expenses
Sales and marketing(1)(2)	146.0	138.7
General and administrative(1)(2)	151.1	193.5
Research and development(1)(2)	78.7	88.1
Impairment expense	24.0	62.9
Restructuring expense(1)	17.8	106.9
Supplier settlements	—	1.1
Total operating expenses	417.6	591.1
Loss from operations	(132.3)	(374.0)
Other expense, net:
Interest expense	(27.2)	(20.9)
Interest income	8.4	4.0
Foreign exchange losses	(7.8)	(17.0)
Other income, net	0.3	0.2
Total other expense, net	(26.2)	(33.7)
Loss before provision for income taxes	(158.5)	(407.7)
Income tax expense	0.8	0.8
Net loss	$(159.3)	$(408.5)
____________________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Cost of revenue
Connected Fitness Products	$2.3	$7.3
Subscription	9.7	12.7
Total cost of revenue	12.0	20.1
Sales and marketing	4.7	10.7
General and administrative	35.4	52.3
Research and development	14.9	22.2
Restructuring expense	7.2	76.8
Total stock-based compensation expense	$74.2	$182.1
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
____________________
(2) Includes depreciation and amortization expense as follows:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Cost of revenue
Connected Fitness Products	$6.1	$2.1
Subscription	9.3	8.5
Total cost of revenue	15.4	10.6
Sales and marketing	6.4	8.5
General and administrative	6.2	7.1
Research and development	2.8	2.8
Total depreciation and amortization expense	$30.8	$29.0
Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,
	2023	2022	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$180.6	$204.2	(11.6)%
Subscription	415.0	412.3	0.6
Total revenue	$595.5	$616.5	(3.4)%
Percentage of revenue
Connected Fitness Products	30.3%	33.1%
Subscription	69.7	66.9
Total	100.0%	100.0%

Three Months Ended September 30, 2023 and 2022
Connected Fitness Products revenue decreased $23.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was primarily attributable to fewer Bike and Accessories deliveries, partially offset by revenues generated from Tread, our rental program, and the inclusion of Peloton Row, which launched in the second quarter of fiscal year 2023.

Subscription revenue increased $2.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily attributable to the year-over-year growth in our Connected Fitness Subscriptions, primarily driven by the number of Connected Fitness Products delivered during the fiscal year ended June 30, 2023 under new Subscriptions and our low Average Net Monthly Paid Connected Fitness Subscription Churn of 1.5% for the three month period ending September 30, 2023.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2023	2022	% Change
	(dollars in millions)
Cost of Revenue:
Connected Fitness Products	$174.9	$259.8	(32.7)%
Subscription	135.2	139.5	(3.1)
Total cost of revenue	$310.1	$399.3	(22.3)%
Gross Profit:
Connected Fitness Products	$5.7	$(55.6)	110.2%
Subscription	279.7	272.8	2.5
Total Gross profit	$285.4	$217.2	31.4%
Gross Margin:
Connected Fitness Products	3.1%	(27.2)%
Subscription	67.4%	66.2%

Three Months Ended September 30, 2023 and 2022

Connected Fitness Products cost of revenue for the three months ended September 30, 2023 decreased $84.9 million, or 32.7%, compared to the three months ended September 30, 2022. This decrease was primarily driven by fewer deliveries for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Our Connected Fitness Products Gross Margin increased to 3.1% for the three months ended September 30, 2023 compared to (27.2)% for the three months ended September 30, 2022, primarily driven by lower inventory reserves and write-downs, lower shipping and logistics costs, and less charges associated with recall related matters that occurred during the three months ended September 30, 2022. This increase was partially offset by lower Connected Fitness Products revenue as described above.

Subscription cost of revenue for the three months ended September 30, 2023 decreased $4.3 million, or 3.1%, compared to the three months ended September 30, 2022. This decrease was primarily driven by decreases of $3.2 million in music royalties and $3.1 million in stock-based compensation expense, largely due to the acceleration of certain restricted stock unit vesting schedules and the repricing of certain stock option awards during the three months ended September 30, 2022. This decrease was partially offset by an increase in personnel related expenses of $1.6 million primarily due to increased headcount.

Subscription Gross Margin remained consistent for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Operating Expenses
Sales and Marketing

	Three Months Ended September 30,
	2023	2022	% Change
	(dollars in millions)
Sales and marketing	$146.0	$138.7	5.3%
As a percentage of total revenue	24.5%	22.5%

Three Months Ended September 30, 2023 and 2022

Sales and marketing expense increased $7.4 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily driven by increases in spending on advertising and marketing programs of $30.9 million. This increase was partially offset by decreases in personnel-related expenses of $10.2 million, primarily due to decreased average headcount, decreases in stock-based compensation expense of $5.9 million, primarily driven by the acceleration of certain restricted stock unit vesting schedules and the repricing of certain stock option awards during the three months ended September 30, 2022, and decreases in rent and occupancy costs of $4.4 million, primarily driven by a reduction in our retail showroom presence.

General and Administrative

	Three Months Ended September 30,
	2023	2022	% Change
	(dollars in millions)
General and administrative	$151.1	$193.5	(21.9)%
As a percentage of total revenue	25.4%	31.4%

Three Months Ended September 30, 2023 and 2022

General and administrative expense decreased $42.4 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, largely due to decreases in stock-based compensation expense of $16.9 million, largely due to the acceleration of certain restricted stock unit vesting schedules and the repricing of certain stock option awards during the three months ended September 30, 2022, decreases in personnel-related expenses of $11.1 million primarily due to decreased average headcount, and decreases in professional services fees (comprised of legal, accounting, and consulting fees) of $7.8 million.

Research and Development

	Three Months Ended September 30,
	2023	2022	% Change
	(dollars in millions)
Research and development	$78.7	$88.1	(10.7)%
As a percentage of total revenue	13.2%	14.3%
Three Months Ended September 30, 2023 and 2022

Research and development expense decreased $9.4 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily driven by a decrease of $7.3 million in stock-based compensation expense, largely due to the acceleration of certain restricted stock unit vesting schedules and the repricing of certain stock option awards during the three months ended September 30, 2022

Impairment expense

	Three Months Ended September 30,
	2023	2022	% Change
	(dollars in millions)
Impairment expense	$24.0	$62.9	(61.8)%

Three Months Ended September 30, 2023 and 2022

Impairment expense decreased $38.8 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily driven by a decrease in asset write-downs and write-offs related to restructuring initiatives, including less Connected Fitness asset impairments, and asset impairments at certain corporate office locations that we exited during the three months ended September 30, 2022.

Restructuring expense

	Three Months Ended September 30,
	2023	2022	% Change
	(dollars in millions)
Restructuring expense	$17.8	$106.9	(83.3)%

Three Months Ended September 30, 2023 and 2022

Restructuring expense decreased $89.1 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to a decrease of $69.6 million in stock-based compensation expense and a decrease of $20.9 million in cash severance and other personnel costs.

Supplier Settlements

	Three Months Ended September 30,
	2023	2022	% Change
	(dollars in millions)
Supplier Settlements	$—	$1.1	NM*
___________________________
*NM - not meaningful

Three Months Ended September 30, 2023 and 2022

Supplier settlements decreased $1.1 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, as no settlement and related costs were paid to third-party suppliers during the three months ended September 30, 2023.

Total Other Expense, Net and Income Tax Expense

	Three Months Ended September 30,
	2023	2022	% Change
	(dollars in millions)
Interest expense	$(27.2)	$(20.9)	29.7%
Interest income	8.4	4.0	109.9%
Foreign exchange losses	(7.8)	(17.0)	(54.5)%
Other income, net	0.3	0.2	29.7%
Income tax expense	0.8	0.8	(1.2)%

Total other expense, net, was composed of the following for the three months ended September 30, 2023:

•Interest expense primarily related to the Term Loan, the Notes, and deferred financing costs of $27.2 million;
•Interest income from cash, cash equivalents, and short-term investments of $8.4 million;
•Foreign exchange losses of $7.8 million; and
•Other income, net of $0.3 million.

Total other expense, net, was composed of the following for the three months ended September 30, 2022:

•Interest expense primarily related to the Term Loan, the Notes, and deferred financing costs of $20.9 million;
•Interest income from cash, cash equivalents, and short-term investments of $4.0 million;
•Foreign exchange losses of $17.0 million; and
•Other income, net of $0.2 million.

Income tax expense for the three months ended September 30, 2023 and 2022 was primarily due to state and international taxes.

Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance.
Adjusted EBITDA
We calculate Adjusted EBITDA as net (loss) income adjusted to exclude: total other expense (income), net; income tax expense (benefit); depreciation and amortization expense; stock-based compensation expense; impairment expense; product recall related matters; certain litigation and settlement expenses; transaction and integration costs; reorganization, severance, exit, disposal and other costs associated with restructuring plans; supplier settlements; and other adjustment items that arise outside the ordinary course of our business.
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
•Our management uses Adjusted EBITDA in conjunction with financial measures prepared in accordance with GAAP for planning purposes, including the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance; and
•Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of our core operating results, and may also facilitate comparisons with other peer companies, many of which use a similar non-GAAP financial measures to supplement their GAAP results.

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
•Adjusted EBITDA does not reflect reorganization, severance, exit, disposal, and other costs associated with restructuring plans;
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

The following table presents a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Adjusted EBITDA

	Three Months Ended September 30,
	2023	2022
	(dollars in millions)
Net loss	$(159.3)	$(408.5)
Adjusted to exclude the following:
Total other expense, net	26.2	33.7
Income tax expense	0.8	0.8
Depreciation and amortization expense	30.8	29.0
Stock-based compensation expense	67.0	105.3
Impairment expense	24.0	62.9
Restructuring expense	18.4	106.9
Supplier settlements	—	1.1
Product recall related matters(1)	(1.8)	28.9
Litigation and settlement expenses(2)	2.9	5.7
Other adjustment items	—	0.8
Adjusted EBITDA	$9.1	$(33.4)
______________________
(1) Represents adjustments and charges associated with product recall related matters, as well as accrual adjustments. For the three months ended September 30, 2023 and 2022, these include an adjustment to Connected Fitness Products revenue for actual and estimated future returns of $(1.6) million and $26.5 million, respectively, and recorded costs in Connected Fitness Products cost of revenue associated with recall related matters of $(0.1) million and $2.5 million, respectively.
(2) Includes litigation-related expenses for certain non-recurring patent infringement litigation, consumer arbitration, and product recalls for the three months ended September 30, 2023 and September 30, 2022.

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

The following table presents a reconciliation of Subscription Contribution and Subscription Contribution Margin to Subscription Gross Profit and Subscription Gross Margin, respectively, which are the most directly comparable financial measures prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,
	2023	2022
	(dollars in millions)
Subscription Revenue	$415.0	$412.3
Less: Cost of Subscription	135.2	139.5
Subscription Gross Profit	$279.7	$272.8
Subscription Gross Margin	67.4%	66.2%
Add back:
Depreciation and amortization expense	$9.3	$8.5
Stock-based compensation expense	9.7	12.7
Subscription Contribution	$298.7	$294.1
Subscription Contribution Margin	72.0%	71.3%

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

Free Cash Flow

We define Free Cash Flow as Net cash (used in) provided by operating activities less capital expenditures and capitalized internal-use software development costs. Free cash flow reflects an additional way of viewing our liquidity that, we believe, when viewed with our GAAP results, provides management, investors, and other users of our financial information with a more complete understanding of factors and trends affecting our cash flows.

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

The following table presents a reconciliation of Free Cash Flow to Net cash used in operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Net cash used in operating activities	$(79.2)	$(202.8)
Capital expenditures and capitalized internal-use software development costs	(4.1)	(43.6)
Free Cash Flow	$(83.2)	$(246.3)

Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, and a term loan, as well as cash flows from operating activities. As of September 30, 2023, we had Cash and cash equivalents of approximately $748.5 million.

We anticipate capital expenditures over the next 12 months to include investments in content and our studios, product development and systems implementation.

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

Restructuring Plan
In February 2022, we announced and began implementing the Restructuring Plan to realign our operational focus to support our multi-year growth, scale the business, and improve costs. The Restructuring Plan originally included: (i) reducing our headcount; (ii) closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for our previously planned Peloton Output Park; (iii) closing and consolidating several distribution facilities; and (iv) shifting to third-party logistics providers in certain locations. We expect the Restructuring Plan to be substantially implemented by the end of fiscal year 2024.

In fiscal year 2023, we continued to take actions to implement the Restructuring Plan. In July 2022, we announced we were exiting all owned-manufacturing operations and expanding our current relationship with Taiwanese manufacturer, Rexon Industrial Corporation. Additionally, in August 2022, we announced our decision to (i) fully transition our North American Field Operations to third-party providers, including the significant reduction of our delivery workforce teams; (ii) eliminate a significant number of roles on the North America Member Support team and exit our real-estate footprints in our Plano and Tempe locations; and (iii) reduce our retail showroom presence.

Total charges related to the Restructuring Plan were $41.2 million and $169.8 million for the three months ended September 30, 2023 and 2022, respectively. Total charges for the three months ended September 30, 2023 and 2022 consisted of cash charges of $6.1 million and $27.0 million for severance and other personnel costs and $4.5 million and $3.1 million for exit and disposal costs and professional fees, and non-cash charges of $22.8 million and $62.9 million related to asset impairments and $7.2 million and $76.8 million for stock-based compensation expense, respectively.

In connection with the Restructuring Plan, the Company estimates that it will incur additional cash charges of approximately $30.0 million, primarily composed of lease termination and other exit costs, by the end of fiscal year 2024. Additionally, the Company expects to recognize additional non-cash charges of approximately $15.0 million during fiscal year 2024, primarily composed of asset impairment charges in connection with the Restructuring Plan.

We may not be able to realize the cost savings and benefits initially anticipated as a result of the Restructuring Plan, and costs may be greater than expected. See “Risk Factors—Risks Related to Our Business—We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business” in our Form 10-K.

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

Second Amended and Restated Credit Agreement
In 2019, the Company entered into an amended and restated revolving credit agreement (the “Amended and Restated Credit Agreement”) for a $500.0 million secured revolving credit facility, including up to the lesser of $250.0 million and the aggregate unused amount of the facility for the issuance of letters of credit.

The Amended and Restated Credit Agreement also permitted the incurrence of indebtedness, including the Capped Call Transactions and issuance of the Notes.

On May 25, 2022, the Company entered into an Amendment and Restatement Agreement providing for a Second Amended and Restated Credit Agreement (as amended, restated or otherwise modified from time to time, the “Second Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain banks and financial institutions party thereto as lenders and issuing banks.

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

As of September 30, 2023, we had not drawn on our Revolving Facility and as such did not have to test the financial covenants under the Second Amended and Restated Credit Agreement. As of September 30, 2023, we had drawn the full amount of the Term Loan, and we therefore had $740.6 million total outstanding borrowings under the Second Amended and Restated Credit Agreement. As of September 30, 2023, we had outstanding letters of credit totaling $60.0 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheet. Upon entering into the Term Loan, the effective interest rate was 10.2%. On each of November 25, 2022 and May 25, 2023, the rate was updated to 13.7% and 14.3%, respectively. The current effective interest rate on the Term Loan is 14.3% as of September 30, 2023.

Cash Flows

	Three Months Ended September 30,
	2023	2022
	(in millions)
Net cash used in operating activities	$(79.2)	$(202.8)
Net cash used in investing activities	(4.1)	(43.6)
Net cash provided by financing activities	8.2	2.1
Operating Activities
Net cash used in operating activities of $79.2 million for the three months ended September 30, 2023 was primarily due to a net loss of $159.3 million, partially offset by a net decrease in operating assets and liabilities of $77.0 million and an increase in non-cash adjustments of $157.1 million. The decrease in operating assets and liabilities was primarily due to a $31.7 million increase in prepaid expenses and other current assets, primarily due to timing of prepayments for music royalties and marketing expenses, a $23.9 million decrease in net operating lease liabilities due to lease payments and lease terminations, and a $13.4 million decrease in customer deposits and deferred revenue. Non-cash adjustments primarily consisted of $74.2 million of stock-based compensation expense, $30.8 million of depreciation and amortization, and $24.0 million of impairment expense.

Investing activities
Net cash used in investing activities for the three months ended September 30, 2023 of $4.1 million was primarily a result of capital expenditures related to product development, office equipment, content production, and the build out of our warehouses.

Financing activities
Net cash provided by financing activities of $8.2 million for the three months ended September 30, 2023 was primarily related to proceeds from employee stock plans of $10.7 million, partially offset by $1.9 million in principal repayments on the Term Loan.

Commitments
As of September 30, 2023, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$866.7	$113.0	$208.5	$164.9	$380.3
Minimum guarantees (2)	138.0	96.8	41.2	—	—
Unused credit facility fee payments (3)	4.7	1.4	3.0	0.3	—
Other purchase obligations (4)	147.8	62.2	80.0	5.5	—
Convertible senior notes (5)	1,000.0	—	1,000.0	—	—
Term loan (5)	740.6	7.5	15.0	718.1	—
Total	$2,897.9	$280.9	$1,347.7	$888.8	$380.4
______________________
(1) Lease obligations relate to our office space, warehouses, retail locations, production studios, and equipment. The original lease terms are between one and 21 years, and the majority of the lease agreements are renewable at the end of the lease period. The Company has finance lease obligations of $0.3 million, also included above.
(2) We are subject to minimum royalty payments associated with our license agreements for the use of licensed content. See “Risk Factors — Risks Related to Our Business— We depend upon third-party licenses for the use of music in our content. An adverse change to, loss of, or claim that we do not hold necessary licenses may have an adverse effect on our business, operating results, and financial condition” in our Form 10-K.
(3) Pursuant to the Second Amended and Restated Credit Agreement, we are required to pay a commitment fee of 0.325% and 0.375% on a quarterly basis based on the unused portion of the Revolving Facility. As of September 30, 2023, we had outstanding letters of credit totaling $60.0 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheet.
(4) Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to cloud computing costs.
(5) Refer to Note 7 - Debt in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding our Notes and Term Loan obligations.

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

As of September 30, 2023, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were estimated to be approximately $169.3 million. See “Risk Factors—Risks Related to Our Business—Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in our Form 10-K.

Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of September 30, 2023.
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

Revenue Recognition
As described in Note 8 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, the Company announced a voluntary recall of the Company’s Tread+ product, permitting customers to return the product for a refund. The amount of a refund customers are eligible to receive may differ based on the status of an approved remediation of the issue driving the recall, and the age of the Connected Fitness product being returned. We estimate return reserves primarily based on historical and expected product returns, product warranty, and service call trends. We also consider current trends in consumer behavior in order to identify correlations to current trends in returns. However, with current uncertainty in the global economy, negative press and general sentiment surrounding Peloton’s post-pandemic business and financial performance, predicting expected product returns based on historical returns becomes less relevant, requiring reliance on highly subjective estimates based on our interpretation of how current conditions and factors will drive consumer behavior.

On October 18, 2022, the CPSC and the Company jointly announced that consumers have more time to get a full refund if they wish to return their Tread+. With the extension of the full refund period for one additional year, to November 6, 2023, the Company previously estimated that more Members would opt for a full refund, and accordingly increased the Company’s return reserve during the three months ended September 30, 2022. As of September 30, 2023 and June 30, 2023, our return reserves related to the impacts of the recalls was $17.6 million and $24.4 million, respectively.

Product Recall Related Matters
The Company accrues cost of product recalls and potential corrective actions based on management estimate of when it is probable that a liability has been incurred and the amount can be reasonably estimated, which occurs when management commits to a corrective action plan or when required by regulatory requirements. Costs of product recalls and corrective actions are recognized in Connected Fitness Products cost of revenue, which may include the cost of the development of the product being replaced, logistics costs, and other related costs such as product scrap cost, inventory write-down and cancellation of any supplier commitments. The accrued cost is based on management’s estimate of the cost to repair each affected product and the estimated number of products to be repaired based on actions taken by the impacted customers. Estimating both cost to repair each affected product and the number of units to be repaired is highly subjective and requires significant management judgment. Based on information that is currently available, management believes that the accruals are adequate. It is possible that substantial additional charges may be required in future periods based on new information, changes in facts and circumstances, and actions the Company may commit to or be required to undertake. As of September 30, 2023 and June 30, 2023, accruals related to product recall related matters were $23.2 million and $63.4 million respectively.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We had Cash and cash equivalents of $748.5 million as of September 30, 2023. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented in this Quarterly Report on Form 10-Q would not have had a material impact on our condensed consolidated financial statements.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As described below, we previously identified material weaknesses in our internal control over financial reporting. Solely as a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weaknesses in our internal control over financial reporting described below.

Previously Reported Material Weaknesses
As reported in Part II, Item 9A. “Controls and Procedures” of our Annual Reports on Form 10-K for the fiscal years ended June 30, 2023, June 30, 2022, and June 30, 2021, we identified a material weakness in our internal control over financial reporting related to controls around the existence, completeness, and valuation of inventory.

Management has continued its enhancements to the Company’s inventory management process related to the existence, completeness, and valuation of inventory and has made further progress in the implementation of the remediation efforts, including:

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
•Improved timeliness and accuracy of transactional processing between Peloton and third-party service providers and increased the accuracy of inventory data across Peloton internal systems, Peloton warehouses, and third-party providers;
•Consolidation of our inventory network and reduced our inventory exposure to locations with historically high physical count inaccuracy; and
•Enhancements to training of standard operating procedures and internal controls to key stakeholders within the supply chain, logistics, and inventory processes.

While management has improved the periodic inventory physical count accuracy across locations and has made progress towards the remediation of the material weakness, including the implementation of a number of operational enhancements to our inventory management process as outlined above, additional time is required to complete the material weakness remediation work, as management needs to ensure the sustainability of the design and operational effectiveness of recently implemented controls. In addition, as part of the remediation effort, we may deem it necessary to implement additional controls, such as enhancements to cycle counts controls and systematic reconciliations between warehouse management and Peloton enterprise resource planning systems. We believe the steps discussed above will be effective in the remediation of the material weakness, but these remediation steps currently remain ongoing. As a result, we have not yet fully remediated the material weakness relating to controls around the existence, completeness, and valuation of inventory. We concluded this material weakness did not result in any material misstatements in our financial statements or disclosures in any of the fiscal years ended June 30, 2021, 2022, or 2023.

In addition, as reported in Part II, Item 9A. “Controls and Procedures” of our Form 10-K, we identified a material weakness related to information technology general controls(“ ITGCs”) in the area of user access over a certain information technology system specific to Precor. Specifically, the Company did not design and maintain sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to a financial application, programs, and data to appropriate Company personnel. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely affected to the extent that they rely upon information and configurations from the affected IT system. In order to remediate this material weakness, we are implementing the following measures:

•rationalization of access privileges for all system users and critical transactions based on job responsibilities considering segregation of duties;
•limiting excess rights and access for all system users;
•implementation of controls that require periodic re-evaluation of user access privileges, including administrative access;
•engaging an accounting advisory firm to assist with the documentation, evaluation, remediation, and testing of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission; and
•training of relevant personnel on the design and operation of our internal controls over financial reporting.

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

We concluded with respect to each of the inventory and ITGCs-related material weaknesses described above that these material weaknesses did not result in any material misstatements in our financial statements or disclosures in any of the fiscal years ended June 30, 2021, 2022, or 2023. Based on additional procedures and post-closing review, management concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risks disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-39058	3.1	11/06/2019
3.2	Amended and Restated Bylaws.	8-K	001-39058	3.1	04/27/2020
10.1*	Transition Agreement, dated as of October 16, 2023, by and between the Company and Tom Cortese.	8-K/A	001-39058	10.1	10/19/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).					X

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

PELOTON INTERACTIVE, INC.
Date: November 2, 2023	By:	/s/ Barry McCarthy
Barry McCarthy Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Elizabeth F Coddington
Elizabeth F Coddington Chief Financial Officer (Principal Financial Officer)