Form 10-Q
period 2023-12-31
PELOTON INTERACTIVE, INC.
filed 2024-02-01
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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

As of January 30, 2024, the number of shares of the registrant’s Class A common stock outstanding was 348,856,682, and the number of shares of the registrant’s Class B common stock outstanding was 18,016,072.

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

•disruptions or failures of information technology systems, or websites;

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

•any inaccuracies in, or failure to achieve, operational and business metrics or forecasts of market growth;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,	June 30,
	2023	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$737.7	$813.9
Accounts receivable, net	141.0	97.2
Inventories, net	427.2	522.6
Prepaid expenses and other current assets	220.7	205.4
Total current assets	1,526.5	1,639.1
Property and equipment, net	398.6	444.8
Intangible assets, net	20.1	25.6
Goodwill	41.2	41.2
Restricted cash	60.4	71.6
Operating lease right-of-use assets, net	499.3	524.1
Other assets	23.2	22.7
Total assets	$2,569.4	$2,769.1
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$513.1	$478.4
Deferred revenue and customer deposits	189.2	187.3
Current portion of long-term debt and other bank borrowings	7.5	7.5
Operating lease liabilities, current	79.1	83.5
Other current liabilities	4.4	4.6
Total current liabilities	793.3	761.4
0% Convertible Senior Notes, net	990.3	988.0
Term loan, net	691.6	690.9
Operating lease liabilities, non-current	566.3	593.8
Other non-current liabilities	27.1	30.1
Total liabilities	3,068.6	3,064.2
Commitments and contingencies (Note 8)
Stockholders’ deficit
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 Class A shares authorized, 346,192,530 and 338,750,774 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively; 2,500,000,000 and 2,500,000,000 Class B shares authorized, 18,016,072 and 18,016,853 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively.	—	—
Additional paid-in capital	4,767.1	4,619.8
Accumulated other comprehensive income	19.5	16.8
Accumulated deficit	(5,285.9)	(4,931.8)
Total stockholders’ deficit	(499.3)	(295.1)
Total liabilities and stockholders' deficit	$2,569.4	$2,769.1
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenue:
Connected Fitness Products	$319.1	$381.4	$499.7	$585.6
Subscription	424.5	411.3	839.5	823.6
Total revenue	743.6	792.7	1,339.2	1,409.2
Cost of revenue:
Connected Fitness Products	305.3	424.2	480.2	684.1
Subscription	139.0	133.4	274.2	272.9
Total cost of revenue	444.2	557.6	754.4	957.0
Gross profit	299.4	235.0	584.8	452.2
Operating expenses:
Sales and marketing	230.3	217.1	376.4	355.8
General and administrative	160.8	192.6	311.8	386.1
Research and development	79.9	80.0	158.6	168.1
Impairment expense	3.6	9.7	27.7	72.6
Restructuring expense	13.4	49.0	31.2	155.9
Supplier settlements	(1.5)	17.9	(1.5)	19.1
Total operating expenses	486.5	566.4	904.2	1,157.6
Loss from operations	(187.1)	(331.3)	(319.4)	(705.3)
Other expense, net:
Interest expense	(27.7)	(22.2)	(54.9)	(43.2)
Interest income	8.4	5.8	16.9	9.8
Foreign exchange gain (loss)	9.6	11.8	1.9	(5.2)
Other income, net	0.1	2.4	0.4	2.6
Total other expense, net	(9.5)	(2.2)	(35.7)	(35.9)
Loss before provision for income taxes	(196.6)	(333.5)	(355.1)	(741.2)
Income tax (benefit) expense	(1.7)	1.9	(1.0)	2.7
Net loss	$(194.9)	$(335.4)	$(354.1)	$(743.9)
Net loss attributable to Class A and Class B common stockholders	$(194.9)	$(335.4)	$(354.1)	$(743.9)
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.98)	$(0.98)	$(2.18)
Weighted-average Class A and Class B common shares outstanding, basic and diluted	362,334,326	341,930,937	360,440,945	340,516,100
Other comprehensive income:
Change in foreign currency translation adjustment	0.8	3.9	2.7	8.2
Derivative adjustments:
Reclassification for derivative adjustments included in Net loss	—	0.1	—	0.6
Total other comprehensive income	0.8	4.0	2.7	8.9
Comprehensive loss	$(194.1)	$(331.4)	$(351.5)	$(735.1)
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(354.1)	$(743.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	55.9	60.9
Stock-based compensation expense	140.8	263.7
Non-cash operating lease expense	33.7	44.4
Amortization of debt discount and issuance costs	7.0	6.7
Impairment expense	27.7	72.6
Loss on sale of subsidiary	3.8	—
Net foreign currency adjustments	(1.9)	5.6
Changes in operating assets and liabilities:
Accounts receivable	(44.0)	(41.4)
Inventories	80.1	287.5
Prepaid expenses and other current assets	(21.1)	13.0
Other assets	(1.2)	5.3
Accounts payable and accrued expenses	8.6	(218.5)
Deferred revenue and customer deposits	1.9	9.6
Operating lease liabilities, net	(44.5)	(43.6)
Other liabilities	(3.0)	(13.1)
Net cash used in operating activities	(110.4)	(291.3)
Cash Flows from Investing Activities:
Capital expenditures and capitalized internal-use software development costs	(10.0)	(49.5)
Proceeds from sale of subsidiary	14.6	—
Net cash provided by (used in) investing activities	4.6	(49.5)
Cash Flows from Financing Activities:
Principal repayment of Term Loan	(3.8)	(3.8)
Proceeds, net from employee stock purchase plan withholdings	1.9	2.8
Proceeds from employee stock plans	19.1	29.9
Principal repayments of finance leases	(0.5)	(1.0)
Net cash provided by financing activities	16.8	27.9
Effect of exchange rate changes	1.7	7.1
Net change in cash, cash equivalents, and restricted cash	(87.3)	(305.7)
Cash, cash equivalents, and restricted cash — Beginning of period	885.5	1,257.6
Cash, cash equivalents, and restricted cash — End of period	$798.1	$951.9
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$47.8	$33.1
Cash paid for income taxes	$1.9	$7.6
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Accrued and unpaid capital expenditures, including software	$2.2	$2.5
Stock-based compensation capitalized for software development costs	$—	$4.4
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance - September 30, 2022	339.8	$—	$4,320.0	$17.1	$(4,078.6)	$258.5
Activity related to stock-based compensation	4.6	—	103.4	—	—	103.4
Other comprehensive loss	—	—	—	4.0	—	4.0
Net loss	—	—	—	—	(335.4)	(335.4)
Balance - December 31, 2022	344.6	$—	$4,423.4	$21.1	$(4,414.0)	$30.5

Balance - September 30, 2023	360.4	$—	$4,701.4	$18.7	$(5,091.0)	$(370.9)
Activity related to stock-based compensation	3.8	—	65.7	—	—	65.7
Other comprehensive loss	—	—	—	0.8	—	0.8
Net loss	—	—	—	—	(194.9)	(194.9)
Balance - December 31, 2023	364.2	$—	$4,767.1	$19.5	$(5,285.9)	$(499.3)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance - June 30, 2022	338.3	$—	$4,291.3	$12.2	$(3,710.6)	$592.9
Activity related to stock-based compensation	5.9	—	288.8	—	—	288.8
Issuance of common stock under employee stock purchase plan	0.4	—	3.3	—	—	3.3
Cumulative effect of adopting ASU 2020-06	—	—	(160.1)	—	40.6	(119.5)
Other comprehensive loss	—	—	—	8.9	—	8.9
Net loss	—	—	—	—	(743.9)	(743.9)
Balance - December 31, 2022	344.6	$—	$4,423.4	$21.1	$(4,414.0)	$30.5

Balance - June 30, 2023	356.8	$—	$4,619.8	$16.8	$(4,931.8)	$(295.1)
Activity related to stock-based compensation	7.0	—	145.3	—	—	145.3
Issuance of common stock under employee stock purchase plan	0.4	—	2.0	—	—	2.0
Other comprehensive income	—	—	—	2.7	—	2.7
Net loss	—	—	—	—	(354.1)	(354.1)
Balance - December 31, 2023	364.2	$—	$4,767.1	$19.5	$(5,285.9)	$(499.3)
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

In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows, and the changes in equity for the interim periods. The results for the three and six months ended December 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2024, or any other period.

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

Accounting Pronouncements Not Yet Adopted
ASU 2023-07
In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, and is effective for fiscal years beginning after December 15, 2023 on a retrospective basis. The Company is currently evaluating the impact of adopting this ASU.
ASU 2023-09
In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances income tax information primarily through changes in the rate reconciliation and income taxes paid information, and is effective for fiscal years beginning after December 15, 2024 on a prospective basis. The Company is currently evaluating the impact of adopting this ASU.
3. Revenue
The Company’s primary sources of revenue are its recurring content Subscription revenue, revenue from sales of its Connected Fitness Products, rental lease arrangements, accessories, and branded apparel, as well as Precor branded fitness products, delivery, and installation services.

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
Some of the Company’s revenues relate to rental lease arrangements. The Company’s rental program allows Members to lease a Bike or Bike+ with a Peloton Rental Membership for a single monthly cost and a one-time delivery fee, and gives the Member the option to purchase the equipment outright or cancel at any time with no penalty. These lease arrangements include both lease and non-lease components. Consideration is allocated between the lease and non-lease components based on management’s best estimate of the relative standalone selling price of each component. The lease component relates to the customer’s right to use the equipment over the lease term and is accounted for as an operating lease in accordance with ASC 842, Leases. Lease revenue is recognized on a straight-line basis over the life of the lease within Connected Fitness Products revenue, while the underlying equipment subject to the lease remains within Property and equipment, net on the Company’s Consolidated Balance Sheets and depreciates over the equipment’s useful life. Depreciation expense associated with the underlying equipment is reflected in Connected Fitness Products cost of revenue in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Non-lease components primarily consist of an All-Access Membership, which is recognized within Subscription revenue.
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

Activity related to the Company’s accrual for our estimated future product warranty obligation was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Balance at beginning of period	$20.7	$36.7	$26.4	$51.1
Provision for warranty accrual	7.9	8.6	9.7	5.8
Warranty claims	(7.2)	(9.2)	(14.7)	(20.7)
Balance at end of period	$21.5	$36.2	$21.5	$36.2
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
Disaggregation of Revenue
The Company’s revenue disaggregated by segment, excluding sales-based taxes, are included in Note 12 - Segment Information.

The Company’s revenue disaggregated by geographic region was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
North America	$686.3	$737.5	$1,235.0	$1,304.1
International	57.4	55.2	104.1	105.1
Total revenue	$743.6	$792.7	$1,339.2	$1,409.2

During the three and six months ended December 31, 2023, the Company’s revenue attributable to the United States was $658.0 million and $1,186.1 million, or 88% and 89% of total revenue, respectively. During the three and six months ended December 31, 2022, the Company’s revenue attributable to the United States was $711.7 million and $1,256.8 million, or 90% and 89% of total revenue, respectively.

Deferred Revenue and Customer Deposits
Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.

As of December 31, 2023 and June 30, 2023, deferred revenue of $94.9 million and $99.2 million, respectively, and customer deposits of $94.3 million and $88.1 million, respectively, were included in Deferred revenue and customer deposits on the Company’s Condensed Consolidated Balance Sheets.

In the six months ended December 31, 2023 and 2022, the Company recognized revenue of $92.5 million and $90.7 million, respectively, that was included in the deferred revenue balance as of June 30, 2023 and 2022, respectively.

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

In fiscal year 2023, the Company continued to take actions to implement the Restructuring Plan. In July 2022, the Company announced it was exiting all owned-manufacturing operations and expanding its current relationship with Taiwanese manufacturer, Rexon Industrial Corporation. Additionally, in August 2022, the Company announced the decision to (i) fully transition its North American Field Operations to third-party providers, including the significant reduction of its delivery workforce teams; (ii) eliminate a significant number of roles on the North America Member Support team and exit its real-estate footprints in its Plano and Tempe locations; and (iii) reduce its retail showroom presence. In

January 2024, the Company completed the sale of the Peloton Output Park building and a portion of the corresponding land and received net proceeds of approximately $31.9 million. The Company continues to market the remaining land parcel.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Cash restructuring charges:	(in millions)
Severance and other personnel costs	$0.3	$34.1	$6.4	$61.1
Exit and disposal costs and professional fees	9.3	8.9	13.8	12.0
Total cash charges	9.6	43.0	20.2	73.1

Non-cash charges:
Asset write-downs and write-offs	$1.3	$9.7	$24.1	$72.6
Stock-based compensation expense	—	6.0	7.2	82.8
Write-offs of inventory related to restructuring activities(1)	0.5	3.7	1.0	3.7
Loss on sale of subsidiary	3.8	—	3.8	—
Total non-cash charges	5.6	19.3	36.1	159.0

Total	$15.2	$62.4	$56.4	$232.2
_________________________
(1) Write-offs of inventory are included within Cost of revenue: Connected Fitness Products in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

In connection with the Restructuring Plan, the Company committed to the closures of certain warehouse and retail locations, the discontinuation of manufacturing in North America, and the wind down of certain software implementation and development projects. Due to the actions taken pursuant to the Restructuring Plan, the Company tested certain long-lived assets (asset groups) for recoverability by comparing the carrying values of the asset group to estimates of their future undiscounted cash flows, which were generally the liquidation value, or for operating lease right-of-use assets, income from a sublease arrangement. Based on the results of the recoverability tests, the Company determined that during the three and six months ended December 31, 2023 and 2022, the undiscounted cash flows of certain assets (asset groups) were below their carrying values, indicating impairment. The assets were written down to their estimated fair values, which were determined based on their estimated liquidation or sales value, or for operating lease right-of-use assets, discounted cash flows of a sublease arrangement.

The following tables present a roll-forward of cash restructuring-related liabilities, which is included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, as follows:

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of September 30, 2022	$15.5	$1.5	$17.1
Charges	34.1	8.9	43.0
Cash payments	(27.4)	(9.3)	(36.7)
Balance as of December 31, 2022	$22.3	$1.1	$23.4

Balance as of September 30, 2023	$5.9	$0.6	$6.5
Charges	0.3	9.3	9.6
Cash payments	(3.9)	(5.2)	(9.1)
Balance as of December 31, 2023	$2.2	$4.7	$7.0

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of June 30, 2022	$10.9	$—	$10.9
Charges	61.1	12.0	73.1
Cash payments	(49.8)	(10.9)	(60.6)
Balance as of December 31, 2022	$22.3	$1.1	$23.4

Balance as of June 30, 2023	$13.6	$0.3	$13.9
Charges	6.4	13.8	20.2
Cash payments	(17.8)	(9.4)	(27.2)
Balance as of December 31, 2023	$2.2	$4.7	$7.0

In connection with the Restructuring Plan, the Company estimates that it will incur additional cash charges of approximately $20.0 million, primarily composed of lease termination and other exit costs, which are expected to be substantially incurred by the end of fiscal year 2024. Additionally, the Company expects to recognize additional non-cash charges of approximately $10.0 million, primarily composed of non-inventory asset impairment charges in connection with the Restructuring Plan, which are expected to be substantially incurred by the end of fiscal year 2024.

5. Fair Value Measurements

Fair Value Measurements of Other Financial Instruments
The following tables present the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
0% Convertible Senior Notes	$—	$778.8	$—	$778.8

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
0% Convertible Senior Notes	$—	$759.5	$—	$759.5
The fair value of the 0% Convertible Senior Notes due February 15, 2026 (the “Notes”) is determined based on the closing price on the last trading day of the reporting period.
The carrying value of the Term Loan (as defined below) approximates the fair value of the Term Loan as of December 31, 2023.

6. Inventories
Inventories were as follows:

	December 31, 2023	June 30, 2023
	(in millions)
Raw materials	$43.9	$53.2
Finished products(1)	590.3	703.0
Total inventories	634.1	756.2
Less: Reserves	(207.0)	(233.6)
Total inventories, net	$427.2	$522.6
_________________________
(1) Includes $46.0 million and $26.4 million of finished goods inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of December 31, 2023 and June 30, 2023, respectively.
The Company periodically assesses and adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. The Company’s recorded inventory reserves as of December 31, 2023 primarily consisted of $97.3 million related to excess accessories and apparel inventory and $82.4 million related to returned Connected Fitness Products that the Company does not expect to sell.
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

The net carrying amount of the liability component of the Notes was as follows:

	December 31, 2023	June 30, 2023
	(in millions)
Principal	$1,000.0	$1,000.0
Unamortized debt issuance costs	(9.7)	(12.0)
Net carrying amount	$990.3	$988.0

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Amortization of debt issuance costs	$1.1	$1.1	$2.3	$2.3
Total interest expense related to the Notes	$1.1	$1.1	$2.3	$2.3

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
In 2019, the Company entered into an amended and restated revolving credit agreement.

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

During the three and six months ended December 31, 2023, the Company incurred total commitment fees of $0.3 million and $0.7 million, respectively, and $0.4 million and $0.8 million during the three and six months ended December 31, 2022, respectively, which are included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of December 31, 2023, the Company had drawn the full amount of the Term Loan and had $738.8 million of total outstanding borrowings under the Second Amended and Restated Credit Agreement.

As of December 31, 2023, the Company had not drawn any amount under the Revolving Facility and as such did not have to test the financial covenants under the Second Amended and Restated Credit Agreement. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of December 31, 2023, the Company had outstanding letters of credit totaling $60.4 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheet.

Our proceeds in connection with the Term Loan were $696.4 million, net of discount of $33.8 million and issuance costs of $19.8 million. Both the discount and issuance costs are being amortized to interest expense over the term of the Term Loan using the effective interest rate method. Upon entering into the Term Loan, the effective interest rate was 10.2%. On each of November 25, 2022, May 25, 2023, and November 25, 2023, the rate was updated to 13.7%, 14.3%, and 14.5%, respectively. The current effective interest rate on the Term Loan is 14.5% as of December 31, 2023.

The net carrying amount of the Term Loan was as follows:

	December 31, 2023	June 30, 2023
	(in millions)
Principal	$750.0	$750.0
Principal payments	(11.3)	(7.5)
Unamortized debt discount	(25.0)	(27.8)
Unamortized debt issuance costs	(14.7)	(16.3)
Net carrying amount	$699.1	$698.4

The following table sets forth the interest expense recognized related to the Term Loan:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Amortization of debt discount	$1.5	$1.4	$2.8	$2.7
Amortization of debt issuance costs	0.9	0.8	1.7	1.6
Total interest expense related to the Term Loan	$2.3	$2.2	$4.5	$4.4
8. Commitments and Contingencies
The Company is subject to minimum guarantee royalty payments associated under certain music license agreements.

The following represents the Company's minimum annual guarantee payments under music license agreements for the next three years as of December 31, 2023:

Future Minimum Payments
Fiscal Year	(in millions)
2024 (remaining)	$50.4
2025	48.8
2026	6.0
Total	$105.2

Tread+ Product Recall Return Reserves and Cost Estimates
On May 5, 2021, the Company announced a voluntary recall of its Tread+ in collaboration with the U.S. Consumer Product Safety Commission ("CPSC") and halted sales of this product to work on product enhancements. On May 18, 2023, the Company and the CPSC jointly announced the approval of a rear guard repair for the recalled Tread+, for which we are in the process of manufacturing. We have made this rear guard available to our Members who continue to own a Tread+ and resumed pre-sales of the Tread+ from our existing inventory with the rear guard installed.

The following table details the (benefit)/reduction to Connected Fitness Products revenue for actual and future returns and costs associated with the Tread+ product recall that were recorded in Connected Fitness Products cost of revenue.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Returns accrual for (benefit)/reduction to Connected Fitness Products revenue	$(2.3)	$—	$(3.9)	$26.5
Costs of product recalls	(4.2)	—	(4.3)	2.5

Return reserves related to the impacts of the Tread+ recall of $8.5 million and $24.4 million were included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2023 and June 30, 2023, respectively. Accruals for costs associated with the Tread+ repair of $10.0 million and $10.0 million were included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet as of December 31, 2023 and June 30, 2023, respectively. The estimated return reserves are based on historical and expected product returns. The estimated costs associated with the Tread+ repair are primarily based on the estimated number of requests for the Tread+ repair and the estimated costs of the production, delivery, and installation of the remedy.

Bike Seat Post Recall
On May 11, 2023, in collaboration with the CPSC, the Company announced a voluntary recall of the original Peloton Bike (not Bike+) sold in the U.S. from January 2018 to May 2023 related to its seat post, and the Company is offering Members a free replacement seat post as the approved repair. As of December 31, 2023 and June 30, 2023, accruals of $2.5 million and $42.2 million, respectively, were included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet related to the recall. The estimated cost to replace the bike seat posts is primarily based on the estimated number of requests for seat posts and the estimated costs of the production and shipment of the replacement parts. For more detail on the potential impacts of the recall to our business, see “Risk Factors—Risks Related to Our

Connected Fitness Products and Members—Our products and services may be affected from time to time by design and manufacturing defects or product safety issues, real or perceived, that could adversely affect our business and result in harm to our reputation” in our Form 10-K.
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

As of December 31, 2023, the Company’s commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of Peloton products were estimated to be approximately $139.1 million, of which $128.4 million is expected to be paid over the next twelve months.

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

In May 2021, we initiated a voluntary recall of our Tread+ product in collaboration with the CPSC. In December 2022, we entered into a settlement agreement with the CPSC regarding matters related to the Tread+ recall. In the settlement, we agreed to pay a $19.1 million civil penalty, resolving the CPSC’s charges that we violated the Consumer Product Safety Act (the “CPSA”). On May 18, 2023, the Company and the CPSC jointly announced the approval of a rear guard repair for the recalled Tread+. The SEC is investigating our public disclosures concerning the Tread+ recall, as well as other matters. In addition, in 2021, the U.S. Department of Justice (the “DOJ”) and the Department of Homeland Security subpoenaed us for documents and other information related to our statutory obligations, including under the CPSA. The SEC and DOJ investigations are ongoing. In addition to such investigations, we are presently subject to personal injury claims related to the safety of the Tread+.

On November 16, 2021, the United States District Court for the Eastern District of New York consolidated two putative securities class action lawsuits against the Company and certain of the Company’s officers under the caption In re Peloton Interactive, Inc. Securities Litigation, Master File No. 21-cv-02369-CBA-PK, and appointed Richard Neswick as lead plaintiff. On January 21, 2022, the lead plaintiff filed an amended consolidated complaint in the action purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between September 11, 2020 and May 5, 2021. Lead plaintiff alleged that the Company and certain of the Company’s officers made false or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding the Peloton Tread+ and the safety of the product. On April 17, 2023, the parties entered into a settlement agreement to resolve the action for $14.0 million, for which the Company had previously taken a reserve. Under the terms of this agreement, defendants continue to deny any liability or wrongdoing. The settlement remains subject to court approval.

On October 26, 2021 and January 24, 2022, the United States District Court for the Eastern District of New York consolidated four stockholder derivative actions purportedly on behalf of the Company against certain of the Company’s officers and directors under the caption In re Peloton Interactive, Inc. Derivative Litigation, Master File No. 21-cv-02862-CBA-PK (the “EDNY Derivative Action”), which alleged, among other claims, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Exchange Act. Alan Chu, Moshe Genack, Xingqi Liu and Anthony Franchi were appointed as co-lead plaintiffs. The EDNY Derivative Action was stayed on February 11, 2022. On December 14, 2022, two putative verified stockholder derivative actions in the Court of Chancery of the State of Delaware, purportedly on behalf of the Company against certain of the Company’s officers and directors asserting similar allegations to those made in the EDNY Derivative Action, were consolidated as In re Peloton Interactive, Inc. Stockholder Derivative Litigation, Consol. Case No. 2022-1051-KSJM (the “Chancery Derivative Action”), and stayed. On December 22, 2022, a stockholder filed a putative stockholder derivative action in the United States District Court for the District of Delaware, asserting similar allegations to those in the EDNY Derivative Action and the Chancery Derivative Action against certain of the Company’s officers and directors, captioned Blackburn v. Foley, et al., Case No. 22-cv-01618-GBW, which was stayed on January 12, 2023.

On May 11, 2023, in collaboration with the CPSC, the Company announced a voluntary recall of the original Peloton Bike (not Bike+) sold in the U.S. from January 2018 to May 2023 related to its seat post, and the Company is offering a free replacement seat post as the approved repair. On May 17, 2023, Brandy Miller filed suit against the Company on behalf of a putative nationwide class of Bike purchasers in the U.S. District Court for the District of South Carolina, Case No. 3:23-cv-02101-MG L. Plaintiff Miller alleged that, as demonstrated by the seat post recall, the Bike was defective when sold, and brought claims of unjust enrichment, breaches of express and implied warranties, breach of contract, negligence, and design and manufacturing defects. On October 19, 2023, the court granted the Company’s motion to compel arbitration and stayed further proceedings pending an arbitrator’s determination of the arbitrability of the plaintiff’s claims. On January 11, 2024, the plaintiff voluntarily dismissed her claims, bringing this litigation to an end.

On June 9, 2023, Sam Solomon filed a putative securities class action against the Company and certain of the Company’s officers in the U.S. District Court for the Eastern District of New York, Case No. 1:23-cv-04279-MKB-JRC (the “2023 Securities Litigation”). Jia Tian and David Feigelman were appointed as co-lead plaintiffs. On November 6, 2023, co-lead plaintiffs filed an amended complaint purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between May 6, 2021 and August 22, 2023, alleging that the defendants made false and/or misleading statements relating to the seat post recall in violation of Sections 10(b) and 20(a) of the Exchange Act. On December 21, 2023, the court set a deadline of February 2, 2024 for the defendants to file a motion to dismiss.

On September 27, 2023, Courtney Cooper and Abdo P. Faissal filed a verified stockholder derivative complaint, purportedly on behalf of the Company against certain of the Company’s officers and directors, captioned Cooper v. Boone, et. al., Case No. 23-cv-07193-MKB-MMH, in the U.S. District Court for the Eastern District of New York, which alleges breaches of fiduciary duties and violations of Section 14(a) of the Exchange Act, as well as a claim for contribution under Sections 10(b) and 21D of the Exchange Act for any liability the Company may incur as a result of the 2023 Securities Litigation. On January 8, 2024, the court stayed the action.

On May 5, 2022, the United States District Court for the Southern District of New York consolidated two putative securities class action lawsuits against the Company and certain of the Company’s officers under the caption City of Hialeah Employees Retirement System et al. v. Peloton Interactive, Inc., et al., Case No. 21-CV-09582-ALC-OTW and appointed Robeco Capital Growth Funds SICAV – Robeco Global Consumer Trends as lead plaintiff in the class action (the “SDNY Class Action”). Lead plaintiff filed its amended complaint on June 25, 2022, alleging that the defendants made false and/or misleading statements about demand for the Company’s products and the reasons for the Company’s inventory growth, and engaged in improper trading in violation of Sections 10(b) and 20A of the Exchange Act. On March 30, 2023, the court granted defendants’ motion to dismiss, with leave to amend. Plaintiffs filed an amended complaint on May 6, 2023, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between February 5, 2021 and January 19, 2022, and defendants moved to dismiss the complaint on June 16, 2023. Briefing on defendants’ motion to dismiss the amended complaint in the SDNY Class Action was completed on August 18, 2023.

On July 26, 2023, the Court of Chancery in the State of Delaware consolidated three stockholder derivative actions purportedly on behalf of the Company against certain of the Company’s officers and directors under the caption In re Peloton Interactive, Inc. 2023 Derivative Litigation, Consol. Case No. 2023-0224-KSJM, which alleges that defendants breached their fiduciary duties by purportedly making false statements about demand for the Company’s products and engaging in improper trading. Allison Manzella, Clark Ovruchesky, Daniel Banks and Karen Florentino are co-lead plaintiffs. The court stayed the action on September 26, 2023.

On August 4, 2022, Mayville Engineering Company, Inc. (“MEC”) filed suit against the Company in the Supreme Court of the State of New York, Index No. 652735/2022, alleging claims for breach of contract, or, in the alternative, breach of the implied duty of good faith and fair dealing. MEC alleges that the Company breached a supply agreement under which MEC agreed to supply certain parts for Peloton products, and that it is entitled to damages in an amount exceeding $107.0 million, plus pre-judgment interest, fees, and costs. On September 23, 2022, the Company moved to dismiss MEC’s complaint. On January 6, 2023, the court partially granted and partially denied the Company’s motion to dismiss, dismissing MEC’s alternative claim for breach of the implied duty of good faith and fair dealing with prejudice, but allowing MEC’s claim for breach of contract to move forward. The Company and MEC both appealed that ruling and the appeal is pending. The Company also appealed a discovery ruling and that appeal is also pending. In September 2023, the Company asserted a counterclaim and affirmative defense against MEC for fraudulent inducement of the supply agreement. Discovery is ongoing with a current fact discovery deadline of March 29, 2024. No trial date has been set.
9. Equity-Based Compensation

2019 Equity Incentive Plan
In August 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which was subsequently approved by the Company’s stockholders in September 2019. The 2019 Plan serves as the successor to the 2015 Stock Plan (the "2015 Plan"). The 2015 Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. Any reserved shares not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2019 Plan became available for grant under the 2019 Plan and will be issued as Class A common stock. The number of shares reserved for issuance under the 2019 Plan will increase automatically on July 1 of each of 2020 through 2029 by the number of shares of the Company’s Class A common stock equal to 5% of the total outstanding shares of all of the Company’s classes of common stock as of each June 30 immediately preceding the date of increase (the “evergreen feature”), or a lesser amount as determined by the Board of Directors. On July 1, 2023, the number of shares of Class A common stock available for issuance under the 2019 Plan was automatically increased according to its terms by 17,838,381 shares.

In October 2023, the Company’s Board of Directors adopted an amendment to the 2019 Plan (the “Amendment”) that increases the number of shares available under the 2019 Plan by 36,000,000 shares of Class A common stock (and retains the existing evergreen feature through July 1, 2029) and extends the right to grand awards under the 2019 Plan through October 24, 2033. The Amendment became effective following approval by the Company’s stockholders on December 7, 2023. As of December 31, 2023, 80,916,418 shares of Class A common stock were available for future award under the 2019 Plan.

Stock Options
The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2023	42,999,273	$19.71	5.2	$33.2
Exercised	(1,411,592)	$3.56		$5.0
Forfeited or expired	(8,859,317)	$26.32
Outstanding — December 31, 2023	32,728,364	$18.62	5.5	$18.8
Vested and Exercisable— December 31, 2023	24,086,928	$16.14	4.7	$18.8

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested - June 30, 2023	12,407,094	$18.84
Vested	(2,571,700)	$19.17
Forfeited or expired	(1,193,958)	$18.55
Unvested - December 31, 2023	8,641,436	$18.78

The aggregate intrinsic value of options outstanding and vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2023. The fair value of the common stock is the closing stock price of the Company's Class A common stock as reported on The Nasdaq Global Select Market. The aggregate intrinsic value of exercised options was $5.0 million and $17.3 million for the six months ended December 31, 2023 and 2022, respectively.

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

For the six months ended December 31, 2023, no options were granted, and for the six months ended December 31, 2022, the weighted-average grant date fair value per option was $6.42. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

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

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2023	27,236,428	$13.96
Granted	28,369,193	$6.43
Vested and converted to shares	(5,628,613)	$15.14
Cancelled	(4,706,518)	$12.09
Outstanding — December 31, 2023	45,270,490	$9.29

Employee Stock Purchase Plan
In August 2019, the Board of Directors adopted, and in September 2019, the Company's stockholders approved, the Employee Stock Purchase Plan (“ESPP”), through which eligible employees may purchase shares of the Company's Class A common stock at a discount through accumulated payroll deductions. The ESPP became effective on September 25, 2019, the date the registration statement, in connection with the Company’s initial public offering, was declared effective by the SEC. The number of shares of the Company's Class A common stock that will be available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, in an amount equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2023, the number of shares of Class A common stock available for issuance under the ESPP was automatically increased according to its terms by 3,567,676 shares. As of December 31, 2023, 15,821,314 shares of Class A common stock were available for sale to employees under the ESPP.

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

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods were as follows:

Six Months Ended December 31, 2023
Weighted average risk-free interest rate	2.0%
Weighted average expected term (in years)	1.3
Weighted average expected volatility	92.7%
Expected dividend yield	—

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

During the three and six months ended December 31, 2023, the Company recorded stock-based compensation expense associated with the ESPP of $2.0 million and $3.1 million, respectively, and $4.3 million and $11.9 million for the three and six months ended December 31, 2022, respectively.

In connection with the offering period that ended on August 31, 2023, employees purchased 373,114 shares of Class A common stock at a weighted-average price of $5.42 under the ESPP. As of December 31, 2023, total unrecognized compensation cost related to the ESPP was $10.2 million, which will be amortized over a weighted-average remaining period of 1.7 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Cost of revenue
Connected Fitness Products	$2.6	$2.0	$4.9	$9.3
Subscription	10.0	10.0	19.7	22.7
Total cost of revenue	12.6	12.0	24.6	32.1
Sales and marketing	6.0	7.5	10.7	18.2
General and administrative	32.2	40.5	67.6	92.8
Research and development	15.8	15.6	30.7	37.8
Restructuring expense	—	6.0	7.2	82.8
Total stock-based compensation expense	$66.6	$81.6	$140.8	$263.7

As of December 31, 2023, the Company had $542.8 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 2.6 years.

In the six months ended December 31, 2022, nine employees of the Company who were eligible to participate in the Company’s Severance and Change in Control Plan (the “Severance Plan”) terminated their employment. Certain modifications were made to equity awards, including, in certain instances, the post-termination period during which an employee may exercise outstanding stock options was extended from 90 days to one year (or the option expiration date, if earlier), and extended vesting was tied to certain consulting services that were deemed to be non-substantive. In one instance, the post-termination period during which an employee may exercise outstanding stock options was extended from 90 days to approximately 2.8 years. As a result of these modifications, the Company recognized incremental stock-based compensation expense of $4.9 million and $48.3 million for the three and six months ended December 31, 2022, respectively, within Restructuring expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. In the six months ended December 31, 2023, one employee who was eligible to participate in the Severance Plan terminated employment. Certain modifications were made to equity awards, including the extension of the post-termination period during which an employee may exercise outstanding stock options from 90 days to the earlier of the original expiration date or 3 years. The employee transitioned to a non-executive advisory role and as a result of this modification, the Company recognized incremental stock-based compensation expense of $5.4 million for the six months ended December 31, 2023 within Restructuring expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
10. Income Taxes
The Company recorded a benefit from income taxes of $(1.7) million and $(1.0) million for the three and six months ended December 31, 2023, respectively, and a provision of $1.9 million and $2.7 million for the three and six months ended December 31, 2022, respectively. Furthermore, the Company's effective tax rates were 0.88% and 0.27% for the three and six months ended December 31, 2023, respectively, and (0.58)% and (0.37)% for the three and six months ended December 31, 2022, respectively. The income tax provision and the effective tax rate are primarily driven by state and international taxes.

The Company maintains a valuation allowance on the majority of its deferred tax assets as it has concluded that it is more likely than not that the deferred assets will not be utilized.
11. Net Loss Per Share
The computation of loss per share is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	($ in millions except per share amounts)
Basic and diluted loss per share:
Net loss attributable to common stockholders	$(194.9)	$(335.4)	$(354.1)	$(743.9)
Shares used in computation:
Weighted-average common shares outstanding	362,334,326	341,930,937	360,440,945	340,516,100
Basic and diluted loss per share	$(0.54)	$(0.98)	$(0.98)	$(2.18)

Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Employee stock options	7,693,440	14,864,037	8,198,291	15,404,476
Restricted stock units and awards	637,660	817,901	815,567	475,649

Impact of the Notes
The conversion option will have a dilutive impact on net income per share of common stock when the average market price per share of the Company's Class A common stock for a given period exceeds the conversion price of the Notes of $239.23 per share. During the three and six months ended December 31, 2023, the weighted average price per share of the Company's Class A common stock was below the conversion price of the Notes.

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

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Connected Fitness Products:
Revenue	$319.1	$381.4	$499.7	$585.6
Cost of revenue	305.3	424.2	480.2	684.1
Gross profit	$13.8	$(42.8)	$19.5	$(98.4)
Subscription:
Revenue	$424.5	$411.3	$839.5	$823.6
Cost of revenue	139.0	133.4	274.2	272.9
Gross profit	$285.6	$277.9	$565.3	$550.7
Consolidated:
Revenue	$743.6	$792.7	$1,339.2	$1,409.2
Cost of revenue	444.2	557.6	754.4	957.0
Gross profit	$299.4	$235.0	$584.8	$452.2

Reconciliation of Gross Profit
Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable Segment Gross Profit to consolidated Loss before provision for income tax is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Segment Gross Profit	$299.4	$235.0	$584.8	$452.2
Sales and marketing	(230.3)	(217.1)	(376.4)	(355.8)
General and administrative	(160.8)	(192.6)	(311.8)	(386.1)
Research and development	(79.9)	(80.0)	(158.6)	(168.1)
Impairment expense	(3.6)	(9.7)	(27.7)	(72.6)
Restructuring expense	(13.4)	(49.0)	(31.2)	(155.9)
Supplier settlements	1.5	(17.9)	1.5	(19.1)
Total other expense, net	(9.5)	(2.2)	(35.7)	(35.9)
Loss before provision for income taxes	$(196.6)	$(333.5)	$(355.1)	$(741.2)

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

Overview
Peloton is a leading global fitness company with a highly engaged community of 6.4 million Members as of December 31, 2023. A category innovator at the nexus of fitness, technology, and media, Peloton's first-of-its-kind subscription platform seamlessly combines innovative hardware, distinctive software, and exclusive content. Its world-renowned instructors coach and motivate Members to be the best version of themselves anytime, anywhere. We define a “Member” as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid Peloton App Membership, and completes 1 or more workouts in the trailing 12 month period. We define a completed workout as either completing at least 50% of an instructor-led class, scenic ride or run, or ten or more minutes of “Just Ride”, “Just Run”, or “Just Row” mode.

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

Second Quarter Fiscal 2024 Update and Recent Developments
We are committed to the continuous improvement of our product experience. Since early November, we've launched a series of software features on our Connected Fitness and App platforms, many of which were requests from our passionate Member base. These efforts are reflected in our engagement performance, as Average Monthly Watch Time per Paid Subscriber increased 6% for the three months ended December 31, 2023 compared to the three months ended December 31, 2022.

Member engagement with our Entertainment options on our Connected Fitness platform continues to grow and we recently announced YouTube TV as an official Peloton Entertainment Hub partner. For Tread+, we launched the auto-incline feature and access to our Lanebreak gamified workouts. For Bike+, we are beta testing ERG mode for Power Zone classes, enabling personalized and automated resistance catered to a Member's fitness level.

For App, we launched frequently requested features like Offline Mode for our "Just Work Out" tracking feature, and an ability to log reps and weight metrics in Peloton Gym content. Lastly, we've refined our App design with improved navigation and filtering.

For our Peloton Rental Members, we launched a self-service buyout process and added a new buyout financing option, both of which reduced the transactional friction for Members to purchase their rental. As a result, we've seen a sharp increase in buyout activity, with over 11% of our rental base choosing to purchase in the three months ended December 31, 2023.

Beyond product enhancements, we continue to invest in improving Member Support and satisfaction. In December we began beta-testing a new troubleshooting capability within our Connected Fitness platform that allows our Members to diagnose common service issues, and use a set of interactive tests to resolve them without contacting Member Support. This tool also generates diagnostic reports that are shared with our engineering team to enhance our software experience. These efforts are expected to improve service costs and efficiency over time for Members and our Member Support teams.

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

In fiscal year 2023, we continued to take actions to implement the Restructuring Plan. In July 2022, we announced we were exiting all owned-manufacturing operations and expanding our current relationship with Taiwanese manufacturer, Rexon Industrial Corporation. Additionally, in August 2022, we announced our decision to (i) fully transition our North American Field Operations to third-party providers, including the significant reduction of our delivery workforce teams; (ii) eliminate a significant number of roles on the North America Member Support team and exit our real-estate footprints in our Plano and Tempe locations; and (iii) reduce our retail showroom presence. In January 2024, we completed the sale of the Peloton Output Park building and a portion of the corresponding land and received net proceeds of approximately $31.9 million. The Company continues to market the remaining land parcel.

Total charges related to the Restructuring Plan were $15.2 million and $56.4 million for the three and six months ended December 31, 2023, respectively, and $62.4 million and $232.2 million for the three and six months ended December 31, 2022, respectively. Total charges for the three and six months ended December 31, 2023 consisted of cash charges of $9.3 million and $13.8 million for exit and disposal costs and professional fees and $0.3 million and $6.4 million for severance and other personnel costs, respectively, and non-cash charges of $3.8 million and $3.8 million for the loss on sale of a manufacturing subsidiary in Taiwan, $1.3 million and $24.1 million related to non-inventory asset write-downs and write-offs, $0.5 million and $1.0 million for write-offs of inventory related to restructuring activities, and zero and $7.2 million for stock-based compensation expense, respectively. Total charges for the three and six months ended December 31, 2022 consisted of cash charges of $34.1 million and $61.1 million for severance and other personnel costs and $8.9 million and $12.0 million for exit and disposal costs and professional fees, respectively, and non-cash charges of $9.7 million and $72.6 million related to non-inventory asset write-downs and write-offs, $6.0 million and $82.8 million for stock-based compensation expense, and $3.7 million and $3.7 million for write-offs of inventory related to restructuring activities, respectively.

In connection with the Restructuring Plan, we estimate that we will incur additional cash charges of approximately $20.0 million, primarily composed of lease termination and other exit costs, which are expected to be substantially incurred by the end of fiscal year 2024. Additionally, the Company expects to recognize additional non-cash charges of approximately $10.0 million, primarily composed of non-inventory asset impairment charges in connection with the Restructuring Plan, which are expected to be substantially incurred by the end of fiscal year 2024.

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

Tread+ Product Recall Return Reserves and Cost Estimates
On May 5, 2021, we announced a voluntary recall of our Tread+ product in collaboration with the Consumer Product Safety Commission (the “CPSC”) and halted sales of this product to work on product enhancements. Members were notified that they could return their Tread+ for a full refund, or wait until a solution is available. In collaboration with the CPSC, on May 18, 2023, we jointly announced approval of a rear guard repair for the recalled Tread+, for which we are in the process of manufacturing. We have made this rear guard available to our Members who continue to own a Tread+ and resumed pre-sales of the Tread+ from our existing inventory with the rear guard installed.

Return reserves related to the impacts of the Tread+ recall of $8.5 million and $24.4 million were included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2023 and June 30, 2023, respectively. Accruals for costs associated with the Tread+ repair of $10.0 million and $10.0 million were included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet as of December 31, 2023 and June 30, 2023, respectively. We may continue to incur additional costs beyond what we have currently estimated to be probable and reasonably estimable which could include costs for which we have not accrued or established adequate reserves, including increases to the return reserves, inventory write-downs, logistics costs associated with Member requests to return or move their hardware, subscription waiver variable costs of service, anticipated recall-related hardware development and repair costs, and related legal and advisory fees. Recall charges are based upon estimates associated with our expected and historical consumer response rates.

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

Bike Seat Post Recall
On May 11, 2023, in collaboration with the CPSC, the Company announced a voluntary recall of the original Peloton Bike (not Bike+) sold in the U.S. from January 2018 to May 2023 related to its seat post, and the Company is offering Members a free replacement seat post as the approved repair. As of December 31, 2023 and June 30, 2023, accruals of $2.5 million and $42.2 million, respectively, were included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet related to the recall. The estimated cost to replace the bike seat posts is primarily based on the estimated number of requests for seat posts and the estimated costs of the production and shipment of the replacement parts.

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

	Three Months Ended December 31,
	2023	2022
Ending Paid Connected Fitness Subscriptions(1)	3,004,413	2,979,182
Average Net Monthly Paid Connected Fitness Subscription Churn(2)	1.2%	1.2%
Ending Paid App Subscriptions	718,348	852,284
Average Monthly Paid App Subscription Churn(3)	7.2%	—
Subscription Gross Profit (in millions)	$285.6	$277.9
Subscription Contribution (in millions)(4)	$304.3	$296.6
Subscription Gross Margin	67.3%	67.6%
Subscription Contribution Margin(4)	71.7%	72.1%
Net loss (in millions)	$(194.9)	$(335.4)
Adjusted EBITDA (in millions)(5)	$(81.7)	$(122.4)
Net Cash Used in Operating Activities (in millions)	$(31.2)	$(88.5)
Free Cash Flow (in millions)(6)	$(37.2)	$(94.4)
______________________________
(1) New reporting metric, effective as of the beginning of fiscal year 2024, replaced Ending Connected Fitness Subscription. See Ending Paid Connected Fitness Subscription definitions below.
(2) New reporting metric, effective as of the beginning of fiscal year 2024, replaced Average Net Monthly Connected Fitness Churn. See Average Net Monthly Paid Connected Fitness Subscription Churn definition below.
(3) This metric, effective as of the beginning of fiscal year 2024, is reported on a go-forward basis as it includes App One and App+ subscriptions that were not available during the three months ended December 31, 2022.
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

Average Net Monthly Paid Connected Fitness Subscription Churn

To align with the new definition of Ending Paid Connected Fitness Subscriptions above, our new quarterly Average Net Monthly Paid Connected Fitness Subscription Churn is calculated as follows: Paid Connected Fitness Subscriber “churn count” in the quarter, divided by the average number of beginning Paid Connected Fitness Subscribers each month, divided by three months. “Churn count” is defined as quarterly Connected Fitness Subscription churn events minus Connected Fitness Subscription unpause events minus Connected Fitness Subscription reactivations.

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
Components of our Results of Operations
Revenue
Connected Fitness Products
Connected Fitness Products revenue consists of sales of our portfolio of Connected Fitness Products and related accessories, rental lease arrangements, delivery and installation services, branded apparel, extended warranty agreements, and the sale, service, installation, and delivery contracts of our commercial business. Connected Fitness Products revenue is recognized at the time of delivery, except for extended warranty revenue that is recognized over the warranty period and service revenue that is recognized over the term, and is recorded net of returns and discounts and third-party financing program fees, when applicable.

Subscription
Subscription revenue consists of revenue generated from our monthly Connected Fitness Subscription and Peloton App subscription.

As of December 31, 2023, 99% and 88% of our Connected Fitness Subscription and Peloton App subscription bases, respectively, were paying month-to-month.

If a Connected Fitness Subscription owns a combination of a Bike, Tread, Guide or Row product in the same household, the price of the Subscription remains $44 monthly. As of December 31, 2023, approximately 9% of our Connected Fitness Subscriptions owned multiple Connected Fitness Products.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$319.1	$381.4	$499.7	$585.6
Subscription	424.5	411.3	839.5	823.6
Total revenue	743.6	792.7	1,339.2	1,409.2
Cost of revenue(1)(2)
Connected Fitness Products	305.3	424.2	480.2	684.1
Subscription	139.0	133.4	274.2	272.9
Total cost of revenue	444.2	557.6	754.4	957.0
Gross profit	299.4	235.0	584.8	452.2
Operating expenses
Sales and marketing(1)(2)	230.3	217.1	376.4	355.8
General and administrative(1)(2)	160.8	192.6	311.8	386.1
Research and development(1)(2)	79.9	80.0	158.6	168.1
Impairment expense	3.6	9.7	27.7	72.6
Restructuring expense(1)	13.4	49.0	31.2	155.9
Supplier settlements	(1.5)	17.9	(1.5)	19.1
Total operating expenses	486.5	566.4	904.2	1,157.6
Loss from operations	(187.1)	(331.3)	(319.4)	(705.3)
Other expense, net:
Interest expense	(27.7)	(22.2)	(54.9)	(43.2)
Interest income	8.4	5.8	16.9	9.8
Foreign exchange gains (losses)	9.6	11.8	1.9	(5.2)
Other income, net	0.1	2.4	0.4	2.6
Total other expense, net	(9.5)	(2.2)	(35.7)	(35.9)
Loss before provision for income taxes	(196.6)	(333.5)	(355.1)	(741.2)
Income tax (benefit) expense	(1.7)	1.9	(1.0)	2.7
Net loss	$(194.9)	$(335.4)	$(354.1)	$(743.9)
____________________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Cost of revenue
Connected Fitness Products	$2.6	$2.0	$4.9	$9.3
Subscription	10.0	10.0	19.7	22.7
Total cost of revenue	12.6	12.0	24.6	32.1
Sales and marketing	6.0	7.5	10.7	18.2
General and administrative	32.2	40.5	67.6	92.8
Research and development	15.8	15.6	30.7	37.8
Restructuring expense	—	6.0	7.2	82.8
Total stock-based compensation expense	$66.6	$81.6	$140.8	$263.7
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
____________________
(2) Includes depreciation and amortization expense as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Cost of revenue
Connected Fitness Products	$1.5	$4.7	$7.6	$7.5
Subscription	8.7	8.8	17.9	17.3
Total cost of revenue	10.1	13.4	25.5	24.8
Sales and marketing	6.1	8.3	12.4	16.7
General and administrative	6.1	6.6	12.4	13.7
Research and development	2.8	2.9	5.6	5.7
Total depreciation and amortization expense	$25.1	$31.2	$55.9	$60.9
Comparison of the Three and Six Months Ended December 31, 2023 and 2022
Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$319.1	$381.4	(16.3)%	$499.7	$585.6	(14.7)%
Subscription	424.5	411.3	3.2	839.5	823.6	1.9
Total revenue	$743.6	$792.7	(6.2)%	$1,339.2	$1,409.2	(5.0)%
Percentage of revenue
Connected Fitness Products	42.9%	48.1%		37.3%	41.6%
Subscription	57.1	51.9		62.7	58.4
Total	100.0%	100.0%		100.0%	100.0%

Three and Six Months Ended December 31, 2023 and 2022
Connected Fitness Products revenue decreased $62.3 million and $85.9 million for the three and six months ended December 31, 2023, respectively, compared to the three and six months ended December 31, 2022. These decreases were primarily attributable to fewer Row, Bike, and Accessories deliveries driven by less demand, partially offset by revenues generated from our rental program and Tread.

Subscription revenue increased $13.3 million and $15.9 million for the three and six months ended December 31, 2023 compared to the three and six months ended December 31, 2022. These increases were primarily attributable to the year-over-year growth in our Connected Fitness Subscriptions, primarily driven by the number of Connected Fitness Products delivered during the fiscal year ended June 30, 2023 under new Subscriptions and our low Average Net Monthly Paid Connected Fitness Subscription Churn of 1.2% and 1.3% for the three and six months ended December 31, 2023, respectively.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in millions)
Cost of Revenue:
Connected Fitness Products	$305.3	$424.2	(28.0)%	$480.2	$684.1	(29.8)%
Subscription	139.0	133.4	4.2	274.2	272.9	0.5
Total cost of revenue	$444.2	$557.6	(20.3)%	$754.4	$957.0	(21.2)%
Gross Profit:
Connected Fitness Products	$13.8	$(42.8)	132.3%	$19.5	$-98.4	(119.8)%
Subscription	285.6	277.9	2.8	565.3	550.7	2.7
Total Gross profit	$299.4	$235.0	27.4%	$584.8	$452.2	29.3%
Gross Margin:
Connected Fitness Products	4.3%	(11.2)%		3.9%	(16.8)%
Subscription	67.3%	67.6%		67.3%	66.9%

Three Months Ended December 31, 2023 and 2022
Connected Fitness Products cost of revenue for the three months ended December 31, 2023 decreased $119.0 million, or 28.0%, compared to the three months ended December 31, 2022. This decrease was primarily driven by fewer deliveries driven by less demand for the three months ended December 31, 2023 compared to the three months ended December 31, 2022.

Our Connected Fitness Products Gross Margin increased to 4.3% for the three months ended December 31, 2023 compared to (11.2)% for the three months ended December 31, 2022, primarily driven by lower inventory write downs compared to the three months ended December 31, 2022 as well as richer promotional pricing in place during the three months ended December 31, 2022.

Subscription cost of revenue for the three months ended December 31, 2023 increased $5.6 million, or 4.2%, compared to the three months ended December 31, 2022. This increase was primarily driven by increases in platform streaming costs of $2.2 million, personnel related expenses of $2.2 million, and content production costs of $0.7 million.

Subscription Gross Margin remained consistent for the three months ended December 31, 2023 compared to the three months ended December 31, 2022.

Six Months Ended December 31, 2023 and 2022

Connected Fitness Products cost of revenue for the six months ended December 31, 2023 decreased $203.9 million, or 29.8%, compared to the six months ended December 31, 2022. This decrease was primarily driven by fewer deliveries driven by less demand for the six months ended December 31, 2023 compared to the six months ended December 31, 2022.

Our Connected Fitness Products Gross Margin increased to 3.9% for the six months ended December 31, 2023 compared to (16.8)% for the six months ended December 31, 2022, primarily driven by lower inventory write downs, richer promotional pricing in place during the three months ended December 31, 2022, lower shipping and logistics costs, and a reduction in recall related reserves.

Subscription cost of revenue for the six months ended December 31, 2023 increased $1.3 million, or 0.5%, compared to the six months ended December 31, 2022, primarily driven by increases in personnel related expenses of $3.8 million, platform streaming costs of $2.3 million, depreciation and amortization expense of $0.6 million, and payment processing fees of $0.4 million. These increases were partially offset by decreases in music royalties of $3.1 million and stock-based compensation expense of $3.0 million, primarily driven by the acceleration of certain restricted stock unit vesting schedules and the repricing of certain stock option awards during the six months ended December 31, 2022.

Subscription Gross Margin remained consistent for the six months ended December 31, 2023 compared to the six months ended December 31, 2022.

Operating Expenses
Sales and Marketing

	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in millions)
Sales and marketing	$230.3	$217.1	6.1%	$376.4	$355.8	5.8%
As a percentage of total revenue	31.0%	27.4%		28.1%	25.2%

Three and Six Months Ended December 31, 2023 and 2022

Sales and marketing expense increased $13.2 million and $20.6 million in the three and six months ended December 31, 2023, respectively, compared to the three and six months ended December 31, 2022, primarily driven by increases in spending on advertising and marketing programs of $32.4 million and $63.4 million for the three and six months ended December 31, 2023, respectively. These increases were partially offset by decreases in personnel-related expenses of $8.5 million and $18.7 million for the three and six months ended December 31, 2023, respectively, primarily due to decreased average headcount, decreases in rent and occupancy costs of $6.0 million and $10.4 million for the three and six months ended December 31, 2023, respectively, primarily driven by a reduction in our retail showroom presence, decreases in depreciation and amortization expense of $2.2 million and $4.3 million for the three and six months ended December 31, 2023, respectively, and decreases in stock-based compensation expense of $1.5 million and $7.4 million for the three and six months ended December 31, 2023, respectively, primarily driven by the acceleration of certain restricted stock unit vesting schedules and the repricing of certain stock option awards during the prior year.

General and Administrative

	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in millions)
General and administrative	$160.8	$192.6	(16.6)%	$311.8	$386.1	(19.2)%
As a percentage of total revenue	21.6%	24.3%		23.3%	27.4%

Three and Six Months Ended December 31, 2023 and 2022

General and administrative expense decreased $31.9 million and $74.3 million for the three and six months ended December 31, 2023, respectively, compared to the three and six months ended December 31, 2022, largely due to decreases in professional services fees (comprised of legal, accounting, and consulting fees) of $25.0 million and $32.8 million for the three and six months ended December 31, 2023, respectively, and decreases in stock-based compensation expense of $8.4 million and $25.3 million for the three and six months ended December 31, 2023, respectively, largely due to the acceleration of certain restricted stock unit vesting schedules and the repricing of certain stock option awards during the three and six months ended December 31, 2022.

Research and Development

	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in millions)
Research and development	$79.9	$80.0	(0.1)%	$158.6	$168.1	(5.6)%
As a percentage of total revenue	10.7%	10.1%		11.8%	11.9%
Three and Six Months Ended December 31, 2023 and 2022

Research and development expense remained consistent for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. Research and development expense decreased $9.5 million for the six months ended December 31, 2023 compared to the six months ended December 31, 2022 primarily driven by decreases of $7.1 million in stock-based compensation expense, largely due to the acceleration of certain restricted stock unit vesting schedules and the repricing of certain stock option awards during the six months ended

December 31, 2022 and $6.6 million in product development costs. These decreases were partially offset by increases of $5.2 million in personnel-related expenses, largely due to the capitalization of labor costs during the six months ended December 31, 2022.

Impairment expense

	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in millions)
Impairment expense	$3.6	$9.7	(62.5)%	$27.7	$72.6	(61.9)%

Three and Six Months Ended December 31, 2023 and 2022

Impairment expense decreased $6.1 million and $44.9 million for the three and six months ended December 31, 2023, compared to the three and six months ended December 31, 2022, primarily driven by decreases in asset write-downs and write-offs related to restructuring initiatives, including less Connected Fitness and capitalized software asset impairments, and asset impairments at certain corporate office and retail locations which the Company exited during the three and six months ended December 31, 2022.

Restructuring expense

	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in millions)
Restructuring expense	$13.4	$49.0	(72.7)%	$31.2	$155.9	(80.0)%

Three and Six Months Ended December 31, 2023 and 2022

Restructuring expense decreased $35.6 million and $124.7 million for the three and six months ended December 31, 2023, compared to the three and six months ended December 31, 2022, primarily due to decreases of $33.8 million and $54.7 million in cash severance and other personnel costs for the three and six months ended December 31, 2023, respectively, and decreases of $6.0 million and $75.6 million in stock-based compensation expense for the three and six months ended December 31, 2023, respectively. These decreases were offset by increases in costs associated with exit and disposal activities of $4.2 million and $5.6 million for the three and six months ended December 31, 2023, respectively, primarily due to the sale of a manufacturing subsidiary in Taiwan.

Supplier Settlements

	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in millions)
Supplier Settlements	$(1.5)	$17.9	NM*	$(1.5)	$19.1	NM*
___________________________
*NM - not meaningful

Three and Six Months Ended December 31, 2023 and 2022

Supplier settlements decreased $19.4 million and $20.6 million for the three and six months ended December 31, 2023, compared to the three and six months ended December 31, 2022, respectively. These costs, which consisted of settlement and related costs paid to third-party suppliers to terminate certain future inventory purchase commitments, were $17.9 million and $19.1 million for the three and six months ended December 31, 2022, respectively.

Total Other Expense, Net and Income Tax (Benefit) Expense

	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in millions)
Interest expense	$(27.7)	$(22.2)	24.8%	$(54.9)	$(43.2)	27.2%
Interest income	8.4	5.8	45.8%	16.9	9.8	72.1%
Foreign exchange gains (losses)	9.6	11.8	(18.6)%	1.9	(5.2)	NM*
Other income, net	0.1	2.4	(93.9)%	0.4	2.6	(83.3)%
Income tax (benefit) expense	(1.7)	1.9	NM*	(1.0)	2.7	NM*

Total other expense, net, was composed of the following for the three and six months ended December 31, 2023:

•Interest expense primarily related to the Term Loan, the Notes, and deferred financing costs of $27.7 million and $54.9 million, respectively;
•Interest income from cash, cash equivalents, and short-term investments of $8.4 million and $16.9 million, respectively;
•Foreign exchange gains of $9.6 million and $1.9 million, respectively; and
•Other income, net of $0.1 million and $0.4 million, respectively.

Total other expense, net, was composed of the following for the three and six months ended December 31, 2022:

•Interest expense primarily related to the Term Loan, the Notes, and deferred financing costs of $22.2 million and $43.2 million, respectively;
•Interest income from cash, cash equivalents, and short-term investments of $5.8 million and $9.8 million, respectively;
•Foreign exchange gains (losses) of $11.8 million and $(5.2) million, respectively; and
•Other income, net of $2.4 million and $2.6 million, respectively.

Income tax (benefit) expense for the three and six months ended December 31, 2023 and 2022 was primarily due to state and international taxes.
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

The following table presents a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Adjusted EBITDA

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Net loss	$(194.9)	$(335.4)	$(354.1)	$(743.9)
Adjusted to exclude the following:
Total other expense, net	9.5	2.2	35.7	35.9
Income tax (benefit) expense	(1.7)	1.9	(1.0)	2.7
Depreciation and amortization expense	25.1	31.2	55.9	60.9
Stock-based compensation expense	66.6	75.6	133.6	180.9
Impairment expense	3.6	9.7	27.7	72.6
Restructuring expense	13.9	52.7	32.2	159.6
Supplier settlements	(1.5)	17.9	(1.5)	19.1
Product recall related matters(1)	(6.5)	2.3	(8.2)	31.2
Litigation and settlement expenses(2)	4.2	19.3	7.1	25.0
Other adjustment items	—	0.2	—	1.0
Adjusted EBITDA	$(81.7)	$(122.4)	$(72.6)	$(155.1)
______________________
(1) Represents adjustments and charges associated with product recall related matters, as well as accrual adjustments. For the three and six months ended December 31, 2023, these include an adjustment to Connected Fitness Products revenue for actual and estimated future returns of $(2.3) million and $(3.9) million, respectively, and recorded costs in Connected Fitness Products cost of revenue associated with recall related matters of $(4.2) million and $(4.3) million, respectively. For the three and six months ended December 31, 2022, these include an adjustment to Connected Fitness Products revenue for actual and estimated future returns of zero and $26.5 million, respectively, recorded costs in Connected Fitness Products cost of revenue associated with recall related matters of zero and $2.5 million, respectively, and operating expenses of $2.3 million and $2.3 million associated with recall-related hardware development costs, respectively.

(2) Includes litigation-related expenses for certain non-recurring patent infringement litigation, consumer arbitration, and product recalls for the three and six months ended December 31, 2023 and December 31, 2022.

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

The following table presents a reconciliation of Subscription Contribution and Subscription Contribution Margin to Subscription Gross Profit and Subscription Gross Margin, respectively, which are the most directly comparable financial measures prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(dollars in millions)
Subscription Revenue	$424.5	$411.3	$839.5	$823.6
Less: Cost of Subscription	139.0	133.4	274.2	272.9
Subscription Gross Profit	$285.6	$277.9	$565.3	$550.7
Subscription Gross Margin	67.3%	67.6%	67.3%	66.9%
Add back:
Depreciation and amortization expense	$8.7	$8.8	$17.9	$17.3
Stock-based compensation expense	10.0	10.0	19.7	22.7
Subscription Contribution	$304.3	$296.6	$602.9	$590.7
Subscription Contribution Margin	71.7%	72.1%	71.8%	71.7%

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

The following table presents a reconciliation of Free Cash Flow to Net cash used in operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Net cash used in operating activities	$(31.2)	$(88.5)	$(110.4)	$(291.3)
Capital expenditures and capitalized internal-use software development costs	(6.0)	(5.9)	(10.0)	(49.5)
Free Cash Flow	$(37.2)	$(94.4)	$(120.4)	$(340.7)

Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, and a term loan, as well as cash flows from operating activities. As of December 31, 2023, we had Cash and cash equivalents of approximately $737.7 million.

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

In fiscal year 2023, we continued to take actions to implement the Restructuring Plan. In July 2022, we announced we were exiting all owned-manufacturing operations and expanding our relationship with Taiwanese manufacturer, Rexon Industrial Corporation. Additionally, in August 2022, we announced our decision to (i) fully transition our North American Field Operations to third-party providers, including the significant reduction of our delivery workforce teams; (ii) eliminate a significant number of roles on the North America Member Support team and exit our real-estate footprints in our Plano and Tempe locations; and (iii) reduce our retail showroom presence. In January 2024, we completed the sale of the Peloton Output Park building and a portion of the corresponding land and received net proceeds of approximately $31.9 million. The Company continues to market the remaining land parcel.

Total charges related to the Restructuring Plan were $15.2 million and $56.4 million for the three and six months ended December 31, 2023, respectively, and $62.4 million and $232.2 million for the three and six months ended December 31, 2022, respectively. Total charges for the three and six months ended December 31, 2023 consisted of cash charges of $9.3 million and $13.8 million for exit and disposal costs and professional fees and $0.3 million and $6.4 million for severance and other personnel costs, respectively, and non-cash charges of $3.8 million and $3.8 million for the loss on sale of a manufacturing subsidiary in Taiwan, $1.3 million and $24.1 million related to non-inventory asset write-downs and write-offs, $0.5 million and $1.0 million for write-offs of inventory related to restructuring activities, and zero and $7.2 million for stock-based compensation expense, respectively. Total charges for the three and six months ended December 31, 2022 consisted of cash charges of $34.1 million and $61.1 million for severance and other personnel costs and $8.9 million and $12.0 million for exit and disposal costs and professional fees, respectively, and non-cash charges of $9.7 million and $72.6 million related to non-inventory asset write-downs and write-offs, $6.0 million and $82.8 million for stock-based compensation expense, and $3.7 million and $3.7 million for write-offs of inventory related to restructuring activities, respectively.

In connection with the Restructuring Plan, the Company estimates that it will incur additional cash charges of approximately $20.0 million, primarily composed of lease termination and other exit costs, which are expected to be substantially incurred by the end of fiscal year 2024. Additionally, the Company expects to recognize additional non-cash charges of approximately $10.0 million, primarily composed of non-inventory asset impairment charges in connection with the Restructuring Plan, which are expected to be substantially incurred by the end of fiscal year 2024.

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
In 2019, the Company entered into an amended and restated revolving credit agreement.

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

As of December 31, 2023, we had not drawn on our Revolving Facility and as such did not have to test the financial covenants under the Second Amended and Restated Credit Agreement. As of December 31, 2023, we had drawn the full amount of the Term Loan, and we therefore had $738.8 million total outstanding borrowings under the Second Amended and Restated Credit Agreement. As of December 31, 2023, we had outstanding letters of credit totaling $60.4 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheet. Upon entering into the Term Loan, the effective interest rate was 10.2%. On each of November 25, 2022 and May 25, 2023, the rate was updated to 13.7% and 14.3%, respectively. The current effective interest rate on the Term Loan is 14.5% as of December 31, 2023.

Cash Flows

	Six Months Ended December 31,
	2023	2022
	(in millions)
Net cash used in operating activities	$(110.4)	$(291.3)
Net cash provided by (used in) investing activities	4.6	(49.5)
Net cash provided by financing activities	16.8	27.9
Operating Activities
Net cash used in operating activities of $110.4 million for the six months ended December 31, 2023 was primarily due to a net loss of $354.1 million and a net decrease in operating assets and liabilities of $23.3 million, partially offset by an increase in non-cash adjustments of $267.0 million. The decrease in operating assets and liabilities was primarily due to a $44.5 million decrease in net operating lease liabilities due to lease payments and lease terminations, a $44.0 million increase in accounts receivable resulting from holiday sales, and a $21.1 million increase in prepaid expenses and other current assets, primarily due to timing of prepayments for music royalties and marketing expenses. These decreases were partially offset by a $80.1 million decrease in inventory and a $8.6 million increase in accounts payable and accrued expenses. Non-cash adjustments primarily consisted of $140.8 million of stock-based compensation expense, $55.9 million of depreciation and amortization, $33.7 million of operating lease expense, and $27.7 million of impairment expense.

Investing activities
Net cash provided by investing activities for the six months ended December 31, 2023 of $4.6 million was primarily due to $14.6 million in proceeds from the sale of a manufacturing subsidiary in Taiwan, offset by $10.0 million in capital expenditures related to product development, the build out of our studios and warehouses, and office equipment.

Financing activities
Net cash provided by financing activities of $16.8 million for the six months ended December 31, 2023 was primarily related to proceeds from employee stock plans of $19.1 million, partially offset by $3.8 million in principal repayments on the Term Loan.

Commitments
As of December 31, 2023, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$838.3	$111.3	$206.1	$157.2	$363.7
Minimum guarantees (2)	105.2	81.7	23.6	—	—
Unused credit facility fee payments (3)	4.4	1.4	2.9	—	—
Other purchase obligations (4)	132.3	58.6	73.6	—	—
Convertible senior notes (5)	1,000.0	—	1,000.0	—	—
Term loan (5)	738.8	7.5	15.0	716.3	—
Total	$2,819.0	$260.5	$1,321.2	$873.5	$363.7
______________________
(1) Lease obligations relate to our office space, warehouses, retail locations, production studios, and equipment. The original lease terms are between one and 21 years, and the majority of the lease agreements are renewable at the end of the lease period. The Company has finance lease obligations of $0.2 million, also included above.

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
(3) Pursuant to the Second Amended and Restated Credit Agreement, we are required to pay a commitment fee of 0.325% and 0.375% on a quarterly basis based on the unused portion of the Revolving Facility. As of December 31, 2023, we had outstanding letters of credit totaling $60.4 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheet.
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

As of December 31, 2023, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were estimated to be approximately $139.1 million. See “Risk Factors—Risks Related to Our Business—Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in our Form 10-K.

Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of December 31, 2023.
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

On October 18, 2022, the CPSC and the Company jointly announced that consumers have more time to get a full refund if they wish to return their Tread+, extending the full refund period for one additional year, to November 6, 2023. With the extension period now over, the Company adjusted its reserve assumptions for lower volume of expected returns, as well as an increase in estimated take rate of the rear guard repair, resulting in a reduction to the return reserve. As of December 31, 2023 and June 30, 2023, our return reserves related to the impacts of the recalls was $8.5 million and $24.4 million, respectively.

Product Recall Related Matters
The Company accrues cost of product recalls and potential corrective actions based on management estimate of when it is probable that a liability has been incurred and the amount can be reasonably estimated, which occurs when management commits to a corrective action plan or when required by regulatory requirements. Costs of product recalls and corrective actions are recognized in Connected Fitness Products cost of revenue, which may include the cost of the development of the product being replaced, logistics costs, and other related costs such as product scrap cost, inventory write-down and cancellation of any supplier commitments. The accrued cost is based on management’s estimate of the cost to repair each affected product and the estimated number of products to be repaired based on actions taken by the impacted customers. Estimating both cost to repair each affected product and the number of units to be repaired is highly subjective and requires significant management judgment. Based on information that is currently available, management believes that the accruals are adequate. It is possible that substantial additional charges may be required in future periods based on new information, changes in facts and circumstances, and actions the

Company may commit to or be required to undertake. As of December 31, 2023 and June 30, 2023, accruals related to product recall related matters were $15.6 million and $63.4 million respectively.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We had Cash and cash equivalents of $737.7 million as of December 31, 2023. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented in this Quarterly Report on Form 10-Q would not have had a material impact on our condensed consolidated financial statements.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As described below, we previously identified material weaknesses in our internal control over financial reporting. Solely as a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On November 27, 2023, Andy Rendich, our Chief Supply Chain Officer, entered into a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (each such plan, a “Rule 10b5-1 Plan”). Mr. Rendich’s Rule 10b5-1 Plan provides for an aggregate sale of (i) up to 94,188 shares of the Company’s Class A common stock plus (ii) up to 254,364 shares of the Company’s Class A common stock, net of taxes, upon the vesting of certain restricted stock units (“RSUs”) between February 26, 2024 and February 25, 2025. Each RSU represents a contingent right to receive one share of the Company’s Class A common stock.

On December 7, 2023, Jennifer Cotter, our Chief Content Officer, entered into a Rule 10b5-1 Plan. Ms. Cotter’s Rule 10b5-1 Plan provides for the potential aggregate sale of (i) 43,410 shares of the Company’s Class A common stock, (ii) up to 336,750 shares of the Company’s Class A common stock upon the exercise of certain stock options, and (iii) up to 498,239 shares of the Company’s Class A common stock, net of taxes, upon the vesting of certain RSUs between March 7, 2024 and March 5, 2025.

Each of the Rule 10b5-1 Plans described above is in accordance with our Insider Trading Compliance Policy and Procedures. Sales pursuant to the Rule 10b5-1 Plans will be disclosed in filings made with the SEC in accordance with Section 16 of the Exchange Act.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-39058	3.1	11/06/2019
3.2	Amended and Restated Bylaws.	8-K	001-39058	3.1	04/27/2020
10.1*	Amendment to the Peloton Interactive, Inc. 2019 Equity Incentive Plan	8-K	001-39058	10.1	12/12/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).					X

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

PELOTON INTERACTIVE, INC.
Date: February 1, 2024	By:	/s/ Barry McCarthy
Barry McCarthy Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Elizabeth F Coddington
Elizabeth F Coddington Chief Financial Officer (Principal Financial Officer)