Form 10-Q
period 2024-03-31
PELOTON INTERACTIVE, INC.
filed 2024-05-02
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 29, 2024, the number of shares of the registrant’s Class A common stock outstanding was 352,798,288, and the number of shares of the registrant’s Class B common stock outstanding was 18,016,072.

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

•our ability to execute and achieve the expected benefits of our restructuring initiatives and other cost-saving measures and whether our efforts will result in further actions or additional asset impairment charges that adversely affect our business;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	March 31,	June 30,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$794.5	$813.9
Accounts receivable, net	101.7	97.2
Inventories, net	354.4	522.6
Prepaid expenses and other current assets	170.3	205.4
Total current assets	1,421.0	1,639.1
Property and equipment, net	384.3	444.8
Intangible assets, net	17.5	25.6
Goodwill	41.2	41.2
Restricted cash	54.2	71.6
Operating lease right-of-use assets, net	468.1	524.1
Other assets	22.2	22.7
Total assets	$2,408.5	$2,769.1
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$474.9	$478.4
Deferred revenue and customer deposits	182.3	187.3
Current portion of long-term debt and other bank borrowings	7.5	7.5
Operating lease liabilities, current	78.1	83.5
Other current liabilities	2.7	4.6
Total current liabilities	745.5	761.4
0% Convertible Senior Notes, net	991.4	988.0
Term loan, net	692.1	690.9
Operating lease liabilities, non-current	543.5	593.8
Other non-current liabilities	26.3	30.1
Total liabilities	2,998.9	3,064.2
Commitments and contingencies (Note 8)
Stockholders’ deficit
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 Class A shares authorized, 352,621,872 and 338,750,774 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively; 2,500,000,000 and 2,500,000,000 Class B shares authorized, 18,016,072 and 18,016,853 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively.	—	—
Additional paid-in capital	4,845.4	4,619.8
Accumulated other comprehensive income	17.4	16.8
Accumulated deficit	(5,453.2)	(4,931.8)
Total stockholders’ deficit	(590.4)	(295.1)
Total liabilities and stockholders' deficit	$2,408.5	$2,769.1
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenue:
Connected Fitness Products	$279.9	$324.1	$779.6	$909.8
Subscription	437.8	424.7	1,277.3	1,248.3
Total revenue	717.7	748.9	2,056.9	2,158.1
Cost of revenue:
Connected Fitness Products	268.3	341.7	748.5	1,025.8
Subscription	139.8	136.9	414.0	409.8
Total cost of revenue	408.0	478.7	1,162.4	1,435.6
Gross profit	309.7	270.2	894.5	722.4
Operating expenses:
Sales and marketing	170.3	154.6	546.7	510.4
General and administrative	153.0	249.2	464.9	635.3
Research and development	76.8	78.2	235.4	246.3
Impairment expense	19.0	39.4	46.7	111.9
Restructuring expense	37.6	12.0	68.8	167.9
Supplier settlements	(0.9)	2.9	(2.4)	22.0
Total operating expenses	455.9	536.2	1,360.1	1,693.8
Loss from operations	(146.2)	(266.0)	(465.7)	(971.3)
Other expense, net:
Interest expense	(27.7)	(26.6)	(82.6)	(69.7)
Interest income	9.3	7.9	26.2	17.7
Foreign exchange (loss) gain	(2.1)	9.1	(0.2)	3.9
Other income, net	—	0.4	0.5	3.0
Total other expense, net	(20.4)	(9.1)	(56.1)	(45.1)
Loss before provision for income taxes	(166.7)	(275.2)	(521.8)	(1,016.4)
Income tax expense (benefit)	0.6	0.8	(0.3)	3.5
Net loss	$(167.3)	$(275.9)	$(521.4)	$(1,019.9)
Net loss attributable to Class A and Class B common stockholders	$(167.3)	$(275.9)	$(521.4)	$(1,019.9)
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.79)	$(1.44)	$(2.97)
Weighted-average Class A and Class B common shares outstanding, basic and diluted	367,931,183	350,426,631	362,910,381	343,753,996
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(2.1)	(1.5)	0.6	6.7
Derivative adjustments:
Reclassification for derivative adjustments included in Net loss	—	0.3	—	1.0
Total other comprehensive (loss) income	(2.1)	(1.2)	0.6	7.7
Comprehensive loss	$(169.4)	$(277.1)	$(520.9)	$(1,012.2)
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(521.4)	$(1,019.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	83.0	93.1
Stock-based compensation expense	208.6	333.7
Non-cash operating lease expense	50.0	62.5
Amortization of debt discount and issuance costs	10.5	10.0
Impairment expense	46.7	111.9
Loss on sale of subsidiary	3.8	—
Net foreign currency adjustments	0.2	(5.3)
Changes in operating assets and liabilities:
Accounts receivable	(5.1)	(24.9)
Inventories	136.8	435.1
Prepaid expenses and other current assets	1.9	53.6
Other assets	(0.2)	5.2
Accounts payable and accrued expenses	(40.5)	(296.6)
Deferred revenue and customer deposits	(4.9)	(0.7)
Operating lease liabilities, net	(64.5)	(65.8)
Other liabilities	(3.8)	(24.2)
Net cash used in operating activities	(98.8)	(332.2)
Cash Flows from Investing Activities:
Capital expenditures and capitalized internal-use software development costs	(13.0)	(63.8)
Proceeds from sale of subsidiary	14.6	12.4
Proceeds from sale of Peloton Output Park	31.9	—
Net cash provided by (used in) investing activities	33.5	(51.4)
Cash Flows from Financing Activities:
Principal repayment of Term Loan	(5.6)	(5.6)
Proceeds, net from employee stock purchase plan withholdings	2.0	5.1
Proceeds from employee stock plans	33.1	72.6
Principal repayments of finance leases	(0.5)	(2.0)
Net cash provided by financing activities	29.0	70.0
Effect of exchange rate changes	(0.5)	8.9
Net change in cash, cash equivalents, and restricted cash	(36.7)	(304.7)
Cash, cash equivalents, and restricted cash — Beginning of period	885.5	1,257.6
Cash, cash equivalents, and restricted cash — End of period	$848.7	$952.9
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$71.8	$56.7
Cash paid for income taxes	$(1.0)	$12.9
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Accrued and unpaid capital expenditures, including software	$2.3	$1.5
Stock-based compensation capitalized for software development costs	$—	$7.7
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance - December 31, 2022	344.6	$—	$4,423.4	$21.1	$(4,414.0)	$30.5
Activity related to stock-based compensation	9.1	—	115.1	—	—	115.1
Issuance of common stock under employee stock purchase plan	0.5	—	4.5	—	—	4.5
Other comprehensive loss	—	—	—	(1.2)	—	(1.2)
Net loss	—	—	—	—	(275.9)	(275.9)
Balance - March 31, 2023	354.2	$—	$4,543.0	$19.9	$(4,690.0)	$(127.0)

Balance - December 31, 2023	364.2	$—	$4,767.1	$19.5	$(5,285.9)	$(499.3)
Activity related to stock-based compensation	5.9	—	76.1	—	—	76.1
Issuance of common stock under employee stock purchase plan	0.6	—	2.3	—	—	2.3
Other comprehensive loss	—	—	—	(2.1)	—	(2.1)
Net loss	—	—	—	—	(167.3)	(167.3)
Balance - March 31, 2024	370.6	$—	$4,845.4	$17.4	$(5,453.2)	$(590.4)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance - June 30, 2022	338.3	$—	$4,291.3	$12.2	$(3,710.6)	$592.9
Activity related to stock-based compensation	15.0	—	403.9	—	—	403.9
Issuance of common stock under employee stock purchase plan	0.9	—	7.9	—	—	7.9
Cumulative effect of adopting ASU 2020-06	—	—	(160.1)	—	40.6	(119.5)
Other comprehensive income	—	—	—	7.7	—	7.7
Net loss	—	—	—	—	(1,019.9)	(1,019.9)
Balance - March 31, 2023	354.2	$—	$4,543.0	$19.9	$(4,690.0)	$(127.0)

Balance - June 30, 2023	356.8	$—	$4,619.8	$16.8	$(4,931.8)	$(295.1)
Activity related to stock-based compensation	12.9	—	221.3	—	—	221.3
Issuance of common stock under employee stock purchase plan	0.9	—	4.3	—	—	4.3
Other comprehensive income	—	—	—	0.6	—	0.6
Net loss	—	—	—	—	(521.4)	(521.4)
Balance - March 31, 2024	370.6	$—	$4,845.4	$17.4	$(5,453.2)	$(590.4)
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
Our Connected Fitness Products portfolio includes the Peloton Bike, Bike+, Tread, Tread+, Guide, and Row. Access to the Peloton App is available with an All Access or Guide Membership for Members who have Connected Fitness Products or through a standalone App Membership with multiple Membership tiers. Our revenue is generated primarily from recurring Subscription revenue and the sale of our Connected Fitness Products. We are additionally focused on growing our Paid App subscribers, including through efforts such as our branding and App relaunch in May 2023. We define a “Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, who has paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers).

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

In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows, and the changes in equity for the interim periods. The results for the three and nine months ended March 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2024, or any other period.

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
Some of the Company’s revenues relate to rental lease arrangements. The Company’s rental program allows Members to lease a Bike or Bike+ with a Peloton Rental Membership for a single monthly cost and a one-time delivery fee, and gives the Member the option to purchase the equipment outright or cancel at any time with no penalty. These lease arrangements include both lease and non-lease components. Consideration is allocated between the lease and non-lease components based on management’s best estimate of the relative standalone selling price of each component. The lease component relates to the customer’s right to use the equipment over the lease term and is accounted for as an operating lease in accordance with ASC 842, Leases. Lease revenue is recognized on a straight-line basis over the term of the lease within Connected Fitness Products revenue, while the underlying equipment subject to the lease remains within Property and equipment, net on the Company’s Consolidated Balance Sheets and depreciates over the equipment’s useful life. Depreciation expense associated with the underlying equipment is reflected in Connected Fitness Products cost of revenue in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Non-lease components primarily consist of an All-Access Membership, which is recognized within Subscription revenue.
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

Activity related to the Company’s accrual for our estimated future product warranty obligation was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Balance at beginning of period	$21.5	$36.2	$26.4	$51.1
Provision for warranty accrual	9.3	7.0	19.0	12.8
Warranty claims	(9.6)	(13.4)	(24.3)	(34.1)
Balance at end of period	$21.1	$29.8	$21.1	$29.8
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
Disaggregation of Revenue
The Company’s revenue disaggregated by segment, excluding sales-based taxes, are included in Note 12 - Segment Information.

The Company’s revenue disaggregated by geographic region was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
North America	$659.7	$692.5	$1,894.8	$1,996.6
International	58.0	56.4	162.1	161.4
Total revenue	$717.7	$748.9	$2,056.9	$2,158.1

During the three and nine months ended March 31, 2024, the Company’s revenue attributable to the United States was $632.4 million and $1,818.5 million, or 88% and 88% of total revenue, respectively. During the three and nine months ended March 31, 2023, the Company’s revenue attributable to the United States was $666.8 million and $1,923.6 million, or 89% and 89% of total revenue, respectively.

Deferred Revenue and Customer Deposits
Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.

As of March 31, 2024 and June 30, 2023, deferred revenue of $101.3 million and $99.2 million, respectively, and customer deposits of $81.0 million and $88.1 million, respectively, were included in Deferred revenue and customer deposits on the Company’s Condensed Consolidated Balance Sheets.

In the nine months ended March 31, 2024 and 2023, the Company recognized revenue of $95.2 million and $92.0 million, respectively, that was included in the deferred revenue balance as of June 30, 2023 and 2022, respectively.

4. Restructuring

In February 2022, the Company announced and began implementing a restructuring plan to realign the Company’s operational focus to support its multi-year growth, scale the business, and improve costs (the “2022 Restructuring Plan”). The 2022 Restructuring Plan originally included: (i) reducing the Company’s headcount; (ii) closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for the Company’s previously planned Peloton Output Park; (iii) closing and consolidating several distribution facilities; and (iv) shifting to third-party logistics providers in certain locations.

In fiscal year 2023, the Company continued to take actions to implement the 2022 Restructuring Plan. In July 2022, the Company announced it was exiting all owned-manufacturing operations and expanding its current relationship with a Taiwanese manufacturer, Rexon Industrial Corporation. Additionally, in August 2022, the Company announced the decision to (i) fully transition its North American Field Operations to third-party providers, including the significant reduction of its delivery workforce teams; (ii) eliminate a significant number of roles on the North America Member Support team and exit its real-estate footprints in its Plano and Tempe locations; and (iii) reduce its retail showroom presence.

In January 2024, the Company completed the sale of the Peloton Output Park building and a portion of the corresponding land and received net proceeds of approximately $31.9 million. The Company continues to market the remaining land parcel.

On April 22, 2024, the Company’s Board of Directors approved a new restructuring plan to expand upon its 2022 restructuring plan (as expanded, the “2024 Restructuring Plan”). The 2024 Restructuring Plan will position Peloton for sustained, positive free cash flow, while enabling the company to continue to invest in software, hardware and content innovation, improvements to its member support experience, and optimizations to marketing efforts to scale the business. The 2024 Restructuring Plan includes: (i) a reduction in global headcount; and (ii) continued closures of our retail locations. The Company expects the 2024 Restructuring Plan to be substantially implemented by the end of fiscal 2025.

As a result of these restructuring initiatives, the Company incurred the charges shown in the following table. Asset write-downs and write-offs are included within Impairment expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The remaining charges incurred are included within Restructuring expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Cash restructuring charges:	(in millions)
Severance and other personnel costs(1)	$33.6	$6.9	$40.0	$68.0
Exit and disposal costs and professional fees(2)	2.3	4.4	16.1	16.4
Total cash charges	35.9	11.3	56.1	84.4

Non-cash charges:
Asset write-downs and write-offs(3)	$17.8	$36.0	$41.9	$108.6
Stock-based compensation expense(4)	1.7	0.7	8.9	83.5
Write-offs of inventory related to restructuring activities(5)	—	—	1.0	3.7
Loss on sale of subsidiary(6)	—	—	3.8	—
Total non-cash charges	19.5	36.8	55.6	195.8

Total	$55.4	$48.0	$111.8	$280.2
_________________________
(1) Includes $1.1 million and $7.5 million of severance and other personnel costs related to the 2022 Restructuring Plan for the three and nine months ended March 31, 2024, respectively, and $32.5 million related to the 2024 Restructuring Plan for both the three and nine months ended March 31, 2024
(2) Includes exit and disposal costs and professional fees related to the 2022 Restructuring Plan.
(3) Includes $7.0 million and $31.1 million of asset write-downs and write-offs related to the 2022 Restructuring Plan for the three and nine months ended March 31, 2024, respectively and $10.8 million related to the 2024 Restructuring Plan for both the three and nine months ended March 31, 2024.
(4) Includes zero and $7.2 million of stock-based compensation expense related to the 2022 Restructuring Plan for the three and nine months ended March 31, 2024, respectively, and $1.7 million related to the 2024 Restructuring Plan for both the three and nine months ended March 31, 2024.
(5) Includes write-offs of inventory related to the 2022 Restructuring Plan, which are included within Cost of revenue: Connected Fitness Products in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
(6) Includes loss on sale of subsidiary recognized in connection with the 2022 Restructuring Plan.

Due to the actions taken pursuant to the 2022 Restructuring Plan and 2024 Restructuring Plan, the Company tested certain long-lived assets (asset groups) for recoverability by comparing the carrying values of the asset group to estimates of their future undiscounted cash flows, which were generally the liquidation value, or for operating lease right-of-use assets, income from a sublease arrangement. Based on the results of the recoverability tests, the Company determined that during the three and nine months ended March 31, 2024 and 2023, the undiscounted cash flows of certain assets (asset groups) were below their carrying values, indicating impairment. The assets were written down to their estimated fair values, which were determined based on their estimated liquidation or sales value, or for operating lease right-of-use assets, discounted cash flows of a sublease arrangement.

The following tables present a roll-forward of cash restructuring-related liabilities, which is included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, as follows:

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of December 31, 2022	$22.3	$1.1	$23.4
Charges	6.9	4.4	11.3
Cash payments	(16.3)	(5.5)	(21.9)
Balance as of March 31, 2023	$12.8	$—	$12.8

Balance as of December 31, 2023	$2.2	$4.7	$7.0
Charges(1)	33.6	2.3	35.9
Cash payments	(0.7)	(4.0)	(4.7)
Balance as of March 31, 2024	$35.2	$3.0	$38.2
_________________________
(1) Includes $1.1 million and $32.5 million of charges for severance and other personnel costs related to the 2022 Restructuring Plan and 2024 Restructuring Plan, respectively, for the three months ended March 31, 2024. The majority of the cash charges are expected to be paid during the fourth quarter of fiscal year ended June 30, 2024.

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of June 30, 2022	$10.9	$—	$10.9
Charges	68.0	16.4	84.4
Cash payments	(66.1)	(16.4)	(82.5)
Balance as of March 31, 2023	$12.8	$—	$12.8

Balance as of June 30, 2023	$13.6	$0.3	$13.9
Charges(1)	40.0	16.1	56.1
Cash payments	(18.4)	(13.5)	(31.9)
Balance as of March 31, 2024	$35.2	$3.0	$38.2
_________________________
(1) Includes $7.5 million and $32.5 million of charges for severance and other personnel costs related to the 2022 Restructuring Plan and 2024 Restructuring Plan, respectively, for the nine months ended March 31, 2024. The majority of the cash charges are expected to be paid during the fourth quarter of fiscal year ended June 30, 2024.

In connection with the 2024 Restructuring Plan, which includes any remaining restructuring activity under the original 2022 Restructuring Plan, the Company estimates that it will incur additional cash charges of approximately $45.0 million, primarily composed of lease termination and other exit costs, which are expected to be substantially incurred by the end of fiscal year 2025. Additionally, the Company expects to recognize additional non-cash charges of approximately $20.0 million, primarily composed of non-inventory asset impairment charges, which are expected to be substantially incurred by the end of fiscal year 2025.

5. Fair Value Measurements

Fair Value Measurements of Other Financial Instruments
The following tables present the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
0% Convertible Senior Notes	$—	$847.5	$—	$847.5

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
0% Convertible Senior Notes	$—	$759.5	$—	$759.5
The fair value of the 0% Convertible Senior Notes due February 15, 2026 (the “Notes”) is determined based on the closing price on the last trading day of the reporting period.
The carrying value of the Term Loan (as defined below) approximates the fair value of the Term Loan as of March 31, 2024.
6. Inventories
Inventories were as follows:

	March 31, 2024	June 30, 2023
	(in millions)
Raw materials	$37.2	$53.2
Finished products(1)	520.6	703.0
Total inventories	557.9	756.2
Less: Reserves	(203.5)	(233.6)
Total inventories, net	$354.4	$522.6
_________________________
(1) Includes $36.3 million and $26.4 million of finished goods inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of March 31, 2024 and June 30, 2023, respectively.
The Company periodically assesses and adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. The Company’s recorded inventory reserves as of March 31, 2024 primarily consisted of $95.0 million related to excess accessories and apparel inventory and $82.1 million related to returned Connected Fitness Products that the Company does not expect to sell.
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

The net carrying amount of the liability component of the Notes was as follows:

	March 31, 2024	June 30, 2023
	(in millions)
Principal	$1,000.0	$1,000.0
Unamortized debt issuance costs	(8.6)	(12.0)
Net carrying amount	$991.4	$988.0

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Amortization of debt issuance costs	$1.1	$1.1	$3.4	$3.4
Total interest expense related to the Notes	$1.1	$1.1	$3.4	$3.4

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

During the three and nine months ended March 31, 2024, the Company incurred total commitment fees of $0.3 million and $1.0 million, respectively, and $0.4 million and $1.2 million during the three and nine months ended March 31, 2023, respectively, which are included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of March 31, 2024, the Company had drawn the full amount of the Term Loan and had $736.9 million of total outstanding borrowings under the Second Amended and Restated Credit Agreement.

As of March 31, 2024, the Company had not drawn any amount under the Revolving Facility and as such did not have to test the financial covenants under the Second Amended and Restated Credit Agreement. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of March 31, 2024, the Company had outstanding letters of credit totaling $54.2 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheet.

Our proceeds in connection with the Term Loan were $696.4 million, net of discount of $33.8 million and issuance costs of $19.8 million. Both the discount and issuance costs are being amortized to interest expense over the term of the Term Loan using the effective interest rate method. Upon entering into the Term Loan, the effective interest rate was 10.2%. On each of November 25, 2022, May 25, 2023, and November 25, 2023, the rate was updated to 13.7%, 14.3%, and 14.5%, respectively. The current effective interest rate on the Term Loan is 14.5% as of March 31, 2024.

The net carrying amount of the Term Loan was as follows:

	March 31, 2024	June 30, 2023
	(in millions)
Principal	$750.0	$750.0
Principal payments	(13.1)	(7.5)
Unamortized debt discount	(23.5)	(27.8)
Unamortized debt issuance costs	(13.8)	(16.3)
Net carrying amount	$699.6	$698.4

The following table sets forth the non-cash interest expense recognized related to the Term Loan:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Amortization of debt discount	$1.5	$1.3	$4.3	$4.0
Amortization of debt issuance costs	0.9	0.8	2.5	2.4
Total non-cash interest expense related to the Term Loan	$2.3	$2.1	$6.9	$6.4
8. Commitments and Contingencies
Music License Agreements
The Company is subject to minimum guarantee royalty payments associated under certain music license agreements.

The following represents the Company's minimum annual guarantee payments under music license agreements for the next three years as of March 31, 2024:

Future Minimum Payments
Fiscal Year	(in millions)
2024 (remaining)	$15.7
2025	50.7
2026	6.0
Total	$72.4

Tread+ Product Recall Return Reserves and Cost Estimates
On May 5, 2021, the Company announced a voluntary recall of its Tread+ in collaboration with the U.S. Consumer Product Safety Commission ("CPSC") and halted sales of this product to work on product enhancements. On May 18, 2023, the Company and the CPSC jointly announced the approval of a rear guard repair for the recalled Tread+. We have made this rear guard available to our Members who continue to own a Tread+ and during the three months ended March 31, 2023, we resumed deliveries of the Tread+ from our existing inventory with the rear guard installed.

The following table details the (benefit)/reduction to Connected Fitness Products revenue for actual and future returns and costs associated with the Tread+ product recall that were recorded in Connected Fitness Products cost of revenue.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Returns accrual for (benefit)/reduction to Connected Fitness Products revenue	$—	$(11.9)	$(3.9)	$14.6
Costs (benefits) of product recalls	—	13.2	(4.3)	15.7

Return reserves related to the impacts of the Tread+ recall of $7.5 million and $24.4 million were included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of March 31, 2024 and June 30, 2023, respectively. Accruals for costs associated with the Tread+ repair of $8.9 million and $10.0 million were included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet as of March 31, 2024 and June 30, 2023, respectively. The estimated return reserves are based on historical and expected product returns. The estimated costs associated with the Tread+ repair are primarily based on the estimated number of requests for the Tread+ repair and the estimated costs of the production, delivery, and installation of the remedy.

Bike Seat Post Recall
On May 11, 2023, in collaboration with the CPSC, the Company announced a voluntary recall of the original Peloton Bike (not Bike+) sold in the U.S. from January 2018 to May 2023 related to its seat post, and the Company is offering Members a free replacement seat post as the approved repair. As of March 31, 2024 and June 30, 2023, accruals of $2.4 million and $42.2 million, respectively, were included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet related to the recall. The estimated cost to replace the bike seat posts is primarily based on the estimated number of requests for seat posts and the estimated costs of the production and shipment of the replacement parts. For more detail on the potential impacts of the recall to our business, see “Risk Factors—Risks Related to Our Connected Fitness Products and Members—Our products and services may be affected from time to time by design and manufacturing defects or product safety issues, real or perceived, that could adversely affect our business and result in harm to our reputation” in our Form 10-K.
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

As of March 31, 2024, the Company’s commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of Peloton products were estimated to be approximately $123.5 million, of which $109.7 million is expected to be paid over the next twelve months.

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

Unless otherwise disclosed below, while it is reasonably possible that a loss may be incurred, the Company is unable to estimate a range of potential loss due to the complexity and current status of these lawsuits. In these matters, the Company has not established a reserve.

We evaluate, on a regular basis, developments in our legal proceedings and other contingencies that could affect the amount of liability, including amounts in excess of any previous accruals and reasonably possible losses disclosed, and make adjustments and changes to our accruals and disclosures as appropriate. For the matters we disclose that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial.

Given that our legal and regulatory proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

On October 26, 2021 and January 24, 2022, the United States District Court for the Eastern District of New York consolidated four stockholder derivative actions purportedly on behalf of the Company against certain of the Company’s officers and directors under the caption In re Peloton Interactive, Inc. Derivative Litigation, Master File No. 21-cv-02862-CBA-PK (the “EDNY Derivative Action”), which alleged, among other claims, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Exchange Act. Alan Chu, Moshe Genack, Xingqi Liu and Anthony Franchi were appointed as co-lead plaintiffs. The EDNY Derivative Action was stayed on February 11, 2022. On December 14, 2022, two putative verified stockholder derivative actions in the Court of Chancery of the State of Delaware, purportedly on behalf of the Company against certain of the Company’s officers and directors asserting similar allegations to those made in the EDNY Derivative Action, were consolidated as In re Peloton Interactive, Inc. Stockholder Derivative Litigation, Consol. Case No. 2022-1051-KSJM (the “Chancery Derivative Action”), and stayed. On December 22, 2022, a stockholder filed a putative stockholder derivative action in the United States District Court for the District of Delaware, asserting similar allegations to those in the EDNY Derivative Action and the Chancery Derivative Action against certain of the Company’s officers and directors, captioned Blackburn v. Foley, et al., Case No. 22-cv-01618-GBW, which was stayed on January 12, 2023. These cases remain stayed pending resolution of the settlement in In re Peloton Interactive, Inc. Securities Litigation, Master File No. 21-cv-02369-CBA-PK (E.D.N.Y.).

On May 11, 2023, in collaboration with the CPSC, the Company announced a voluntary recall of the original Peloton Bike (not Bike+) sold in the U.S. from January 2018 to May 2023 related to its seat post, and the Company is offering a free replacement seat post as the approved repair. On June 9, 2023, Sam Solomon filed a putative securities class action against the Company and certain of the Company’s officers in the U.S. District Court for the Eastern District of New York, Case No. 1:23-cv-04279-MKB-JRC (the “2023 Securities Litigation”). Jia Tian and David Feigelman were appointed as co-lead plaintiffs. On November 6, 2023, co-lead plaintiffs filed an amended complaint purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between May 6, 2021 and August 22, 2023, alleging that the defendants made false and/or misleading statements relating to the seat post recall in violation of Sections 10(b) and 20(a) of the Exchange Act. On February 2, 2024, defendants served a motion to dismiss the amended complaint. On April 2, 2024, plaintiffs served an opposition to defendants’ motion.

On September 27, 2023, Courtney Cooper and Abdo P. Faissal filed a verified stockholder derivative complaint, purportedly on behalf of the Company against certain of the Company’s officers and directors, captioned Cooper v. Boone, et. al., Case No. 23-cv-07193-MKB-MMH, in the U.S. District Court for the Eastern District of New York, which alleges breaches of fiduciary duties and violations of Section 14(a) of the Exchange Act, as well as a claim for contribution under Sections 10(b) and 21D of the Exchange Act for any liability the Company may incur as a result of the 2023 Securities Litigation. On January 8, 2024, the court stayed the action pending resolution of the motion to dismiss in the 2023 Securities Litigation.

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

On July 26, 2023, the Court of Chancery in the State of Delaware consolidated three stockholder derivative actions purportedly on behalf of the Company against certain of the Company’s officers and directors under the caption In re Peloton Interactive, Inc. 2023 Derivative Litigation, Consol. Case No. 2023-0224-KSJM, which alleges that defendants breached their fiduciary duties by purportedly making false statements about demand for the Company’s products and engaging in improper trading. Allison Manzella, Clark Ovruchesky, Daniel Banks and Karen Florentino are co-lead plaintiffs. The court stayed the action on September 26, 2023 pending resolution of the motion to dismiss in the SDNY Class Action.

On August 4, 2022, Mayville Engineering Company, Inc. (“MEC”) filed suit against the Company in the Supreme Court of the State of New York, Index No. 652735/2022, alleging claims for breach of contract, or, in the alternative, breach of the implied duty of good faith and fair dealing. MEC alleges that the Company breached a supply agreement under which MEC agreed to supply certain parts for Peloton products, and that it is entitled to damages in an amount exceeding $107.0 million, plus pre-judgment interest, fees, and costs. On September 23, 2022, the Company moved to dismiss MEC’s complaint. On January 6, 2023, the court partially granted and partially denied the Company’s motion to dismiss, dismissing MEC’s alternative claim for breach of the implied duty of good faith and fair dealing with prejudice, but allowing MEC’s claim for breach of contract to move forward. The Company and MEC both appealed that ruling, and on April 11, 2024, the appellate court issued a decision affirming the ruling. The Company also appealed a discovery ruling and, on April 11, 2024, the appellate court ruled in the Company’s favor. In September 2023, the Company asserted a counterclaim and affirmative defense against MEC for fraudulent inducement of the supply agreement. Discovery is ongoing with a current fact discovery deadline of June 21, 2024. No trial date has been set. The Company cannot estimate the precise amount of any reasonably possible loss, as the estimate would depend on numerous uncertainties including future legal rulings, further factual developments concerning the extent of any recoverable damages, and the success of its counterclaim. The range of reasonably possible loss runs from zero to the full amount of MEC’s claim described above.
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

Under the terms of the 2019 Plan, for stock option and restricted stock unit grants, vesting generally occurs over four years. Stock option grants are not exercisable after the expiration of ten years from the date of grant or such shorter period as specified in a stock award agreement.

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

In October 2023, the Company’s Board of Directors adopted an amendment to the 2019 Plan (the “Amendment”) that increases the number of shares available under the 2019 Plan by 36,000,000 shares of Class A common stock (and retains the existing evergreen feature through July 1, 2029) and extends the right to grant awards under the 2019 Plan through October 24, 2033. The Amendment became effective following approval by the Company’s stockholders on December 7, 2023. As of March 31, 2024, 56,710,759 shares of Class A common stock were available for future award under the 2019 Plan.

Stock Options
The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2023	42,999,273	$19.71	5.2	$33.2
Exercised	(4,054,092)	$3.24		$12.3
Forfeited or expired	(9,869,477)	$24.79
Outstanding — March 31, 2024	29,075,704	$20.28	5.6	$6.1
Vested and Exercisable— March 31, 2024	22,029,861	$18.29	4.9	$6.1

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested - June 30, 2023	12,407,094	$18.84
Vested	(3,908,305)	$18.59
Forfeited or expired	(1,452,946)	$17.45
Unvested - March 31, 2024	7,045,843	$19.26

The aggregate intrinsic value of options outstanding and vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2024. The fair value of the common stock is the closing stock price of the Company's Class A common stock as reported on The Nasdaq Global Select Market. The aggregate intrinsic value of exercised options was $12.3 million and $82.6 million for the nine months ended March 31, 2024 and 2023, respectively.

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

For the nine months ended March 31, 2024, no options were granted, and for the nine months ended March 31, 2023, the weighted-average grant date fair value per option was $6.42. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

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

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2023	27,236,428	$13.96
Granted	57,108,945	$5.53
Vested and converted to shares	(8,839,558)	$14.39
Cancelled	(7,066,292)	$10.89
Outstanding — March 31, 2024	68,439,523	$7.18

Employee Stock Purchase Plan
In August 2019, the Board of Directors adopted, and in September 2019, the Company's stockholders approved, the Employee Stock Purchase Plan (“ESPP”), through which eligible employees may purchase shares of the Company's Class A common stock at a discount through accumulated payroll deductions. The ESPP became effective on September 25, 2019, the date the registration statement, in connection with the Company’s initial public offering, was declared effective by the SEC. The number of shares of the Company's Class A common stock that will be available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, in an amount equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2023, the number of shares of Class A common stock available for issuance under the ESPP was automatically increased according to its terms by 3,567,676 shares. As of March 31, 2024, 15,245,417 shares of Class A common stock were available for sale to employees under the ESPP.

Unless otherwise determined by the Board of Directors, each offering period will consist of four six-month purchase periods, provided that the initial offering period commenced on September 25, 2019 and ended on August 31, 2021, and the initial purchase period ended February 28, 2020. Thereafter, each offering period and each purchase period commences on September 1 and March 1 and ends on August 31 and February 28 of each two-year period or each six-month period, respectively, subject to a reset provision. If the closing stock price on the first day of an offering period is higher than the closing stock price on the last day of any applicable purchase period, participants will be withdrawn from the ongoing offering period immediately following the purchase of ESPP shares on the purchase date and would automatically be enrolled in the subsequent offering period (“ESPP reset”), resulting in a modification under ASC 718, Compensation - Stock Compensation.

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

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods were as follows:

	Nine Months Ended March 31,
	2024	2023
Weighted average risk-free interest rate	1.9%	0.8%
Weighted average expected term (in years)	1.3	1.3
Weighted average expected volatility	92.7%	87.5%
Expected dividend yield	—	—

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

During the three and nine months ended March 31, 2024, the Company recorded stock-based compensation expense associated with the ESPP of $2.2 million and $5.3 million, respectively, and $3.1 million and $15.0 million for the three and nine months ended March 31, 2023, respectively.

In connection with the offering period that ended on August 31, 2023, employees purchased 373,114 shares of Class A common stock at a weighted-average price of $5.42 under the ESPP. In connection with the offering period that ended on February 28, 2024, employees purchased 575,897 shares of Class A Common Stock at a weighted-average price of $3.94 under the ESPP. As of March 31, 2024, total unrecognized compensation cost related to the ESPP was $12.8 million, which will be amortized over a weighted-average remaining period of 1.9 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Cost of revenue
Connected Fitness Products	$2.7	$2.4	$7.6	$11.7
Subscription	9.9	9.7	29.6	32.4
Total cost of revenue	12.6	12.0	37.2	44.1
Sales and marketing	4.9	5.8	15.6	23.9
General and administrative	34.1	37.0	101.6	129.8
Research and development	14.7	14.5	45.3	52.3
Restructuring expense	1.7	0.7	8.9	83.5
Total stock-based compensation expense	$67.9	$70.0	$208.6	$333.7

As of March 31, 2024, the Company had $578.2 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 2.8 years.

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

In the three and nine months ended March 31, 2024, certain modifications were made to equity awards for three and four employees, respectively, who were eligible to participate in the Severance Plan. For the three months ended March 31, 2024, this included the extension of the post-termination period during which an employee may exercise outstanding stock options from 90 days to one year (or the option expiration date, if earlier). In one instance during the nine months ended March 31, 2024, the post-termination period during which an employee may exercise outstanding stock options was extended from 90 days to the earlier of the original expiration date or 3 years. This employee transitioned to a non-executive advisory role. As a result of these modifications, the Company recognized incremental stock-based compensation expense of $0.2 million and $5.6 million for the three and nine months ended March 31, 2024 within Restructuring expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
10. Income Taxes
The Company recorded a provision (benefit) from income taxes of $0.6 million and $(0.3) million for the three and nine months ended March 31, 2024, respectively, and a provision of $0.8 million and $3.5 million for the three and nine months ended March 31, 2023, respectively. Furthermore, the Company's effective tax rates were (0.36)% and 0.06% for the three and nine months ended March 31, 2024, respectively, and (0.30)% and (0.35)% for the three and nine months ended March 31, 2023, respectively. The income tax provision (benefit) and the effective tax rate are primarily driven by state and international taxes.

The Company maintains a valuation allowance on the majority of its deferred tax assets as it has concluded that it is more likely than not that the deferred assets will not be utilized.
11. Net Loss Per Share
The computation of loss per share is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	($ in millions, except per share amounts)
Basic and diluted loss per share:
Net loss attributable to common stockholders	$(167.3)	$(275.9)	$(521.4)	$(1,019.9)
Shares used in computation:
Weighted-average common shares outstanding	367,931,183	350,426,631	362,910,381	343,753,996
Basic and diluted loss per share	$(0.45)	$(0.79)	$(1.44)	$(2.97)
Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Employee stock options	6,738,811	14,528,761	7,711,797	15,112,571
Restricted stock units and awards	1,207,888	3,699,225	946,340	1,550,174

Impact of the Notes
The conversion option will have a dilutive impact on net income per share of common stock when the average market price per share of the Company's Class A common stock for a given period exceeds the conversion price of the Notes of $239.23 per share. During the three and nine months ended March 31, 2024, the weighted average price per share of the Company's Class A common stock was below the conversion price of the Notes.

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

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Connected Fitness Products:
Revenue	$279.9	$324.1	$779.6	$909.8
Cost of revenue	268.3	341.7	748.5	1,025.8
Gross profit	$11.6	$(17.6)	$31.1	$(116.0)
Subscription:
Revenue	$437.8	$424.7	$1,277.3	$1,248.3
Cost of revenue	139.8	136.9	414.0	409.8
Gross profit	$298.1	$287.8	$863.3	$838.5
Consolidated:
Revenue	$717.7	$748.9	$2,056.9	$2,158.1
Cost of revenue	408.0	478.7	1,162.4	1,435.6
Gross profit	$309.7	$270.2	$894.5	$722.4
Reconciliation of Gross Profit
Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable Segment Gross Profit to consolidated Loss before provision for income tax is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Segment Gross Profit	$309.7	$270.2	$894.5	$722.4
Sales and marketing	(170.3)	(154.6)	(546.7)	(510.4)
General and administrative	(153.0)	(249.2)	(464.9)	(635.3)
Research and development	(76.8)	(78.2)	(235.4)	(246.3)
Impairment expense	(19.0)	(39.4)	(46.7)	(111.9)
Restructuring expense	(37.6)	(12.0)	(68.8)	(167.9)
Supplier settlements	0.9	(2.9)	2.4	(22.0)
Total other expense, net	(20.4)	(9.1)	(56.1)	(45.1)
Loss before provision for income taxes	$(166.7)	$(275.2)	$(521.8)	$(1,016.4)

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

Overview
Peloton is a leading global fitness company with a highly engaged community of 6.6 million Members as of March 31, 2024. A category innovator at the nexus of fitness, technology, and media, Peloton's first-of-its-kind subscription platform seamlessly combines innovative hardware, distinctive software, and exclusive content. Its world-renowned instructors coach and motivate Members to be the best version of themselves anytime, anywhere. We define a “Member” as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid Peloton App Membership, and completes 1 or more workouts in the trailing 12 month period. We define a completed workout as either completing at least 50% of an instructor-led class, scenic ride or run, or ten or more minutes of “Just Ride”, “Just Run”, or “Just Row” mode.

Our Connected Fitness Products portfolio includes the Peloton Bike, Bike+, Tread, Tread+, Guide, and Row. Access to the Peloton App is available with an All Access or Guide Membership for Members who have Connected Fitness Products or through a standalone App Membership with multiple Membership tiers. Our revenue is generated primarily from recurring Subscription revenue and the sale of our Connected Fitness Products. We are additionally focused on growing our Paid App subscribers, including through efforts such as our branding and App relaunch in May 2023. We define a “Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, who has paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers).

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

Third Quarter Fiscal 2024 Update and Recent Developments

Connected Fitness Products and Channels
The three months ended March 31, 2024 marked the restart of delivering Tread+ to our Members after almost 3 years off the market. Our logistics and delivery teams exceeded internal expectations for delivery times, delivering 67% of pre-orders in the quarter.

Bike Rental continued to outperform our internal expectations during the three months ended March 31, 2024. New rentals were up 10% as compared to the three months ended March 31, 2023 and rental buyouts exceeded expectations. While the churn rate for Rental remains higher than that of outright purchase, churn from rental subscriptions improved 60 bps as compared to the three months ended December 31, 2023. Peloton Certified Refurbished and third party retail sales had strong growth as compared to the three months ended March 31, 2023 and outperformed our expectations. Last week we began selling the Peloton Tread and Peloton Row on Amazon to distribute these products to a larger audience.

We continue to see growth in subscriber additions who purchased their Peloton equipment in the secondary market. We recently launched the Peloton History Summary to enhance the secondary market buying experience and to provide greater visibility to our bikes' ages, usages and service histories. Anyone can access a Peloton History Summary for a Bike or Bike+ by searching the serial number at onepeloton.com/history-summary. The information on our website is not part of this Quarterly Report on Form 10-Q.

Peloton for Business
On May 1, 2024 we announced a partnership with Hyatt Hotels that includes outfitting more than 800 Hyatt properties with Peloton equipment and providing access to Peloton classes on guestroom TVs at nearly 400 properties. Peloton Bikes will be deployed at each Hyatt hotel in markets where Peloton already operates. Select Hyatt luxury and lifestyle hotels in the U.S. will also offer the Peloton Row.

Content Innovation
We are continuing to invest in providing a wide variety of fitness experiences for our Members on our Connected Fitness platform. We recently added the New York Road Runner Collection on Tread and Tread+, a series of Scenic classes filmed on the TCS New York City Marathon course. In a first-of-its-kind experience, these classes provide Members the ability to train the marathon course with auto-incline functionality that matches the course's gradient fluctuations. We are also continuing to see growth in subscriber engagement with our Entertainment offerings, with more than one third of active Tread and Tread+ subscribers completing an Entertainment workout during the three months ended March 31, 2024.

Member Experience
In response to feedback from our Members, we launched Self Moderation features during the three months ended March 31, 2024. This feature allows Members to hide tags and other profiles, providing greater control over community interaction. For treadmill workouts on App, we launched Distance Tracking that enables Members to input metrics when running outdoors or on a third party treadmill.

We are seeing positive results in service levels and member satisfaction in response to recent initiatives focused on turning around our member experience. These initiatives include investments in our global member support team, improvements to systems and tools, and onboarding new onshore outsourcing partners. We also observed improvements in Net Promoter Scores (“NPS”) across multiple Connected Fitness products.

Restructuring
In February 2022, we announced and began implementing a restructuring plan to realign our operational focus to support our multi-year growth, scale the business, and improve costs (the “2022 Restructuring Plan”). The 2022 Restructuring Plan originally included: (i) reducing our headcount; (ii) closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for our previously planned Peloton Output Park; (iii) closing and consolidating several distribution facilities; and (iv) shifting to third-party logistics providers in certain locations.

In fiscal year 2023, we continued to take actions to implement the 2022 Restructuring Plan. In July 2022, we announced we were exiting all owned-manufacturing operations and expanding our current relationship with a Taiwanese manufacturer, Rexon Industrial Corporation. Additionally, in August 2022, we announced our decision to (i) fully transition our North American Field Operations to third-party providers, including the significant reduction of our delivery workforce teams; (ii) eliminate a significant number of roles on the North America Member Support team and exit our real-estate footprints in our Plano and Tempe locations; and (iii) reduce our retail showroom presence. In January 2024, we completed the sale of the Peloton Output Park building and a portion of the corresponding land and received net proceeds of approximately $31.9 million. The Company continues to market the remaining land parcel.

On April 22, 2024, the Company’s Board of Directors approved a new restructuring plan to expand upon its 2022 restructuring plan (as expanded, the “2024 Restructuring Plan”). The 2024 Restructuring Plan will position Peloton for sustained, positive free cash flow, while enabling the company to continue to invest in software, hardware and content innovation, improvements to its member support experience, and optimizations to marketing efforts to scale the business. The 2024 Restructuring Plan includes: (i) a reduction in global headcount by approximately 15%, which impacts roughly 400 Peloton team members; and (ii) continued closures of our retail locations. The Company expects the 2024 Restructuring Plan to be substantially implemented by the end of fiscal 2025.

Total charges incurred related to the 2022 Restructuring Plan were $10.4 million and $66.8 million for the three and nine months ended March 31, 2024, respectively, and $48.0 million and $280.2 million for the three and nine months ended March 31, 2023, respectively. Total charges for the three and nine months ended March 31, 2024 consisted of cash charges of $2.3 million and $16.1 million for exit and disposal costs and professional fees and $1.1 million and $7.5 million for severance and other personnel costs, respectively, and non-cash charges of $7.0 million and $31.1 million related to non-inventory asset write-downs and write-offs, zero and $7.2 million for stock-based compensation expense, zero and $3.8 million for the loss on sale of a manufacturing subsidiary in Taiwan, and zero and $1.0 million for write-offs of inventory related to restructuring activities, respectively. Total charges for the three and nine months ended March 31, 2023 consisted of cash charges of $6.9 million and $68.0 million for severance and other personnel costs and $4.4 million and $16.4 million for exit and disposal costs and professional fees, respectively, and non-cash charges of $36.0 million and $108.6 million related to non-inventory asset write-downs and write-offs, $0.7 million and $83.5 million for stock-based compensation expense, and zero and $3.7 million for write-offs of inventory related to restructuring activities, respectively.

Total charges related to the 2024 Restructuring Plan were $45.0 million for both the three and nine months ended March 31, 2024, consisting of cash charges totaling $32.5 million for severance and other personnel costs, and non-cash charges of $10.8 million related to asset write-downs and write-offs and $1.7 million for stock-based compensation. The majority of the cash charges are expected to be paid during the fourth quarter of fiscal year 2024.

In connection with the 2024 Restructuring Plan, which includes any remaining restructuring activity under the original 2022 Restructuring Plan, we estimate that we will incur additional cash charges of approximately $45.0 million, primarily composed of lease termination and other exit costs, which are expected to be substantially incurred by the end of fiscal year 2025. Additionally, we expect to recognize additional non-cash charges of approximately $20.0 million, primarily composed of non-inventory asset impairment charges in connection with the 2024 Restructuring Plan, which are expected to be substantially incurred by the end of fiscal year 2025.

Upon full implementation, the company expects the plan to result in reduced annual run-rate expenses by more than $200 million by the end of its 2025 fiscal year. For additional information on the 2024 Restructuring Plan, please see Item 5 of Part II of this Quarterly Report on Form 10-Q.

We do not believe these cost-saving measures will impair our ability to conduct any of our key business functions. We may not be able to realize the cost savings and benefits initially anticipated as a result of the 2022 Restructuring Plan and the 2024 Restructuring Plan, and costs may be greater than expected. See “Risk Factors—Risks Related to Our Business—We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business” in our Form 10-K.

Tread+ Product Recall Return Reserves and Cost Estimates
On May 5, 2021, we announced a voluntary recall of our Tread+ product in collaboration with the U.S. Consumer Product Safety Commission (the “CPSC”) and halted sales of this product to work on product enhancements. Members were notified that they could return their Tread+ for a full refund, or wait until a solution was available. In collaboration with the CPSC, on May 18, 2023, we jointly announced approval of a rear guard repair for the recalled Tread+. We have made this rear guard available to our Members who continue to own a Tread+ and during the three months ended March 31, 2023, we resumed deliveries of the Tread+ from our existing inventory with the rear guard installed.

Return reserves related to the impacts of the Tread+ recall of $7.5 million and $24.4 million were included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of March 31, 2024 and June 30, 2023, respectively. Accruals for costs associated with the Tread+ repair of $8.9 million and $10.0 million were included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet as of March 31, 2024 and June 30, 2023, respectively. We may continue to incur additional costs beyond what we have currently estimated to be probable and reasonably estimable which could include costs for which we have not accrued or established adequate reserves, including increases to the return reserves, inventory write-downs, logistics costs associated with Member requests to return or move their hardware, subscription waiver variable costs of service, anticipated recall-related hardware development and repair costs, and related legal and advisory fees. Recall charges are based upon estimates associated with our expected and historical consumer response rates.

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

Bike Seat Post Recall
On May 11, 2023, in collaboration with the CPSC, the Company announced a voluntary recall of the original Peloton Bike (not Bike+) sold in the U.S. from January 2018 to May 2023 related to its seat post, and the Company is offering Members a free replacement seat post as the approved repair. As of March 31, 2024 and June 30, 2023, accruals of $2.4 million and $42.2 million, respectively, were included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet related to the recall. The estimated cost to replace the bike seat posts is primarily based on the estimated number of requests for seat posts and the estimated costs of the production and shipment of the replacement parts.

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

	Three Months Ended March 31,
	2024	2023
Ending Paid Connected Fitness Subscriptions(1)	3,056,198	3,055,219
Average Net Monthly Paid Connected Fitness Subscription Churn(2)	1.2%	1.1%
Ending Paid App Subscriptions	674,230	853,035
Average Monthly Paid App Subscription Churn(3)	9.2%	—
Subscription Gross Profit (in millions)	$298.1	$287.8
Subscription Contribution (in millions)(4)	$316.4	$307.2
Subscription Gross Margin	68.1%	67.8%
Subscription Contribution Margin(4)	72.3%	72.3%
Net loss (in millions)	$(167.3)	$(275.9)
Adjusted EBITDA (in millions)(5)	$5.8	$(18.7)
Net cash provided by (used in) operating activities	$11.6	$(40.9)
Free Cash Flow (in millions)(6)	$8.6	$(55.3)
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
(3) This metric, effective as of the beginning of fiscal year 2024, is reported on a go-forward basis as it includes App One and App+ subscriptions that were not available during the three months ended March 31, 2023.

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

Subscription
Subscription revenue consists of revenue generated from our monthly Connected Fitness Subscription and Paid App Subscription.

As of March 31, 2024, 99% and 84% of our Connected Fitness Subscription and Paid App Subscription bases, respectively, were paying month-to-month.

If a Connected Fitness Subscription owns a combination of a Bike, Tread, Guide or Row product in the same household, the price of the subscription remains $44 monthly. As of March 31, 2024, approximately 10% of our Connected Fitness Subscriptions owned multiple Connected Fitness Products.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$279.9	$324.1	$779.6	$909.8
Subscription	437.8	424.7	1,277.3	1,248.3
Total revenue	717.7	748.9	2,056.9	2,158.1
Cost of revenue(1)(2)
Connected Fitness Products	268.3	341.7	748.5	1,025.8
Subscription	139.8	136.9	414.0	409.8
Total cost of revenue	408.0	478.7	1,162.4	1,435.6
Gross profit	309.7	270.2	894.5	722.4
Operating expenses
Sales and marketing(1)(2)	170.3	154.6	546.7	510.4
General and administrative(1)(2)	153.0	249.2	464.9	635.3
Research and development(1)(2)	76.8	78.2	235.4	246.3
Impairment expense	19.0	39.4	46.7	111.9
Restructuring expense(1)	37.6	12.0	68.8	167.9
Supplier settlements	(0.9)	2.9	(2.4)	22.0
Total operating expenses	455.9	536.2	1,360.1	1,693.8
Loss from operations	(146.2)	(266.0)	(465.7)	(971.3)
Other expense, net:
Interest expense	(27.7)	(26.6)	(82.6)	(69.7)
Interest income	9.3	7.9	26.2	17.7
Foreign exchange (losses) gains	(2.1)	9.1	(0.2)	3.9
Other income, net	—	0.4	0.5	3.0
Total other expense, net	(20.4)	(9.1)	(56.1)	(45.1)
Loss before provision for income taxes	(166.7)	(275.2)	(521.8)	(1,016.4)
Income tax expense (benefit)	0.6	0.8	(0.3)	3.5
Net loss	$(167.3)	$(275.9)	$(521.4)	$(1,019.9)
____________________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Cost of revenue
Connected Fitness Products	$2.7	$2.4	$7.6	$11.7
Subscription	9.9	9.7	29.6	32.4
Total cost of revenue	12.6	12.0	37.2	44.1
Sales and marketing	4.9	5.8	15.6	23.9
General and administrative	34.1	37.0	101.6	129.8
Research and development	14.7	14.5	45.3	52.3
Restructuring expense	1.7	0.7	8.9	83.5
Total stock-based compensation expense	$67.9	$70.0	$208.6	$333.7
On July 1, 2022, the Compensation Committee approved a one-time repricing of certain stock option awards that had been granted under the 2019 Plan. The repricing impacted stock options held by all employees who remained employed through July 25, 2022. The repricing did not apply to our U.S.-based hourly employees (or employees with equivalent roles in non-U.S. locations) or our C-level executives. The modification resulted in incremental stock-based compensation expense of $21.9 million in the aggregate.
____________________
(2) Includes depreciation and amortization expense as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Cost of revenue
Connected Fitness Products	$4.6	$5.6	$12.1	$13.1
Subscription	8.5	9.8	26.5	27.1
Total cost of revenue	13.1	15.4	38.6	40.2
Sales and marketing	5.7	7.5	18.1	24.3
General and administrative	5.8	6.4	18.1	20.1
Research and development	2.5	2.9	8.2	8.6
Total depreciation and amortization expense	$27.1	$32.2	$83.0	$93.1
Comparison of the Three and Nine Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	% Change	2024	2023	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$279.9	$324.1	(13.6)%	$779.6	$909.8	(14.3)%
Subscription	437.8	424.7	3.1	1,277.3	1,248.3	2.3
Total revenue	$717.7	$748.9	(4.2)%	$2,056.9	$2,158.1	(4.7)%
Percentage of revenue
Connected Fitness Products	39.0%	43.3%		37.9%	42.2%
Subscription	61.0	56.7		62.1	57.8
Total	100.0%	100.0%		100.0%	100.0%

Three and Nine Months Ended March 31, 2024 and 2023
Connected Fitness Products revenue decreased $44.2 million and $130.2 million for the three and nine months ended March 31, 2024, respectively, compared to the three and nine months ended March 31, 2023. These decreases were primarily attributable to fewer Bike, Accessories, and Row deliveries driven by less demand, partially offset by higher demand from our rental program and Tread+.

Subscription revenue increased $13.1 million and $29.0 million for the three and nine months ended March 31, 2024, respectively, compared to the three and nine months ended March 31, 2023. These increases were primarily attributable to continued growth in our Connected Fitness Subscriptions, primarily driven by the number of Connected Fitness Products delivered during the fiscal year ended June 30, 2023 and the six months ended December 31, 2023 under new Subscriptions, as well as other subscription revenue, and our low Average Net Monthly Paid Connected Fitness Subscription Churn of 1.2% and 1.3% for the three and nine months ended March 31, 2024.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	% Change	2024	2023	% Change
	(dollars in millions)
Cost of Revenue:
Connected Fitness Products	$268.3	$341.7	(21.5)%	$748.5	$1,025.8	(27.0)%
Subscription	139.8	136.9	2.1	414.0	409.8	1.0
Total cost of revenue	$408.0	$478.7	(14.8)%	$1,162.4	$1,435.6	(19.0)%
Gross Profit:
Connected Fitness Products	$11.6	$(17.6)	166.2%	$31.1	$(116.0)	126.8%
Subscription	298.1	287.8	3.6	863.3	838.5	3.0
Total Gross profit	$309.7	$270.2	14.6%	$894.5	$722.4	23.8%
Gross Margin:
Connected Fitness Products	4.2%	(5.4)%		4.0%	(12.8)%
Subscription	68.1%	67.8%		67.6%	67.2%

Three Months Ended March 31, 2024 and 2023
Connected Fitness Products cost of revenue for the three months ended March 31, 2024 decreased $73.4 million, or 21.5%, compared to the three months ended March 31, 2023. This decrease was primarily driven by fewer deliveries stemming from lower demand during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Our Connected Fitness Products Gross Margin increased to 4.2% for the three months ended March 31, 2024 compared to (5.4)% for the three months ended March 31, 2023, primarily driven by lower inventory write downs and lower shipping and logistics costs compared to the three months ended March 31, 2023.

Subscription cost of revenue for the three months ended March 31, 2024 increased $2.8 million, or 2.1%, compared to the three months ended March 31, 2023. This increase was primarily driven by increases in platform streaming and content productions costs of $4.1 million and personnel related expenses of $2.5 million, partially offset by decreases in music royalties of $2.8 million and depreciation and amortization expense of $1.3 million.

Subscription Gross Margin remained consistent for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Nine Months Ended March 31, 2024 and 2023
Connected Fitness Products cost of revenue for the nine months ended March 31, 2024 decreased $277.3 million, or 27.0%, compared to the nine months ended March 31, 2023. This decrease was primarily driven by fewer deliveries stemming from lower demand during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023.

Our Connected Fitness Products Gross Margin increased to 4.0% for the nine months ended March 31, 2024 compared to (12.8)% for the nine months ended March 31, 2023, primarily driven by lower inventory write downs, lower shipping and logistics costs, and lower net costs associated with product recall related matters.

Subscription cost of revenue for the nine months ended March 31, 2024 increased $4.1 million, or 1.0%, compared to the nine months ended March 31, 2023, primarily driven by increases in personnel related expenses of $6.2 million and platform streaming costs of $6.2 million. These increases were partially offset by decreases in music royalties of $5.9 million and stock-based compensation expense of $2.8 million.

Subscription Gross Margin remained consistent for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023.

Operating Expenses
Sales and Marketing

	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	% Change	2024	2023	% Change
	(dollars in millions)
Sales and marketing	$170.3	$154.6	10.2%	$546.7	$510.4	7.1%
As a percentage of total revenue	23.7%	20.6%		26.6%	23.7%

Three and Nine Months Ended March 31, 2024 and 2023

Sales and marketing expense increased $15.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by an increase in spending on advertising and marketing programs of $27.4 million, partially offset by decreases of personnel-related expenses of $5.9 million, primarily due to decreased average headcount, decreases in rent and occupancy and other retail related costs of $3.4 million, primarily driven by a reduction in our retail showroom presence, and decreases in depreciation and amortization expense of $1.8 million. Sales and marketing expense increased $36.3 million for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, primarily driven by an increase in spending on advertising and marketing programs of $90.8 million, partially offset by decreases in personnel-related expenses of $24.6 million, primarily due to decreased average headcount, decreases in rent and occupancy and other retail related costs of $13.8 million, primarily driven by a reduction in our retail showroom presence, decreases in stock-based compensation expense of $8.3 million, primarily driven by the acceleration of certain restricted stock unit vesting schedules and the repricing of certain stock option awards during the prior year, and decreases in depreciation and amortization expense of $6.1 million.

General and Administrative

	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	% Change	2024	2023	% Change
	(dollars in millions)
General and administrative	$153.0	$249.2	(38.6)%	$464.9	$635.3	(26.8)%
As a percentage of total revenue	21.3%	33.3%		22.6%	29.4%

Three and Nine Months Ended March 31, 2024 and 2023

General and administrative expense decreased $96.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by decreases in professional services fees (comprised of legal, accounting, and consulting fees) of $81.9 million, primarily due to the $75.0 million Dish settlement during the three months ended March 31, 2023. General and administrative expense decreased $170.4 million for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, primarily driven by decreases in professional services fees (comprised of legal, accounting, and consulting fees) of $114.7 million, primarily due to the $75.0 million Dish settlement during the nine months ended March 31, 2023, decreases in stock-based compensation expense of $28.2 million, primarily driven by the acceleration of certain restricted stock unit vesting schedules and the repricing of certain stock option awards during the prior year, and decreases in personnel-related expenses of $16.3 million primarily due to decreased average headcount.

Research and Development

	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	% Change	2024	2023	% Change
	(dollars in millions)
Research and development	$76.8	$78.2	(1.8)%	$235.4	$246.3	(4.4)%
As a percentage of total revenue	10.7%	10.4%		11.4%	11.4%
Three and Nine Months Ended March 31, 2024 and 2023

Research and development expense decreased $1.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by decreases of $7.7 million in product development and research costs and decreases in depreciation and amortization expense of $0.4 million, partially offset by increases of $6.8 million in personnel-related expenses, as a result of a larger portion being capitalized during the three months ended March 31, 2023. Research and development expense decreased $10.9 million for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, primarily driven by decreases of $14.2 million in product development and research costs, and $7.0 million in stock-based compensation expense, primarily driven by the acceleration of certain restricted stock unit vesting schedules and the repricing of certain stock option awards during the prior year, partially offset by increases of $12.0 million in personnel-related expenses, as a result of a larger portion being capitalized during the nine months ended March 31, 2023.

Impairment expense

	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	% Change	2024	2023	% Change
	(dollars in millions)
Impairment expense	$19.0	$39.4	(51.7)%	$46.7	$111.9	(58.3)%

Three and Nine Months Ended March 31, 2024 and 2023

Impairment expense decreased $20.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by the impairment recognized in the three months ended March 31, 2023 related to the previously planned Peloton Output Park. Impairment expense decreased $65.2 million for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, primarily driven by decreases in asset write-downs and write-offs related to restructuring initiatives, including less Connected Fitness and capitalized software asset impairments, and asset impairments at certain corporate office locations which the Company exited during the nine months ended March 31, 2023.

Restructuring expense

	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	% Change	2024	2023	% Change
	(dollars in millions)
Restructuring expense	$37.6	$12.0	213.9%	$68.8	$167.9	(59.0)%

Three and Nine Months Ended March 31, 2024 and 2023

Restructuring expense increased $25.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase of $26.7 million in cash severance and other personnel costs. Restructuring expense decreased $99.0 million for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, primarily driven by decreases of $74.6 million in stock-based compensation expense, primarily due to incremental stock-based compensation expense from exercise window modifications and the acceleration of certain restricted stock unit vesting schedules pursuant to severance arrangements during the prior year, and $27.9 million in cash severance and other personnel costs.

Supplier Settlements

	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	% Change	2024	2023	% Change
	(dollars in millions)
Supplier Settlements	$(0.9)	$2.9	NM*	$(2.4)	$22.0	NM*
___________________________
*NM - not meaningful

Three and Nine Months Ended March 31, 2024 and 2023

Supplier settlements decreased $3.8 million and $24.3 million for the three and nine months ended March 31, 2024, compared to the three and nine months ended March 31, 2023, respectively. These costs, which consisted of settlement and related costs paid to third-party suppliers to terminate certain future inventory purchase commitments, were $2.9 million and $22.0 million for the three and nine months ended March 31, 2023, respectively.

Total Other Expense, Net and Income Tax Expense (Benefit)

	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	% Change	2024	2023	% Change
	(dollars in millions)
Interest expense	$(27.7)	$(26.6)	4.2%	$(82.6)	$(69.7)	18.4%
Interest income	9.3	7.9	17.9%	26.2	17.7	47.9%
Foreign exchange (losses) gains	(2.1)	9.1	NM*	(0.2)	3.9	NM*
Other income, net	—	0.4	(88.8)%	0.5	3.0	(84.0)%
Income tax expense (benefit)	0.6	0.8	(23.1)%	(0.3)	3.5	NM*

Total other expense, net, was composed of the following for the three and nine months ended March 31, 2024:

•Interest expense primarily related to the Term Loan, the Notes, and deferred financing costs of $27.7 million and $82.6 million, respectively;
•Interest income from cash, cash equivalents, and short-term investments of $9.3 million and $26.2 million, respectively;
•Foreign exchange losses of $2.1 million and $0.2 million, respectively; and
•Other income, net of zero and $0.5 million, respectively.

Total other expense, net, was composed of the following for the three and nine months ended March 31, 2023:

•Interest expense primarily related to the Term Loan, the Notes, and deferred financing costs of $26.6 million and $69.7 million, respectively;
•Interest income from cash, cash equivalents, and short-term investments of $7.9 million and $17.7 million, respectively;
•Foreign exchange gains of $9.1 million and $3.9 million, respectively; and
•Other income, net of $0.4 million and $3.0 million, respectively.

Income tax expense (benefit) for the three and nine months ended March 31, 2024 and 2023 was primarily due to state and international taxes.
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
•Adjusted EBITDA does not reflect certain litigation expenses, consisting of legal settlements and related fees for specific proceedings that we have determined arise outside of the ordinary course of business and are nonrecurring, infrequent or unusual based on the following considerations which we assess regularly: (1) the frequency of similar cases that have been brought to date, or are expected to be brought within two years; (2) the complexity of the case; (3) the nature of the remedy(ies) sought, including the size of any monetary damages sought; (4) offensive versus defensive posture of us; (5) the counterparty involved; and (6) our overall litigation strategy;
•Adjusted EBITDA does not reflect transaction and integration costs related to acquisitions;
•Adjusted EBITDA does not reflect impairment charges for goodwill and fixed assets, and gains (losses) on disposals for fixed assets;
•Adjusted EBITDA does not reflect the impact of purchase accounting adjustments to inventory related to the Precor acquisition;
•Adjusted EBITDA does not reflect costs associated with certain product recall related matters including adjustments to the return reserves, inventory write-downs, logistics costs associated with Member requests, the cost to move the recalled product for those that elect the option, subscription waiver costs of service, and recall-related hardware development and repair costs;
•Adjusted EBITDA does not reflect reorganization, severance, exit, disposal, and other costs associated with restructuring plans;
•Adjusted EBITDA does not reflect nonrecurring supplier settlements; and
•The expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results and we may, in the future, exclude other significant, unusual expenses or other items from this financial measure. Because companies in our industry may calculate this measure differently than we do, its usefulness as a comparative measure can be limited.

Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Adjusted EBITDA

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Net loss	$(167.3)	$(275.9)	$(521.4)	$(1,019.9)
Adjusted to exclude the following:
Total other expense, net	20.4	9.1	56.1	45.1
Income tax expense (benefit)	0.6	0.8	(0.3)	3.5
Depreciation and amortization expense	27.1	32.2	83.0	93.1
Stock-based compensation expense	66.1	69.3	199.7	250.2
Impairment expense	19.0	39.4	46.7	111.9
Restructuring expense	37.6	12.0	69.9	171.6
Supplier settlements	(0.9)	2.9	(2.4)	22.0
Product recall related matters(1)	—	9.7	(8.2)	40.9
Litigation and settlement expenses(2)	3.1	81.8	10.2	106.9
Other adjustment items	—	—	—	1.0
Adjusted EBITDA	$5.8	$(18.7)	$(66.8)	$(173.7)
______________________
(1) Represents adjustments and charges associated with certain product recall related matters, as well as accrual adjustments. For the three and nine months ended March 31, 2024, these include an adjustment to Connected Fitness Products revenue for actual and estimated future returns of zero and $(3.9) million, respectively, and recorded costs in Connected Fitness Products cost of revenue associated with recall related matters of zero and $(4.3) million, respectively. For the three and nine months ended March 31, 2023, these include an adjustment to Connected Fitness Products revenue for actual and estimated future returns of $(11.9) million and $14.6 million, respectively, recorded costs in Connected Fitness

Products cost of revenue associated with recall related matters of $21.6 million and $24.1 million, respectively, and operating expenses of zero and $2.3 million associated with recall-related hardware development costs, respectively.
(2) Includes litigation-related expenses for certain patent infringement litigation, consumer arbitration, and product recalls for the three and nine months ended March 31, 2024, that arise outside of the ordinary course of business and are nonrecurring, infrequent, or unusual. Includes Dish settlement accrual of $75.0 million and other litigation-related expenses and settlements for certain patent infringement litigation, securities litigation, and consumer arbitration determined to be nonrecurring, infrequent, or unusual for the three and nine months ended March 31, 2023.

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

The following table presents a reconciliation of Subscription Contribution and Subscription Contribution Margin to Subscription Gross Profit and Subscription Gross Margin, respectively, which are the most directly comparable financial measures prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(dollars in millions)
Subscription Revenue	$437.8	$424.7	$1,277.3	$1,248.3
Less: Cost of Subscription	139.8	136.9	414.0	409.8
Subscription Gross Profit	$298.1	$287.8	$863.3	$838.5
Subscription Gross Margin	68.1%	67.8%	67.6%	67.2%
Add back:
Depreciation and amortization expense	$8.5	$9.8	$26.5	$27.1
Stock-based compensation expense	9.9	9.7	29.6	32.4
Subscription Contribution	$316.4	$307.2	$919.4	$898.0
Subscription Contribution Margin	72.3%	72.3%	72.0%	71.9%

We believe continued growth of our Connected Fitness Subscription base will allow us to improve our Subscription Contribution Margin. While there are variable costs, including music royalties, associated with our Connected Fitness Subscriptions, a significant portion of our content creation costs are fixed given that we operate with a limited number of production studios and instructors. We expect the fixed nature of those expenses to scale over time as we grow our Connected Fitness Subscription base.

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

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Net cash provided by (used in) operating activities	$11.6	$(40.9)	$(98.8)	$(332.2)
Capital expenditures and capitalized internal-use software development costs	(3.0)	(14.3)	(13.0)	(63.8)
Free Cash Flow	$8.6	$(55.3)	$(111.8)	$(396.0)

Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, and a term loan, as well as cash flows from operating activities. As of March 31, 2024, we had Cash and cash equivalents of approximately $794.5 million.

We anticipate capital expenditures over the next 12 months to include investments in product development, content and our studios, and systems implementation.

We believe our existing cash and cash equivalent balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, timing to adjust our supply chain and cost structures in response to material fluctuations in product demand, timing and amount of spending related to acquisitions, the timing and amount of spending on research and development and manufacturing initiatives, the timing and financial impact of product recalls, sales and marketing activities, the timing of new product introductions, market acceptance of our Connected Fitness Products, timing and investments needed for international expansion, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in further dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Restructuring
In February 2022, we announced and began implementing the 2022 Restructuring Plan to realign our operational focus to support our multi-year growth, scale the business, and improve costs. The 2022 Restructuring Plan originally included: (i) reducing our headcount; (ii) closing several assembly and manufacturing plants, including the completion and subsequent sale of the shell facility for our previously planned Peloton Output Park; (iii) closing and consolidating several distribution facilities; and (iv) shifting to third-party logistics providers in certain locations.

In fiscal year 2023, we continued to take actions to implement the 2022 Restructuring Plan. In July 2022, we announced we were exiting all owned-manufacturing operations and expanding our relationship with a Taiwanese manufacturer, Rexon Industrial Corporation. Additionally, in August 2022, we announced our decision to (i) fully transition our North American Field Operations to third-party providers, including the significant reduction of our delivery workforce teams; (ii) eliminate a significant number of roles on the North America Member Support team and exit our real-estate footprints in our Plano and Tempe locations; and (iii) reduce our retail showroom presence. In January 2024, we completed the sale of the Peloton Output Park building and a portion of the corresponding land and received net proceeds of approximately $31.9 million. The Company continues to market the remaining land parcel.

On April 22, 2024, the Company’s Board of Directors approved a new restructuring plan to expand upon its 2022 restructuring plan (as expanded, the “2024 Restructuring Plan”). The 2024 Restructuring Plan will position Peloton for sustained, positive free cash flow, while enabling the company to continue to invest in software, hardware and content innovation, improvements to its member support experience, and optimizations to marketing efforts to scale the business. The 2024 Restructuring Plan includes: (i) a reduction in global headcount; and (ii) continued closures of our retail locations. The Company expects the 2024 Restructuring Plan to be substantially implemented by the end of fiscal 2025.

Total charges related to the 2022 Restructuring Plan were $10.4 million and $66.8 million for the three and nine months ended March 31, 2024, respectively, and $48.0 million and $280.2 million for the three and nine months ended March 31, 2023, respectively. Total charges for the three and nine months ended March 31, 2024 consisted of cash charges of $2.3 million and $16.1 million for exit and disposal costs and professional fees and $1.1 million and $7.5 million for severance and other personnel costs, respectively, and non-cash charges of $7.0 million and $31.1 million related to non-inventory asset write-downs and write-offs, zero and $7.2 million for stock-based compensation expense, zero and $3.8 million for the loss on sale of a manufacturing subsidiary in Taiwan, and zero and $1.0 million for write-offs of inventory related to restructuring activities, respectively. Total charges for the three and nine months ended March 31, 2023 consisted of cash charges of $6.9 million and $68.0 million for severance and other personnel costs and $4.4 million and $16.4 million for exit and disposal costs and professional fees, respectively, and non-cash charges of $36.0 million and $108.6 million related to non-inventory asset write-downs and write-offs, $0.7 million and $83.5 million for stock-based compensation expense, and zero and $3.7 million for write-offs of inventory related to restructuring activities, respectively.

Total charges related to the 2024 Restructuring Plan were $45.0 million for both the three and nine months ended March 31, 2024, consisting of cash charges totaling $32.5 million for severance and other personnel costs, and non-cash charges of $10.8 million related to asset write-downs and write-offs and $1.7 million for stock-based compensation. The majority of the cash charges are expected to be paid during the fourth quarter of fiscal year 2024.

In connection with the 2024 Restructuring Plan, which includes any remaining restructuring activity under the original 2022 Restructuring Plan, we estimate that we will incur additional cash charges of approximately $45.0 million, primarily composed of lease termination and other exit costs, which are expected to be substantially incurred by the end of fiscal year 2025. Additionally, we expect to recognize additional non-cash charges of approximately $20.0 million, primarily composed of non-inventory asset impairment charges, which are expected to be substantially incurred by the end of fiscal year 2025.

Upon full implementation, the company expects the plan to result in reduced annual run-rate expenses by more than $200 million by the end of its 2025 fiscal year. We do not believe these cost-saving measures will impair our ability to conduct any of our key business functions. We may not be able to realize the cost savings and benefits initially anticipated as a result of the 2022 Restructuring Plan and the 2024 Restructuring Plan, and costs may be greater than expected. See “Risk Factors—Risks Related to Our Business—We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business” in our Form 10-K.

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

As of March 31, 2024, we had not drawn on our Revolving Facility and as such did not have to test the financial covenants under the Second Amended and Restated Credit Agreement. As of March 31, 2024, we had drawn the full amount of the Term Loan, and we therefore had $736.9 million total outstanding borrowings under the Second Amended and Restated Credit Agreement. As of March 31, 2024, we had outstanding letters of credit totaling $54.2 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheet. Upon entering into the Term Loan, the effective interest rate was 10.2%. On each of November 25, 2022 and May 25, 2023, the rate was updated to 13.7% and 14.3%, respectively. The current effective interest rate on the Term Loan is 14.5% as of March 31, 2024.

Cash Flows

	Nine Months Ended March 31,
	2024	2023
	(in millions)
Net cash used in operating activities	$(98.8)	$(332.2)
Net cash provided by (used in) investing activities	33.5	(51.4)
Net cash provided by financing activities	29.0	70.0
Operating Activities
Net cash used in operating activities of $98.8 million for the nine months ended March 31, 2024 was primarily due to a net loss of $521.4 million, partially offset by a net increase in operating assets and liabilities of $19.7 million and non-cash adjustments of $402.9 million. The increase in operating assets and liabilities was primarily due to a $136.8 million decrease in inventory, partially offset by $64.5 million decrease in net operating lease liabilities due to lease payments and lease terminations and a $40.5 million decrease in accounts payable and accrued expenses. Non-cash adjustments primarily consisted of $208.6 million of stock-based compensation expense, $83.0 million of depreciation and amortization, $50.0 million of operating lease expense, and $46.7 million of impairment expense.

Investing activities
Net cash provided by investing activities for the nine months ended March 31, 2024 of $33.5 million was primarily due to $31.9 million in proceeds from the sale of Peloton Output Park and $14.6 million in proceeds from the sale of a manufacturing subsidiary in Taiwan, partially offset by $13.0 million in capital expenditures related to the build out of our warehouses, studios and offices, and product development.

Financing activities
Net cash provided by financing activities of $29.0 million for the nine months ended March 31, 2024 was primarily related to proceeds from employee stock plans of $33.1 million, partially offset by $5.6 million in principal repayments on the Term Loan.

Commitments
As of March 31, 2024, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$804.5	$108.6	$200.1	$149.6	$346.1
Minimum guarantees (2)	72.4	66.4	6.0	—	—
Unused credit facility fee payments (3)	4.0	1.5	2.6	—	—
Other purchase obligations (4)	119.7	53.9	64.9	0.9	—
Convertible senior notes (5)	1,000.0	—	1,000.0	—	—
Term loan (5)	736.9	7.5	15.0	714.4	—
Total	$2,737.6	$237.9	$1,288.6	$864.9	$346.2
______________________
(1) Lease obligations relate to our office space, warehouses, production studios, retail locations, and equipment. The original lease terms are between one and 21 years, and the majority of the lease agreements are renewable at the end of the lease period. The Company has finance lease obligations of $0.1 million, also included above.
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
(3) Pursuant to the Second Amended and Restated Credit Agreement, we are required to pay a commitment fee of 0.325% and 0.375% on a quarterly basis based on the unused portion of the Revolving Facility for the Consenting Commitments and the Non-Consenting Commitments, respectively. As of March 31, 2024, we had outstanding letters of credit totaling $54.2 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheet.
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

As of March 31, 2024, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were estimated to be approximately $123.5 million. See “Risk Factors—Risks Related to Our Business—Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in our Form 10-K.

Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of March 31, 2024.
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

On October 18, 2022, the CPSC and the Company jointly announced that consumers have more time to get a full refund if they wish to return their Tread+, extending the full refund period for one additional year, to November 6, 2023. With the extension period now over, the Company adjusted its reserve assumptions for lower volume of expected returns, as well as an increase in estimated take rate of the rear guard repair, resulting in a reduction to the return reserve. As of March 31, 2024 and June 30, 2023, our return reserves related to the impacts of the recalls was $7.5 million and $24.4 million, respectively.

Product Recall Related Matters
The Company accrues cost of product recalls and potential corrective actions based on management estimate of when it is probable that a liability has been incurred and the amount can be reasonably estimated, which occurs when management commits to a corrective action plan or when required by regulatory requirements. Costs of product recalls and corrective actions are recognized in Connected Fitness Products cost of revenue, which may include the cost of the development of the product being replaced, logistics costs, and other related costs such as product scrap cost, inventory write-down and cancellation of any supplier commitments. The accrued cost is based on management’s estimate of the cost to repair each affected product and the estimated number of products to be repaired based on actions taken by the impacted customers. Estimating both cost to repair each affected product and the number of units to be repaired is highly subjective and requires significant management judgment. Based on information that is currently available, management believes that the accruals are adequate. It is possible that substantial additional charges may be required in future periods based on new information, changes in facts and circumstances, and actions the Company may commit to or be required to undertake. As of March 31, 2024 and June 30, 2023, accruals related to product recall related matters were $14.3 million and $63.4 million respectively.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We had Cash and cash equivalents of $794.5 million as of March 31, 2024. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented in this Quarterly Report on Form 10-Q would not have had a material impact on our condensed consolidated financial statements.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As described below, we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Solely as a result of these material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

Material Weaknesses and Remediation Plans
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

Management has continued its enhancements to the Company’s inventory management process related to the existence, completeness, and valuation of inventory and has made further progress in the implementation of the remediation efforts, including:

•Increased frequency of the periodic inventory physical count process at our distribution centers and final mile and locations;
•Increased accuracy of periodic inventory count at all third-party logistics service providers through increased communication, oversight of their inventory management policies and procedures, and higher partner accountability when dealing with errors;
•Designed and implemented management oversight controls specifically related to inventory counts at third party distribution centers and final mile locations;
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

While management has improved the periodic inventory physical count accuracy across locations and has made progress towards the remediation of the material weakness, including the implementation of a number of operational enhancements to our inventory management process as outlined above, additional time is required to complete the material weakness remediation work, as management needs to ensure the sustainability of the design and operational effectiveness of recently implemented controls. In addition, as part of the remediation effort, we may deem it necessary to implement additional controls, such as enhancements to our physical count controls and systematic reconciliations between warehouse management and Peloton general ledger systems. We believe the steps discussed above will be effective in the remediation of the material weakness, but these remediation steps currently remain ongoing. As a result, we have not yet fully remediated the material weakness relating to controls around the existence, completeness, and valuation of inventory. We concluded this material weakness did not result in any material misstatements in our financial statements or related disclosures in any of the fiscal years ended June 30, 2021, 2022, or 2023. Based on additional procedures and post-closing review, management concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

In addition, as reported in Part II, Item 9A. “Controls and Procedures” of our Form 10-K, we identified a material weakness related to information technology general controls (“ITGCs”) in the area of user access over a certain information technology system specific to Precor. Specifically, the Company did not design and maintain sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to a financial application, programs, and data to appropriate Company personnel. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely affected to the extent that they rely upon information and configurations from the affected IT system.

In order to remediate the material weakness in ITGCs around user access, management is in progress of completing the following measures as of March 31, 2024:

•rationalization of access privileges for all system users and critical transactions based on job responsibilities considering segregation of duties;
•limiting excess rights and access for all system users;
•implementation of controls that require periodic re-evaluation of user access privileges, including administrative access;
•design of compensating business process review controls for any high risk segregation of duties conflicts not able to be resolved by limiting user access in the system;
•engaging an accounting advisory firm to assist with the documentation, evaluation, remediation, and testing of our internal control over financial reporting related to user access controls based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission; and
•training of relevant personnel on the design and operation of our internal controls over financial reporting related to our ITGCs.

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

New Material Weakness
During the quarter ended March 31, 2024, management determined an additional and separate material weakness in our internal control over financial reporting exists related to Precor’s business process control environment. These business process controls were inherently deemed ineffective in the prior year due to the existing material weakness related to lack of effective ITGCs over its underlying financial reporting IT system, and as such were not separately assessed for design and operating effectiveness. In the current year, in parallel with progressing remediation efforts outlined above related to the ITGC-related material weakness, management assessed the design and operating effectiveness of automated and manual business process controls in Precor’s environment. We completed our evaluation as of March 31, 2024, and identified a number of deficiencies in Precor’s business process control environment related to lack of proper design of controls and lack of sufficient documentation to validate control design effectiveness, in particular management review controls. Management determined that in the aggregate, these control deficiencies constitute a material weakness.

Management has designed and performed additional procedures on a quarterly basis to gain comfort over the completeness and accuracy of the financial information relied upon at Precor and to ensure material errors do not exist within the Precor information consolidated into Peloton’s financial statements. We have not identified any material errors or misstatements as a result of these procedures in our interim financial statements for the quarter ended March 31, 2024 or in our annual financial statements for the year ended June 30, 2023.

In order to remediate the material weakness related to Precor’s business process controls, management has designed the following remediation plan and is actively executing on this plan:
–taking a risk-based approach to remediation, prioritizing business process controls designed to mitigate significant financial statement risk areas, including financial statement close process review controls and management review controls over inventory and revenue judgments and estimates
–engaging an accounting advisory firm to assist with the documentation, evaluation, remediation, and testing of our internal control over financial reporting related to Precor’s business process control environment based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission
–training of relevant personnel on the design and operation of our internal control over financial reporting relating to Precor’s business process control environment
–hiring additional qualified accounting and financial reporting personnel with internal control expertise to support the Precor business

While management has made progress towards remediation of critical business process controls, we will not be able to conclude that we have remediated this material weakness until the applicable remedial measures are fully implemented and operate for a sufficient period of time and management has concluded, through formal testing, that the remediated controls are operating effectively. These steps are subject to ongoing senior management review, as well as oversight by the audit committee of our Board of Directors. We will continue to monitor the design and effectiveness of these controls and make any further changes management deems appropriate.

We concluded with respect to each of the material weaknesses described above that these material weaknesses did not result in any material misstatements in our financial statements or disclosures in the current year or in our interim or annual consolidated financial statements in any of the fiscal years ended June 30, 2021, 2022, or 2023. Based on additional procedures and post-closing review, management concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts and the new material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

April 2024 Restructuring Plan; Asset Impairments

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 2.05 Costs Associated with Exit or Disposal Activities and under Item 2.06 Material Impairments.

On April 22, 2024, in connection with previously disclosed market factors impacting the business of Peloton Interactive Inc. (the “Company”), the Company’s Board of Directors approved a new restructuring plan to expand upon its 2022 restructuring plan (as expanded, the “2024 Restructuring Plan”). The 2024 Restructuring Plan will position Peloton for sustained, positive free cash flow, while enabling the company to continue to invest in software, hardware and content innovation, improvements to its member support experience, and optimizations to marketing efforts to scale the business. The 2024 Restructuring Plan includes: (i) a reduction in global headcount by approximately 15%, which impacts roughly 400 Peloton team members; and (ii) continued closures of our retail locations. The Company expects the 2024 Restructuring Plan to be substantially implemented by the end of fiscal 2025.

In connection with the 2024 Restructuring Plan, the Company recognized charges of $45.0 million during the third quarter of fiscal 2024, consisting of cash charges totaling $32.5 million for severance and other personnel costs, and non-cash charges of $10.8 million related to asset write-downs and write-offs and $1.7 million for stock-based compensation. In connection with the 2024 Restructuring Plan, which includes any remaining restructuring activity under the original 2022 restructuring plan, the Company estimates that it will incur additional cash charges of approximately $45.0 million, primarily composed of lease termination and other exit costs, which are expected to be substantially incurred by the end of fiscal year 2025. Additionally, the Company expects to recognize additional non-cash charges of approximately $20.0 million, primarily composed of non-inventory asset impairment charges in connection with the 2024 Restructuring Plan, which are expected to be substantially incurred by the end of fiscal year 2025.

Upon full implementation, the company expects the plan to result in reduced annual run-rate expenses by more than $200 million by the end of its 2025 fiscal year. We do not believe these cost-saving measures will impair our ability to conduct any of our key business functions. We may not be able to realize the cost savings and benefits initially anticipated as a result of the 2024 Restructuring Plan, and costs may be greater than expected. See “Risk Factors—Risks Related to Our Business—We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business” in our Form 10-K.

Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, none of our directors or officers (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted or terminated Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-39058	3.1	11/06/2019
3.2	Second Amended and Restated Bylaws.	8-K	001-39058	3.1	04/08/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).					X
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