Form 10-K
period 2024-06-30
PELOTON INTERACTIVE, INC.
filed 2024-08-22
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 29, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was $2.1 billion based upon the closing price reported for such date on The Nasdaq Global Select Market.

As of July 31, 2024, the number of shares of the registrant’s Class A common stock outstanding was 358,277,802 and the number of shares of the registrant’s Class B common stock outstanding was 18,141,608.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

11

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including, without limitation, statements regarding our execution of and timing of and the expected benefits from our restructuring initiative and cost-saving measures, the cost savings and other efficiencies of expanding relationships with our third-party partners, details regarding and the timing of the launch of new products and services, our new initiatives with retailer partners and our efforts to optimize our retail showroom footprint, the prices of our products and services in the future, our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions.

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

•our ability to accurately forecast consumer demand for our products and services and adequately manage our inventory;

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

•disruptions or failures of information technology systems, or websites;

•our reliance on a limited number of suppliers, contract manufacturers, and logistics partners for our Connected Fitness Products;

•our lack of control over suppliers, contract manufacturers and logistics partners for our Connected Fitness Products;

•our ability to predict our long-term performance and declines in our revenue growth as our business matures;

•any declines in sales of our Connected Fitness Products;
•
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

•our ability to generate class content;

•risks related to acquisitions or dispositions, including the acquisition of Precor, and our ability to integrate any such acquired companies into our operations and control environment;

•risks related to expansion into international markets;

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

•our ability to maintain effective internal control over financial and management systems and remediate material weaknesses, including with respect to Precor;

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
•The connected fitness market is relatively new and, if the general market and specific demand for our products and services does not resume growth, or fails to grow as much as we expect, our business, financial condition, and operating results may be adversely affected.
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
•We derive a substantial portion of our revenue from sales of our Connected Fitness Products. A decline in sales of our Connected Fitness Products would negatively affect our future revenue and operating results.
•We operate in a highly competitive market, and we may be unable to compete successfully against existing and future competitors.
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

PART I

Item 1. Business

Overview

Peloton is a leading global fitness company with a highly engaged community of over 6.4 million Members as of June 30, 2024 across the United States, United Kingdom, Canada, Germany, Australia, and Austria. A category innovator at the nexus of fitness, technology, and media, Peloton's first-of-its-kind subscription platform seamlessly combines innovative hardware, distinctive software, and exclusive content. Its world-renowned Instructors coach and motivate Members to be the best version of themselves anytime, anywhere. Founded in 2012 and headquartered in New York City, Peloton continues to scale across the markets in which it operates. We define a “Member” as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid Peloton App Subscription, and completes 1 or more workouts in the trailing 12 month period. We define a completed workout as either completing at least 50% of an Instructor-led class, Scenic ride, run, or row, or ten or more minutes of “Just Ride”, “Just Run”, or “Just Row” mode.

We define a “Paid Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, who has paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers). “Paid App Subscriptions” include all App One and App+ subscriptions for which we are currently receiving payment.

Our Products
We provide Members with expert instruction and world class content to create impactful and entertaining workout experiences for anyone, anywhere, and at any stage in their fitness journey. At home, outdoors, traveling, or at the gym, we offer an immersive and personalized experience. With tens-of-thousands of classes available across many fitness modalities, Members can access Peloton content via our hardware or via the Peloton App, on their phone, tablet, or TV, allowing them to workout when, where, and how they want.

Our Connected Fitness Products include:

•Peloton Bike: The original Peloton Bike combines fitness, technology, and media to connect riders to live and on-demand workouts led by Peloton Instructors. The Peloton Bike also offers alternative workout experiences like Entertainment (video streaming), Scenic (guided, time, and distance based rides filmed in locations around the world), and Lanebreak (game inspired workout experience). It has a 21.5” HD touchscreen.

•Peloton Bike+: The Peloton Bike+ includes all Bike features and unlocks an even more dynamic workout experience with a rotating screen improving the off-bike workout experience, as well as automatic resistance control with the Bike+ electronic braking system, and a 23.8” HD touchscreen. Designed to keep riders motivated and effortlessly moving from cardio to strength, yoga, and more, the Peloton Bike+ unlocks an even more seamless and integrated total workout experience.

•Peloton Tread: The Peloton Tread combines a cutting-edge treadmill design with Peloton’s compelling Instructor-led running and Tread Bootcamp content, as well as Entertainment, Scenic and Lanebreak. The Tread includes fundamental design elements unique to Peloton, like dial control knobs, jump buttons, and an auto-incline feature. It has a 23.8” HD touchscreen.

•Peloton Tread+: The Peloton Tread+ includes all Tread features and unlocks an elevated comfort experience with slat belt technology. It has an upgraded 32” touchscreen and powerful sound bar designed for the highest quality home workout experience.

•Peloton Guide: Peloton’s first connected strength product, Peloton Guide, is an AI-powered personal trainer that connects to televisions and offers personalized strength training routines, as well as rep and progress tracking. It features exclusive strength programs and workouts only available on Peloton Guide.

•Peloton Row: Peloton Row combines the innovative software, premium hardware design, and exclusive Peloton content to deliver a unique low-impact, full-body cardio, and strength workout. Peloton Row employs proprietary form assistance and form guidance technology for rowers and also features personalized pace target technology. It has a 23.8” HD rotating touchscreen.

Our Connected Fitness Products also include certain Precor products.

Financing options are available for most Peloton products. In select markets, we also provide the opportunity via the Peloton Rental program to rent certain Peloton products and access fitness content for one monthly fee.

Peloton content is accessed via a Membership, and we have created a number of ways for consumers to engage with Peloton’s fitness experience. Monthly membership options include:

•All-Access Membership: The Peloton All-Access Membership is the most value-packed Peloton Membership. With this membership, the entire household can create a unique profile to access the full library of classes and receive tailored content recommendations across many fitness and wellness modalities on the Peloton Bike, Bike+, Tread, Tread+, Row, Guide, and the Peloton App. The All-Access Membership also offers advanced metrics and progress tracking features to help members reach their goals, and the ability to diversify their workout experience through Scenic content, game-inspired experiences including Lanebreak, and the ability to stream favorite TV shows, movies, and sports.

•Peloton App Membership: Access to the Peloton App is available with an All-Access or Guide Membership for Members who have Connected Fitness Products or through a standalone App Membership (App+ or App One). Peloton App+ provides unlimited access to Peloton’s entire library of content, excluding Lanebreak and Scenic classes. Peloton App One is designed for Members who want unlimited access to thousands of classes across Strength, Yoga, Outdoor Running, HIIT, and more. App One Members can also take a limited number of equipment-based cardio classes per month (Bike/Tread/Row).

•Guide Membership: Includes App+ Membership and content exclusively for Guide.

Our Integrated Fitness Platform
Technology
Our content delivery and interactive software platform is critical to our Member experience. We thoughtfully invest in research and development to enhance our platform, develop new products and features, and improve the speed, scalability, and security of our platform infrastructure. Our research and development organization consists of engineering, product, and design teams. We seek to continuously improve our Connected Fitness Products, as well as the Peloton App (including the Peloton mobile app, watch apps, and TV apps), through frequent software updates, iterations of feature enhancements, and innovations. For example, last year we launched Peloton Entertainment, where Members can watch sports, shows, and movies via certain entertainment platform partners while working out. We’ve also launched a number of performance based features, including personalized pace targets on the Peloton Tread and Row, and continue to invest in the Peloton App to create a more social experience. In addition, we recently added a new marathon training collection on Tread and Tread+, including featuring a series of Scenic classes filmed on a well known marathon course. In a first-of-its-kind experience, these classes provide Members the ability to train on a marathon course with auto-incline functionality that matches the course's gradient fluctuations. Lastly, we use AI/ML to power proprietary personalization and discovery models across all of our software platforms and unique fitness features.

Content
We create engaging, original fitness and wellness content in an authentic studio environment that is immersive and motivating, while also creating a sense of community. We are constantly building and evolving our content library and offering, which includes Instructor-led classes, Scenic content, Entertainment, Just Work Out, and game-inspired workout options. Tens-of-thousands of classes and content types are produced at our production studios in New York City and London, featuring our proprietary Instructors, across many fitness and wellness modalities. Our content breadth and depth is vast, reaching a wide range of consumers. Fitness modalities include: Strength, Yoga, Meditation, Cardio, Stretching, Cycling, Outdoor, Running, Walking, Tread Bootcamp, Bike Bootcamp, Boxing, Pilates, Barre, Rowing, and Row Bootcamp. We have Scenic Content that includes Instructor-guided classes, as well as non-guided time and distance-based options, all shot in beautiful destinations. We also have game-inspired workout experiences like our Lanebreak feature, which allows Members to experience an animated workout as an alternative to Instructor-led programming. Lastly, we have a number of training programs, as well as collections of classes that are catered to our Members’ interests and fitness goals. These are produced and developed using features that are exclusively available on Peloton.

Our Peloton Studios in New York City and London provide an in-person Peloton content experience. Regular studio member classes and events are held in these spaces combining a high-energy live production environment with fitness classes in seven active production studios. We currently produce our content in three languages: English, German, and Spanish. We also have classes featuring subtitles and a selection of classes that are dubbed in German.

We have become noteworthy as a brand providing the opportunity for our Members to engage in a new way with the fitness modalities they love. Our technology allows our Instructors to integrate curated music and class plans into our programming in a way that we believe aligns with our Members’ musical tastes. We feature and celebrate some of the biggest artists and genres in the world through collaboration with music providers.

Sales and Marketing
We sell our products directly to customers through a multi-channel sales platform and via third parties. We also sell Peloton Connected Fitness Products to business-to-business (“B2B”) customers and provide the opportunity for employers, insurers, and other enterprise partners to offer their employees and members subsidized access to Peloton App subscriptions and All-Access Memberships. Our sales associates use customer relationship management tools to deliver an elevated, personalized, and educational purchase experience, regardless of channel of capture and conversion.

•E-Commerce and Inside Sales: Our desktop and mobile websites provide an elevated brand experience where visitors can learn about our products and services and access product reviews. Our Inside Sales team engages with customers by phone, email, and online chat on our websites, and offers one-on-one sales consultations seven days a week.

•Peloton for Business: Peloton For Business is a unified portfolio of B2B well-being solutions for enterprise clients, offered across seven key verticals: Hospitality, Corporate Wellness, Multi-Family Residential, Education, Healthcare, Gyms and Community Wellness. The full-service offering includes a range of equipment and content-based solutions.

•Retail Showrooms: Our showrooms allow customers to experience and try our products. We provide interactive product demonstrations and select showrooms have private areas where customers can take a “test class” on our Bike, Bike+, Tread, Tread+, and Row products. We frequently host Peloton community events in our showrooms, which help deepen brand engagement and customer loyalty.

•Third Party Retailers: Our products are also available to purchase from a number of third party retailers, at times including Amazon, Dick’s Sporting Goods, John Lewis, and Fitshop.

To market our products, we use a combination of brand and product specific performance marketing, which includes seasonal promotions to build brand awareness, generate sales of our Connected Fitness Products, and drive Paid Connected Fitness subscriptions and Paid App subscriptions.

Manufacturing and Logistics
We utilize third-party manufacturing partners for many of our new products. The components used in our products are procured on our behalf using our designs by our contract manufacturers, according to our required design specifications and high standards, from a variety of suppliers. In order to account for technology evolution and market fluctuations, we regularly review our relationships with our existing contract manufacturers and the components suppliers that they contract with, while evaluating prospective new partnerships. We use a combination of leased and operated as well as contracted third-party logistics providers (“3PLs”) in our logistics and service network which primarily includes middle mile and last mile operations centers in the United States, Canada, Germany, the United Kingdom, Australia, and Austria.

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

As of June 30, 2024, we held 180 U.S. issued patents and had 82 U.S. patent applications pending. We also held 429 issued patents in foreign jurisdictions and 119 patent applications pending in foreign jurisdictions. Our U.S. issued patents expire between February 9, 2025 and August 5, 2046. As of June 30, 2024, we held 58 registered trademarks in the United States, including the Peloton mark and our “P” logo and also held 950 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to file additional patent applications with respect to our technology.

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

Competition
We believe that our first-mover advantage, leading market position, brand recognition, best-in-class content, and integrated platform set us apart in the market for connected, technology-enabled fitness. We provide a superior value proposition with our Connected Fitness Subscription and App offerings, giving us a competitive advantage versus traditional fitness and wellness products and services, and future potential entrants.

While we believe we are changing the consumption patterns for fitness and over time growing the market, our main sources of competition include at-home fitness equipment and content, health and wellness apps, fitness clubs, and in-studio fitness classes.

The areas in which we compete include:

•Consumers and Engagement: We compete for consumers to join our platform through Connected Fitness Subscriptions or Peloton App Subscriptions, and we seek to engage and retain them through an integrated experience that combines content, hardware, software, service, and community.

•Product and App Offering: We compete with producers of fitness products, services, and apps and work to ensure that our platform maintains the most innovative technology and user-friendly features.

•Business-to-Business (B2B) Clients and Employers: We compete with commercial fitness equipment manufacturers and wellness benefits providers to offer fitness products and services to B2B clients and employers.

•Talent: We compete for talent in every vertical across our company including technology, media, fitness, design, supply chain, logistics, content, marketing, finance, strategy, legal, and retail. As our platform is highly dependent on technology, hardware, and software, we require a significant base of engineers to continue innovating.

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

Seasonality
Historically, we have experienced higher Connected Fitness Products sales in the second and third quarters of the fiscal year compared to other quarters, due in large part to seasonal holiday demand, New Year’s resolutions, and cold weather. We also have historically incurred higher sales and marketing expenses during these periods. For example, in fiscal year 2024, our second and third quarters combined represented 60% of Connected Fitness Products revenue and 54% of our Total revenue.

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

Employees

As of June 30, 2024, we employed 2,322 individuals in the United States across our offices, retail showrooms, field operations warehouses, and remote roles, of which 2,257 were full-time employees. Internationally, we employed 596 individuals primarily across corporate, retail showrooms, and warehouse functions. We may also hire additional seasonal employees, primarily in our showrooms, during the holiday season. We are not signatories to any agreements with any labor organization, or a party to any collective bargaining agreements.

Diversity, Equity, and Inclusion

We cultivate a culture of inclusion by creating physiologically, emotionally, physically, and psychologically safe spaces so all team members feel valued, heard, and secure.

We’re proud of our concrete action plan to combat systemic inequities, the Peloton Pledge. Created in 2020, the Peloton Pledge is a multi-pronged, multi-faceted action plan to address Peloton’s internal culture and principles as well as a strategy to amplify change both in our company and our community. We are pushing ourselves from the inside out and partnering with community-based organizations to deliver meaningful and measurable impact.

Through the Peloton Pledge we are investing across five pillars:

•Pay Equity: We continue to offer competitive rates for our hourly workforce and equally competitive rates for equivalent roles in all markets. We’re also committed to maintaining pay equity for our team and continue to conduct an annual global pay equity study.
•Learning and Development: We offer content that supports internal mobility, individual growth, and ongoing skills development, and training around diversity, equity, and inclusion (DEI) topics.

•Community Investments: We partner with leading action-oriented organizations addressing systemic racism through partnerships that drive real, sustainable transformation;

•Democratizing Fitness: We continuously evaluate progress and apply learnings to do our part to democratize access to fitness and cultivate a diverse and inclusive Member community;

•Long-Term DEI Strategy: We invest in various programs to support long-term DEI strategy, as further described below.

The Peloton Pledge has sharpened our focus on delivering value-add, business-wide DEI programming. In our ongoing push for shared learning, we continue to create psychologically safe spaces for our team members to learn and grow together. For example, we have introduced specific learning programs for managers to support our ambition to be an anti-racist organization. We will continue to evolve our learning content to support our team members and managers while remaining relevant and engaged to the best practices in this space.

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

Team Member Safety

We prioritize the health and safety of our team members, our Members, and the impact our operations have on the environment. The core elements of our team member health and safety program include workplace injury reporting, site risk analysis, incident management, documented processes and standards, environmental programs, training, and occupational health programs, and we are continually striving to improve these processes. Concerns about the health and safety of our team members can be reported through our PeloSafe portal, and concerns about Peloton suppliers or business partners are reportable through our Integrity Helpline or online Integrity Portal, which is maintained through an external third-party platform and monitored by our Safety, Ethics, and Compliance Team.

Training, Development, and Engagement

We have a dedicated Global Talent Development Team that develops and delivers company-wide learning experiences across all functions. These include, but are not limited to, programs focusing on Peloton’s approach to onboarding new team members, people and business leadership, dedicated coaching, function and role specific training offerings, and internal hiring and mobility to support personal and professional growth.

We are committed to cultivating an equitable and inclusive culture that enables people to thrive in the best career experiences of their lives by consistently engaging with, and listening to, our team members. We maintain ongoing connection with our team members through our company intranet, “Pelonet,” regular all-hands meetings and business performance reviews, team town halls, and company-wide engagement surveys throughout the year.

Our Patent Incentive Program provides rewards and recognition to qualifying team members whose inventions are included in a patent application submitted by Peloton.

Competitive Compensation and Work-Life Harmony

Our compensation program is structured around our overarching philosophy of rewarding demonstrable performance and aligning team members with our goals and strategy. Consistent with this approach, we provide market competitive compensation and benefits that will attract, motivate, reward, and retain a highly talented team and foster work-life harmony. We take a comprehensive view of the tools and programs we use to attract, reward, and retain top talent, including comprehensive health benefits, family and lifestyle services and support, financial, legal and retirement benefits, product discounts, free App access, and studio rides. Our workforce is diverse – so our benefits must be too.

At Peloton, we encourage our team members to foster kindness, support, empathy, respect, compassion, and a sense of community in all interactions every day. We believe our approach to maintaining healthy work-life harmony has contributed to making Peloton a great place to work for our team members.

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

Available Information
Our reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our Investor Relations website at https://investor.onepeloton.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other companies that file materials with the SEC electronically. We use our Investor Relations website (https://investor.onepeloton.com/investor-relations) and Press Newsroom (https://www.onepeloton.com/press) as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website and Press Newsroom in addition to following our press releases, SEC filings, and public conference calls and webcasts.

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

We have incurred operating losses each year since our inception in 2012 and may continue to incur net losses in the future. We expect that our operating expenses may increase in the future as we optimize and grow our business, including, for example, via our sales and marketing efforts, continuing to invest in research and development, adding content and software features to our platform, expanding into new geographies, expanding the reach and use of the Peloton App, and developing new products and features. These potential efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue may decline for a number of other reasons, including reduced demand for our products and services, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on strategic opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.

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
•technical or other problems that affect the Member experience;
•a decline in the public’s interest in indoor cycling or running, or other fitness disciplines that we invest most heavily in;
•deteriorating general economic conditions or a change in consumer spending preferences or buying trends;
•changes in consumer preferences regarding home fitness, whether as a result of the COVID-19 pandemic or otherwise; and
•interruptions in our ability to sell or deliver our Connected Fitness Products or to provide or to create content and services for our Members.

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

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers, based on our estimates of future demand for particular products and services. Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our and our competitors’ products and services, unanticipated changes in general market conditions, and the weakening of consumer confidence in future economic conditions. Failure to accurately forecast our needs or consumer demand may result in manufacturing delays, reduced manufacturing efficiencies, increased costs, a shortage of products available for sale or an excess in inventory.

We have in recent periods experienced, and may continue to experience, a decrease in consumer demand, resulting in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which lower our gross margins and could impair the strength and premium nature of our brand. In periods when we experience a decrease in demand for our products and an increase in inventory, we may be unable to renegotiate our agreements with existing suppliers or partners on mutually acceptable terms and may be prevented from fully utilizing firm purchase commitments. Although in certain instances our agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs, our loss contingencies may include liabilities for contracts that we cannot cancel, reschedule or adjust with suppliers or partners. In addition, we may deem it necessary or advisable to renegotiate agreements with our supply partners in order to scale our inventory with demand. Disputes with our supply partners regarding our agreements have, in certain instances, resulted, and may in the future result in, litigation, which could result in adverse judgments, settlements or other litigation-related costs as well as disruption to our supply chain and has and may in the future require management’s attention. Further, we are required to evaluate goodwill impairment on an annual basis and between annual evaluations in certain circumstances, and future goodwill impairment evaluations may result in a charge to earnings.

We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.

In February 2022, we announced a restructuring plan to, among other things, reduce certain fixed costs in our business, and in May 2024, we announced a new restructuring plan to expand upon the 2022 restructuring plan (as expanded, the “2024 Restructuring Plan”). We also continue to take actions intended to address the short-term health of our business as well as our long-term objectives based on our current estimates, assumptions and forecasts. These measures are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts. As such, the actions we are taking under the 2024 Restructuring Plan and that we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. Implementation of the 2024 Restructuring Plan and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. Additionally, certain aspects of the 2024 Restructuring Plan, such as severance costs in connection with reducing our headcount, could negatively impact our cash flows. In addition, our initiatives have resulted, and could in the future result in, personnel attrition beyond our planned reduction in headcount or reduced employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or any of our strategic initiatives, including the 2024 Restructuring Plan, could result in reputation harm and could diminish confidence in, and the use of, our products and services. See “— Our success depends on our ability to maintain the value and reputation of the Peloton brand.” The 2024 Restructuring Plan has required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business. See Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Fourth Quarter Fiscal 2024 Update and Recent Developments—Restructuring Plan.”

The Company has evolved rapidly in recent years and continues to establish its operating experience at the appropriate scale. If we are unable to manage our longer-term growth, intervening changes and costs, or implement restructuring initiatives effectively, our brand, company culture, and financial performance may suffer.

As we evolve over time, our business can take different forms. During periods of growth, we have had to manage costs while making investments such as expanding our sales and marketing, focusing on innovative product and content development, upgrading our management information systems and other processes, and obtaining more space, and in future periods of growth, we expect to have to similarly manage our costs while investing in the expansion of our business. Growth and recent restructuring initiatives strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, managing and retaining a diffuse employee base. Failure to preserve our company culture could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. Moreover, the integrated nature of aspects of our business, where we design our own Connected Fitness Products, develop our own software, produce original fitness and wellness programming, and sell some of our products through our own sales teams and e-commerce site, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business over time. We have recently experienced lower demand for our Connected Fitness Products and services, which resulted in a shift in our strategic focus, including through the 2024 Restructuring Plan and the additional ongoing actions we have taken and may take to optimize our business. As we continue to develop our infrastructure, and particularly in light of the reductions in headcount that began as a part of our February 2022 restructuring initiatives and have continued with the 2024 Restructuring Plan, we may find it difficult to maintain valuable aspects of our culture. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our long-term growth while managing costs, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. We may not be able to realize the cost savings and benefits initially anticipated as a result of our restructuring initiatives or the additional ongoing initiatives to optimize our business and the anticipated costs of these initiatives may be greater than expected.

We have made changes to our targeted retail showroom strategy, including reducing the number of retail showroom locations. We have placed more of an emphasis on third-party retail distribution, as we have reduced our retail showroom presence as part of the 2024 Restructuring Plan and as part of our go-to-market approach for international markets. We expect to exit additional retail locations but our ability to exit may be limited by timing and cost under the lease terms. Many of our retail showrooms are leased pursuant to multi-year leases, and our ability to sublease to a suitable subtenant, or negotiate favorable terms to exit a lease early or for a lease renewal option, may depend on factors that are not within our control.

Our growth strategy has at times contemplated, and may in the future contemplate, increases in our advertising and other marketing spending. We may in the future also open additional production studios as we expand, which would require significant additional investment. The successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.

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

Our success in maintaining and/or increasing our Subscriber base depends on our ability to identify and originate trends as well as to anticipate and react to changing consumer demands in a timely manner. Our products and services are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new or enhanced offerings in a timely manner or via the appropriate channels, then our new or enhanced offerings may not be accepted by our Subscribers. Our competitors may also introduce similar or more desirable offerings and at speeds that are faster than us, which could negatively affect our growth. Moreover, our new offerings may not receive consumer acceptance as preferences could shift rapidly to different types of fitness and wellness offerings, or away from these types of offerings altogether. Our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower subscription rates, lower sales, pricing pressure, lower gross margins, discounting of our products and services, and excess inventory levels.

Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address them will partially depend upon our continued ability to develop and introduce innovative, high-quality offerings to market in a way that adequately meets demand. For example, we have, and continue to look at ways to broaden our sales channels, including through distribution to third-party retailers, rethinking the value proposition of our Peloton App, and offering a rental program in select markets where Subscribers can rent Peloton Bikes and access fitness content for one monthly fee (Peloton Rental). Development of new or enhanced products and services may require significant time and financial investment, which could result in increased costs and a reduction in our profit margins. For example, we have historically incurred higher levels of sales and marketing expenses accompanying product and service introductions.

Moreover, we must successfully manage introductions of new or enhanced products and services, as such introductions could adversely impact the sales of our existing products and services. Consumers may also choose to forgo purchasing existing products or services in advance of new or anticipated product and service launches, and we may experience higher returns from users of existing products. As we introduce new or enhanced products and services, we may face additional challenges managing a more complex supply chain, including the time and cost associated with onboarding and overseeing additional suppliers, logistics providers, and third-party retailers. We may also face challenges managing our manufacturing processes and onboarding and overseeing additional manufacturers as we introduce new or enhanced products and services. Additionally, we may face challenges managing the inventory of new or existing products, which could lead to excess inventory and discounting of such products. In addition, new or enhanced products or services may have varying selling prices and costs compared to legacy products and services, which could negatively impact our brand, gross margins and operating results.

The connected fitness market is relatively new and, if the general market and specific demand for our products and services does not resume growth, or fails to grow as much as we expect, our business, financial condition, and operating results may be adversely affected.

The connected fitness and wellness market is relatively new and grew rapidly over the last several years, and it is uncertain whether it will resume high levels of growth and achieve wide market acceptance. Our success depends substantially on the willingness of consumers to widely adopt our products and services. We have had to educate consumers about our products and services through significant investment and provide quality content that is superior to the content and experiences provided by our competitors. Additionally, the fitness and wellness market at large is heavily saturated, and the demand for and market acceptance of new products and services in the market is uncertain. It is difficult to predict the future growth rates, if any, and size of our market. We cannot assure you that our market will develop or be sustained at current levels, that the public’s interest in connected fitness and wellness will continue, or that our products and services will be widely adopted. If our market does not develop, develops more slowly than expected, or becomes saturated with competitors, or if our products and services do not achieve or sustain market acceptance, our business, financial condition, and operating results would be adversely affected.

Our past financial results may not be indicative of our future performance.

Any historical revenue growth should not be considered indicative of our future performance. In particular, we experienced periods of high revenue growth when selling our Bike, however, our revenue growth may not resume to prior levels. Additionally, we experienced a significant increase in our Subscriber base at the onset of the COVID-19 pandemic, which slowed down as consumers were able to resume activity outside the home, and, over the long term it remains uncertain how the impacts of the post-COVID-19 pandemic environment and other market constraints, including macro- and micro-economic factors such as inflation, interest rates, foreign currency exchange rate fluctuations, and increased debt and equity market volatility, will impact consumer demand for our products and services over the long term. Estimates of future revenue growth are subject to many risks and uncertainties, and our future revenue may differ materially from our projections. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by companies in rapidly changing industries, and our business may be adversely affected if we do not manage these risks successfully. In addition, we may not achieve sufficient revenue to attain or maintain positive cash flows from operations or profitability in any given period, or at all.

Our success depends on our ability to maintain the value and reputation of the Peloton brand.

We believe that our brand is important to attracting and retaining Members. Maintaining, protecting, and enhancing our brand depends on the success of a variety of factors, such as: our marketing efforts; our ability to provide consistent, high-quality products, services, features, content, and support, our ability to successfully secure, maintain, and enforce our rights to use the “Peloton” mark, our “P” logo, and other trademarks important to our brand; our ability to successfully respond to a negative event that impacts our brand; and our ability to meet shareholder and Member expectations. We believe that the importance of our brand will increase as competition further intensifies and brand promotion activities may require substantial expenditures. Our brand could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity. Unfavorable publicity about us, our strategic initiatives, such as our 2024 Restructuring Plan, or our products, services, technology, customer service, content, personnel, and suppliers could diminish confidence in, and the use of, our products and services. As discussed further in “Risks Related to Our Connected Fitness Products and Members” and “Risks Related to Laws, Regulation, and Legal Proceedings,” the legal proceedings in which we have been named, the regulators’ investigations, and any other claims or proceedings involving us or our products, actions we take to address these matters, and any further publicity regarding any of the foregoing could harm our brand. Such negative publicity could also have an adverse effect on the size, engagement and loyalty of our Member base and result in decreased revenue, which could have an adverse effect on our business, financial condition, and operating results. See “— Stockholder activism could disrupt our business, cause us to incur significant expenses, hinder execution of our business strategy, and impact our stock price.”

Any major disruption or failure of our information technology systems or websites, or our failure to successfully implement upgrades and new technology effectively, could adversely affect our business and operations.

We rely on the Internet, as well as digital infrastructure, computing networks and systems, hardware and software to support our internal and Member-facing operations (collectively, “information technology systems” or “systems”). Certain of our information technology systems are designed and maintained by us while others are designed, maintained and/or operated by third parties. These systems are critical for the efficient functioning of our business, including the manufacture and distribution of our Connected Fitness Products, online sales of our Connected Fitness Products, and the ability of our Members to access content on our platform. Our growth over the past several years has, in certain instances, strained these systems. As we grow, we continue to implement modifications and upgrades to our systems, and these activities subject us to inherent costs and risks associated with replacing and upgrading these systems, including, but not limited to, impairment of our ability to fulfill customer orders and other disruptions in our business operations. Further, our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. If we fail to successfully implement modifications and upgrades or expand the functionality of our information technology systems, we could experience increased costs associated with diminished productivity and operating inefficiencies related to the flow of goods through our supply chain.

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

We are solely reliant on contract manufacturers for all of our manufacturing needs. In some cases, we rely on only a single supplier for some of our products and components. In the event of interruption from any of our contract manufacturers or suppliers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and delays, since we do not currently have qualified alternative or replacement contract manufacturers beyond these key partners. Furthermore, a large number of our contract manufacturers’ primary facilities are located in Taiwan and China. Thus, our business could be adversely affected if one or more of our suppliers is impacted by escalating tensions, hostilities, or trade disputes in the region, a natural disaster, an epidemic, or other interruption at a particular location. Such interruptions may be due to, among other things, temporary closures of the facilities of our contract manufacturers and other vendors in our supply chain; restrictions on or delays surrounding travel or the import/export of goods and services from certain ports that we use; and local quarantines or other public safety measures. We may also be impacted by contract manufacturing and supply chain disruptions due to contract manufacturer or supplier financial distress, particularly where we rely on a manufacturer or supplier that may depend on us for a significant proportion of its business. In such a case, we may be required to renegotiate the terms of our agreement or to pursue a strategic transaction or other alternative arrangement with that supplier or manufacturer or others.

In the future, we may further increase our reliance on third-party suppliers, manufacturers and other logistics partners. For example, in August 2022, we began to exit our North American last mile locations and shifted our reliance entirely to third-party logistics providers. One of our primary last mile partners currently relies on a network of independent contractors to perform last mile services for us in many markets. If any of these independent contractors, or the last mile partner as a whole, do not perform their obligations or meet the expectations of us or our Members, our brand, reputation and business could suffer.

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
•exposure to natural catastrophes, including climate-related risks and extreme weather events, epidemics, political unrest, including escalating tensions, hostilities, or trade disputes between Taiwan and China, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries, in which our Connected Fitness Products are manufactured or the components thereof are sourced;
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

We derive a substantial portion of our revenue from sales of our Connected Fitness Products. A decline in sales of our Connected Fitness Products would negatively affect our future revenue and operating results.

Our Connected Fitness Products are sold in highly competitive markets with limited barriers to entry. Changes to our price structure, including with respect to delivery and installation pricing, product mix, the introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending, or other factors (including factors disclosed herein) could result in a decline in our revenue derived from our Connected Fitness Products, which may have an adverse effect on our business, financial condition, and operating results. Because we derive a significant portion of our revenue from the sales of our Connected Fitness Products, any material decline in sales of our Connected Fitness Products would have a pronounced impact on our future revenue and operating results.

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

Our competitors, some of whom are much larger companies with greater resources, may develop, or have already developed, products, features, content, apps, services, or technologies that are similar to ours or that achieve greater acceptance, may undertake more successful product development, marketing or music licensing efforts, be more efficient at meeting consumer demand or identifying new markets, create more compelling employment opportunities, adopt more aggressive pricing policies, or be better positioned to withstand substantial price competition. Our competitors may develop or acquire, or have already developed or acquired, intellectual property rights that significantly limit or prevent our ability to compete effectively in the public marketplace. Due to the highly volatile and competitive nature of the industry in which we compete, we may face pressure to continually introduce new products, services and technologies, enhance existing products and services, effectively stimulate customer demand for new and upgraded products and services, and successfully manage the transition to these new and upgraded products and services. If we are not able to compete effectively against our competitors, they may acquire, engage and retain customers or generate revenue at the expense of our efforts, which could have an adverse effect on our business, financial condition, and operating results.

We depend upon third-party licenses for the use of music in our content. An adverse change to, loss of, or claim that we do not hold necessary licenses may have an adverse effect on our business, operating results, and financial condition.

Music is an element of the overall content that we make available to our Members. To secure the rights to use music in our content, we enter into agreements to obtain licenses from rights holders such as performing rights organizations, record labels, music publishers, collecting societies, artists and songwriters, and other copyright owners (or their agents). We pay royalties to such parties or their agents around the world.

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

Moreover, volatile economic conditions have made it and may continue to make it more likely that our suppliers and logistics providers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. In addition, international supply chains have been and may continue to be impacted by events outside of our control and limit our ability to procure timely delivery of supplies or finished goods and services. Since the beginning of 2018, importing and exporting has involved more risk, as there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. Additional measures have targeted forced labor concerns in connection with certain products and textiles that can be associated with customs detentions and delayed entry of goods. Several of the components that go into the manufacturing of our Connected Fitness Products are sourced internationally, including from China, from where imports on specified products are subject to tariffs by the United States following the U.S. Trade Representative Section 301 Investigation. These issues appear to have been and could be further exacerbated by any global supply chain delays, such as global shipping disruptions. We have seen, and may continue to see, increased congestion and new import/export restrictions implemented at ports that we rely on for our business. In the past, we have had to secure alternative transportation, such as air freight, or use alternative routes, at increased costs to run our supply chain. These tariffs and other supply chain issues have an impact on our component costs and have the potential to have an even greater impact depending on the outcome of the current trade negotiations, which have been protracted and recently resulted in increases in U.S. tariff rates on specified products from China. Increases in our component costs could have a material effect on our gross margins. The loss of a significant supplier, an increase in component costs, or delays or disruptions in the delivery of components, could adversely impact our ability to generate future revenue and earnings and have an adverse effect on our business, financial condition, and operating results.

Our business could be adversely affected from an accident, safety incident, or workforce disruption.

Any failure to maintain a safe workplace could result in employee illnesses, accidents or safety incidents, or may result in team discontent or lost productivity if we fail, or if it is perceived that we are failing, to protect the health and safety of our employees, contractors, and other visitors to our premises. A workplace accident also may result in injury to nonemployees, and our liability insurance may not be adequate to cover fully all claims, and we may be forced to bear substantial losses from an accident or safety incident resulting from our operations. Additionally, if our employees decide to join or form a labor union, we may become party to a collective bargaining agreement, which could result in higher employee costs and increased risk of work stoppages. It is also possible that a union seeking to organize one subset of our employee population could also mount a corporate campaign, resulting in negative publicity and reputational harm or other impacts that require attention by our management team and our employees. Negative publicity, work stoppages, or strikes by unions could have an adverse effect on our business, prospects, financial condition, and operating results.

Our business has historically been, and may continue to be, affected by seasonality.

Our business has historically been influenced by seasonal trends common to traditional retail selling periods, where we generated a disproportionate amount of sales activity related to our Connected Fitness Products from November through February due in large part to seasonal holiday demand, New Year’s resolutions, and cold weather. The COVID-19 pandemic previously affected these trends, but as the COVID-19 pandemic has receded, we have experienced a return to pre-pandemic seasonal trends. During periods of higher sales during the period from November through February, our working capital needs may be typically greater during the second and third quarters of the fiscal year. As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance. See “— Our quarterly operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.” Seasonality in our business can also be affected by introductions of new or enhanced products and services, including the costs associated with such introductions, as well as external factors beyond our control.

Our operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.

Our operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. Additionally, our limited operating history makes it difficult to forecast our future results. As a result, you should not rely on our past quarterly operating results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial condition and operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•the continued market acceptance of, and the growth of the connected fitness and wellness market;
•evolving consumer demand and our ability to maintain and attract new Subscribers;
•the continued development and upgrading of the Peloton experience and proprietary technology platform;
•new product, service, feature, and content introductions by us or our competitors or any other change in our competitive landscape;
•pricing pressure as a result of competition or otherwise;
•delays or disruptions in our supply chain;
•errors in our forecasting of the demand for our products and services, which could lead to lower revenue or increased costs, or both;
•increases in marketing, sales, and other operating expenses;
•short-term expenditures and initiatives we may undertake in furtherance of long-term cost savings, including the 2024 Restructuring Plan;
•our reliance on third-party delivery and maintenance services for our Connected Fitness Products;
•successful expansion into international markets;
•seasonal fluctuations in subscriptions and usage of Connected Fitness Products by our Members, which may change;
•diversification and growth of our revenue sources;
•our ability to maintain gross margins and operating margins;

•constraints on the availability of consumer financing or increased down payment requirements to finance purchases of our Connected Fitness Products;
•system failures or breaches of security or privacy;
•adverse litigation judgments, settlements, or other litigation-related costs;
•changes in the legislative or regulatory environment, including with respect to privacy, consumer product safety, and advertising, or enforcement by government regulators, including fines, orders, or consent decrees;
•changes in our effective tax rate, including as a result of potential changes in tax laws;
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

Our passion and focus on delivering a high-quality and engaging Peloton experience may not maximize short-term financial results, which may conflict with the market’s expectations and could result in our stock price being negatively affected.

We are passionate about continually enhancing the Peloton experience with a focus on driving long-term Member engagement through innovation, immersive content, technologically advanced Connected Fitness Products, multiple tiers of the Peloton App, and community support, which may not necessarily maximize short-term financial results. While we have recently announced our intention to stabilize our cash flows, we frequently make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve the Peloton experience, which we believe will improve our financial results over the long term. For example, in May 2024, we committed to the 2024 Restructuring Plan, which has resulted in charges and which we anticipate will require additional charges in the future. See Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Fourth Quarter Fiscal 2024 Update and Recent Developments—Restructuring Plan.” These decisions may not be consistent with the expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our membership growth and Member engagement, and our business, financial condition, and operating results could be harmed.

Our acquisition and integration of Precor presents risks, and we may not realize our anticipated strategic and financial goals from the acquisition.

Risks we may face in connection with our integration of Precor include:

•We may not realize the benefits we expect to receive from the transaction, such as anticipated synergies;
•We may have difficulties managing Precor’s technologies and lines of business or retaining key personnel from Precor;
•The acquisition may cause impairments to assets that we record as a part of an acquisition;
•We may have failed to identify or assess the magnitude of (i) claims or liabilities related to Precor’s business, including, among others, claims from government agencies, terminated employees, current or former customers, consumers or business partners, users, or other third parties, unexpected litigation or regulatory exposure, or intellectual property disputes; (ii) pre-existing contractual relationships or lines of business of Precor that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (iii) unfavorable accounting treatment as a result of Precor’s practices; and (iv) other shortcomings or risks in Precor’s business;
•Precor operates in segments of the commercial market that we have less experience with, including traditional gyms, multifamily residences, hotels and college and corporate campuses, and expansion of our operations in these segments could present various challenges and result in increased costs and other unforeseen challenges;
•We may be unable to successfully integrate Precor and its operations into our control environment; and
•Precor serves customers in more than 50 countries worldwide, and, as a result of the acquisition, our operations have expanded into new jurisdictions, which could present significant challenges and result in significant increased risks and costs inherent in doing business in international markets (see “— Expansion into international markets will expose us to significant risks”).

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

Expansion into international markets will expose us to significant risks.

We intend over time to expand our operations to other countries, which may require significant resources and management attention and could subject us to regulatory, economic, and political risks in addition to those we already face in the markets in which we operate. There are significant risks and costs inherent in doing business in international markets, including:

•the difficulty of establishing and managing an international distribution network, including leveraging owned or third-party distribution, retail, local delivery service and customer service operations, and legal compliance costs associated with locations in different countries or regions;
•the need to vary pricing and margins to effectively compete in international markets;

•the need to adapt and localize products and software for specific countries, including obtaining rights to third-party intellectual property, including music, used in each country;
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
•complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to sustainability disclosure, artificial intelligence, consumer protection, consumer product safety, and data privacy frameworks, such as the General Data Protection Regulation 2016/679;
•varying levels of internet technology adoption and infrastructure, and increased or varying network and hosting service provider costs;
•tariffs and other non-tariff barriers, such as quotas and local content rules, customs detentions, as well as tax consequences;
•fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars; and
•political or social unrest or economic instability in a specific country or region in which we operate, including, for example, escalating tensions, hostilities, or trade disputes between China and Taiwan which could have an adverse impact on our operations in such locations.

In addition to expanding our operations into international markets through the sale of our Connected Fitness Products and the production of our platform content, we have expanded, and may in the future expand, our international operations through partnerships with, acquisitions of, or investments in, foreign entities, which may result in additional operational costs and risks. See “— We have engaged and in the future may engage in acquisition and disposition activities, which could require significant management attention, disrupt our business, fail to achieve the intended benefit, dilute stockholder value, and adversely affect our operating results.” In April 2021, we completed our acquisition of Precor, which serves customers in more than 50 countries worldwide. As a result, we increased our operations and efforts abroad.

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

Most of the fitness and wellness content offered on our platform is produced in one of our production studios located in New York City or London, with some content (including audio-only content) recorded out of studio or in non-Peloton studios. Due to our reliance on a limited number of studios in a concentrated location, any incident involving our studios, or affecting New York City or London at-large could render our studios inaccessible or unusable and could inhibit our ability to produce and deliver new fitness and wellness content for our Members. Production of the fitness and wellness content on our platform is further reliant on the creativity of our fitness instructors who, with the support of our production team, plan and lead our classes. Our standard employment contract with our U.S.-based fitness instructors has a fixed term, however, any of our instructors may leave Peloton prior to the end of their contracts. If we are unable to attract or retain creative and experienced instructors, we may not be able to generate content on a scale or of a quality sufficient to grow our business. If we fail to produce and provide our Members with interesting and attractive content led by instructors who engage them and who they can relate to, then our business, financial condition, and operating results may be adversely affected.

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

We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all, in the future. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by Members, prospective Members, employees, or investors. Moreover, acquisitions, investments, or business relationships have resulted in, and may in the future result in, unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition, and operating results. Some acquisitions have required us, and may in the future require us, to spend considerable time, effort, and resources to integrate employees from the acquired business into our teams, and acquisitions of companies in lines of business in which we lack expertise may require considerable management time, oversight, and research before we see the desired benefit of such acquisitions. The success of these transactions also depends in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones, as well as the acquired companies’ ability to meet our policies and processes in areas such as data governance, privacy, and cybersecurity. Therefore, we may be exposed to unknown liabilities and the anticipated benefits of any acquisition, investment, or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company.

To pay for any such acquisitions, we would have to use cash, incur debt, or issue equity securities, each of which may affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. If we incur more debt, it will result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management and our board of directors, disrupt the ordinary functioning of our business, and could have an adverse effect on our business, financial condition, and operating results.

Further, in connection with our restructuring initiatives, we have divested some of our assets, including through site closures, such as the sale of the Ohio industrial facility that was intended to be the Peloton Output Park. We may in the future decide to divest other assets or a business. In connection with these activities, it may be difficult to find or complete divestiture opportunities or alternative exit strategies under the desired timeline and on acceptable terms, if at all. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expenses with respect to the desired divestiture, or the price or terms of the divestiture may be less favorable than we had anticipated. Even following a divestiture or other exit strategy, we may have certain continuing obligations to former employees, customers, vendors, landlords or other third parties. We may also have continuing liabilities related to former employees, assets or businesses. Such obligations may have a material adverse impact on our results of operations and financial condition.

We are subject to payment processing risk.

Our customers pay for our products and services using a variety of different payment methods, including credit and debit cards, gift cards, lines of credit, “buy now pay later” financial products, and online wallets. We rely on internal systems as well as those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operation could be adversely impacted. We leverage our third-party payment processors to bill Subscribers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to find alternative methods of collecting payments, which could adversely impact Subscriber acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation, and if not adequately controlled and managed, could create negative consumer perceptions of our service.

Cybersecurity risks could adversely affect our business and disrupt our operations.

In addition to relying on critical information technology systems, we collect, maintain and transmit data about employees, suppliers, Members and others, including payment card data and personal information, as well as proprietary business information. Threats to the availability, integrity and security of our systems and data are increasingly diverse and sophisticated. Our systems and data, as well as those of critical third parties, are vulnerable to cyber-attacks involving, for example, malware, social engineering/phishing, ransomware or other extortion-based attacks, denial-of-service attacks, physical or electronic break-ins, third-party or current/former employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, as well as cyber-risks attributable to software or hardware (e.g., tablets) vulnerabilities, coding errors and misconfigurations (e.g., involving APIs). As artificial intelligence capabilities improve and are increasingly adopted, we may see cyberattacks created through artificial intelligence.

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

Further, in March 2022, we began offering Peloton Rental in select markets. In May 2023, we relaunched the Peloton App, and in August 2024 we announced the Used Equipment Activation Fee applicable to Connected Fitness Products purchased in the secondary market. No assurance can be given that these offerings or any other new products or services will be successful and will not adversely affect our reputation, operating results, and financial condition. Additionally, our focus on long-term Member engagement over short-term financial condition or results of operations can result in us making decisions that may reduce our short-term revenue or profitability if we believe that such decisions benefit the aggregate Member experience and will thereby improve our financial performance over the long term. These decisions may not produce the long-term benefits that we expect, in which case our Member growth and engagement as well as our business, operating results, and financial condition could be negatively impacted.

Changes in how we market our products and services could adversely affect our marketing expenses and subscription levels.

We use a broad mix of marketing and other brand-building measures to attract Members. We use traditional television and online advertising, as well as third-party social media platforms such as Facebook, X (Twitter), Instagram, and TikTok as marketing tools. As television advertising, online, and social media platforms continue to rapidly evolve or grow more competitive, we must continue to maintain a presence on these platforms and establish a presence on new or emerging popular social media and advertising and marketing platforms. If we cannot use these marketing tools in a cost-effective manner, if we fail to promote our products and services efficiently and effectively, or if our marketing campaigns attract negative media attention, our ability to acquire new Members and our financial condition may suffer and the price of our Class A common stock could decline. In addition, an increase in the use of television, online, and social media for product promotion and marketing may increase the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. Negative commentary, claims or publicity regarding us, our products or influencers and other third parties who are affiliated with us could adversely affect our reputation and sales regardless of whether such claims are accurate. See – “Our success depends on our ability to maintain the value and reputation of the Peloton brand.”

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

Furthermore, we have offered and may in the future offer, new subscription products, implement promotions, or replace or modify current subscription models and pricing, any of which could result in additional costs or could adversely impact Subscriber retention. For example, we offer Peloton Rental in select markets, and we are launching a Used Equipment Activation Fee applicable to Connected Fitness Products purchased in the secondary market. It is unknown how our Subscribers will react to new models and whether the costs or logistics of implementing these models will adversely impact our business. If the adoption of new revenue models adversely impacts our Subscriber relationships, Subscriber growth, Subscriber engagement, and our business, financial condition, and operating results could be harmed.

We track certain operational and business metrics with internal methods that are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We track certain operational and business metrics, including Total Workouts and Average Monthly Workouts per Connected Fitness Subscription, with internal methods, which are not independently verified by any third party and, in particular for the Peloton App, are often reliant upon an interface with mobile operating systems, networks and standards that we do not control. Our internal methods have limitations and our process for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal methods we use under-count or over-count metrics that are important to our business, for example, as a result of algorithmic or other technical errors, the operational and business metrics that we report publicly, or those that we report to regulatory bodies or otherwise use to manage our business, may not be accurate. In addition, limitations or errors with respect to how we measure certain operational and business metrics or a cybersecurity incident that impacts the accuracy of this information may affect our understanding of certain details of our business, which could affect our longer-term strategies, and jeopardize our credibility with Members, partners and regulators. If our operational and business metrics are not accurate representations of our business, market penetration, retention or engagement; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, or if investors, analysts, or customers do not believe that they do, our reputation may be harmed, and our operating and financial results could be adversely affected.

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

Our term loan and revolving credit facility contain various restrictive covenants, including, among other things, minimum liquidity and subscription revenue requirements applicable solely to drawings under the revolving credit facility, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related party transactions. In particular, in addition to customary affirmative covenants, as well as customary covenants that restrict our ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions, our revolving credit facility, as recently amended, requires us , when revolving loans are outstanding, to maintain a total level of liquidity of not less than $250.0 million and to maintain Subscription revenue of the company and its subsidiaries of at least $1.2 billion for the four-quarter trailing period. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. Pursuant to the security agreement, we granted the parties thereto a security interest in substantially all of our assets. See Note 12 - Debt in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Third Amended and Restated Credit Agreement” in Part II, Item 7 of this Annual Report on Form 10-K.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our financial statements for fiscal 2021, fiscal 2022, fiscal 2023, and fiscal 2024, we identified the following material weaknesses in our internal control over financial reporting.
•A material weakness related to controls around the existence, completeness, and valuation of inventory. This material weakness existed during fiscal 2021, fiscal 2022, fiscal 2023, and fiscal 2024.
•A material weakness related to controls around the inputs and assumptions used in our goodwill and long-lived asset impairment testing and restructuring assessment. This material weakness was identified during fiscal 2022 and remediated in fiscal 2023.
•A material weakness related to information technology general controls (“ITGCs”) in the area of user access for a certain information technology system specific to Precor. This material weakness was identified during fiscal 2023, and remediated in fiscal 2024.
•A material weakness related to Precor’s business process control environment involving the lack of proper design of controls and lack of sufficient documentation to validate control design effectiveness, in particular management review controls. This material weakness was identified in fiscal 2024 and remediation is ongoing.

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

Pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm has provided an attestation report regarding our internal control over financial reporting. We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring that our internal control over financial reporting is effective. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in Part II, Item 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and stockholders’ equity/deficit, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue related reserves, the realizability of inventory, fair value measurements including common stock valuations, the incremental borrowing rate associated with lease liabilities, useful lives of property and equipment, product warranty, goodwill and finite-lived intangible assets, accounting for income taxes, stock-based compensation expense and commitments and contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.

We are exposed to changes to the global macroeconomic environment beyond our control, including fluctuations in inflation and foreign currency exchange rates.

We are exposed to fluctuations in inflation, which could negatively affect our business, financial condition and operating results. When the inflation rate increases, it will likely affect our expenses, including, but not limited to, employee compensation expenses and increased costs for supplies. Any attempts to offset cost increases with price increases may result in reduced sales, increased customer dissatisfaction or otherwise harm our reputation. Moreover, to the extent inflation results in rising interest rates, reduces discretionary spending, and has other adverse effects on the market, it may adversely affect our business, financial condition and operating results.

In addition, while we have historically transacted in U.S. dollars with the majority of our Subscribers and suppliers, we have transacted in some foreign currencies, such as the Euro, Canadian Dollar and U.K. Pound Sterling, and may transact in more foreign currencies in the future. Further, certain of our manufacturing agreements provide for fixed costs of our Connected Fitness Products and hardware in Taiwanese dollars but provide for payment in U.S. dollars based on the then-current Taiwanese dollar to U.S. dollar spot rate. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. We have used, and may in the future use, derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments.

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

Our ability to achieve our current or future ESG objectives, targets or goals, including our renewable energy procurement, carbon emissions reduction, and circular business model commitments, is subject to numerous risks, many of which are outside of our control. Examples of such risks include:

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

All our ESG-related goals and targets are intentionally challenging, and are therefore subject to risks, uncertainties, third party information or action, and conditions, many of which are outside of our control. Progressing towards our targets and commitments requires us to invest significant effort, resources, and management time, and circumstances may arise, including those beyond our control, that may require us to revise our timelines or our commitments. All our ESG disclosures are also subject to certain assumptions, estimations, methodologies, and third-party information that we believed to be reasonable at the time, but which may subsequently be determined to be erroneous, insufficient, or otherwise misaligned with stakeholder expectations. Additionally, if we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer attraction and retention, access to capital and employee retention. Our failure to comply with any applicable sustainability rules or regulations or other criticisms of our sustainability disclosures could lead to penalties or claims and other litigation and adversely impact our reputation, customer attraction and retention, access to capital and employee retention.

Furthermore, there are efforts by some stakeholders to reduce or limit companies’ efforts on certain ESG related matters. Both advocates and opponents are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified above and other similar risks.

Our business is subject to the risk of earthquakes, fire, power outages, floods, hurricanes, public health crises, ransomware and other cybersecurity attacks, labor disputes, and other catastrophic events, and to interruption by man-made problems such as terrorism and international geopolitical conflicts.

Our business is vulnerable to damage or interruption from climate-related risk in the form of extreme weather events, earthquakes, fires, floods, hurricanes, and other power losses, telecommunications failures, ransomware and other cybersecurity attacks, labor disputes, terrorist attacks, acts of war and international geopolitical conflicts, human errors, break-ins, industrial accidents, public health crises, and other unforeseen events or events that we cannot control. The third-party providers, systems and operations and contract manufacturers we rely on are subject to similar risks. Our insurance policies may not cover losses from these events or may provide insufficient compensation that does not cover our total losses. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions to our or our suppliers’ and contract manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, which house our servers, or from which we generate content. As we rely heavily on our computer and communications systems, and the internet to conduct our business and provide high-quality customer service, these disruptions, including disruptions due to weather-related events that could stress the power grid, could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and our contract manufacturers’ businesses, which could have an adverse effect on our business, financial condition, and operating results.

Risks Related to Our Connected Fitness Products and Members

Our products and services may be affected from time to time by design and manufacturing defects or product safety issues, real or perceived, that could adversely affect our business and result in harm to our reputation.

We offer complex hardware and software products and services that may be alleged, and have been alleged, to be affected by design and manufacturing defects or potential product safety issues. Sophisticated operating system software and applications, such as those offered by us, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties, or may arise from upgrades or changes to hardware that we or our third-party manufacturing partners may make in the ordinary course of a product’s lifecycle. Actual or perceived defects may not be identified until after a product is in market. Any defects could impact our customer experience, tarnish our brand reputation or make our products and services unsafe and create a risk of environmental or property damage and/or personal injury. Our products have been, and may in the future be, subject to product liability and product recall.

We have been and may in the future be exposed to product-related liabilities, which in some instances have resulted in and may result in product redesigns, product recalls, or other corrective action. For example, in May 2021 we initiated a voluntary recall of our Tread+ product in coordination with the U.S. Consumer Product Safety Commission (“CPSC”) in response to reports of injuries associated with our Tread+ and in May 2023, in collaboration with the CPSC, we announced a voluntary recall of the original Peloton model Bikes (not Bike+) seat posts sold in the U.S. from January 2018 to May 2023. As a result, we are now and may in the future be involved in class action litigation. We may also in the future be involved in product recalls for which we generally have not purchased insurance, and may be involved in other litigation or events for which insurance products may have limitations.

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

Design and manufacturing defects, real or perceived, and claims or investigations related thereto, may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-offs of inventory, property and equipment, or intangible assets, and significant warranty and other expenses such as litigation costs and regulatory fines. If we cannot successfully defend any large claim or potential liability, maintain our general liability insurance on acceptable terms, or maintain adequate coverage against potential claims, our financial results could be adversely impacted. Further, quality problems could adversely affect the experience for users of our products and services, and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for our products and services, delay in new product and service introductions, and lost revenue.

Our Members use their Connected Fitness Products, subscriptions, and fitness accessories to track and record their workouts. If our products fail to provide accurate metrics and data to our Members, our brand and reputation could be harmed, and we may be unable to retain our Members.

Our Members use their Connected Fitness Products, subscriptions, and fitness accessories, such as our heart rate monitor, to track and record certain metrics and data related to their workouts. Examples of data tracked on our platform include heart rate, calories burned, distance traveled and Strive Score as well as cadence, resistance, and output in the case of Bike; pace, speed, elevation, and output in the case of Tread; Movement Tracker in the case of Guide; and stroke rate, pace, and output in the case of Row. Taken together, these metrics assist our Members in tracking their fitness journey and understanding the effectiveness of their Peloton workouts, both during and after a workout. We anticipate introducing new metrics and features in the future. If the software used in our Connected Fitness Products or on our platform malfunctions and fails to accurately track, display, or record Member workouts and metrics, it could negatively impact our Members’ experience, and we could face claims alleging that our products and services do not operate as advertised. Such reports and claims could result in negative publicity, product liability and/or product safety claims, and, in some cases, may require us to expend time and resources to refute such claims and defend against potential litigation. If our products and services fail to provide accurate metrics and data to our Members, or if there are reports or claims of inaccurate metrics and data or claims of inaccuracy regarding the overall health benefits of our products and services in the future, our Members’ experience may be negatively impacted, we may become the subject of negative publicity, litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.

If we fail to offer high-quality Member support, our business and reputation will suffer.

Providing a high-quality Member experience is vital to our success in generating word-of-mouth referrals to drive sales and for retaining existing Members. We have faced, and in the future may face, challenges to our ability to provide high-quality Member support. Additionally, our use of, and expansion of, other distribution channels and our increasing reliance on third-party Member support, third-party partners for in-home delivery and set up services, and Member self-assembly of certain of our Connected Fitness Products may challenge our ability to control Members’

experience of such services. If we or our third-party partners do not help our Members quickly resolve issues and provide effective ongoing support, our reputation may suffer, and our ability to retain and attract Members, or to sell additional products and services to existing Members, could be harmed.

We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater product returns than expected, either of which could have an adverse effect on our business, financial condition, and operating results.

We generally provide a minimum 12-month limited warranty on all of our Connected Fitness Products. In addition, we permit returns of our Bikes or Treads by first-time purchasers for a full refund within 30 days of delivery. The occurrence of any defects, real or perceived, in our Connected Fitness Products could result in an increase in returns or make us liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if returns or warranty claims were to materially exceed anticipated levels. We have experienced and may in the future experience higher product returns during periods where there are actual or perceived defects in our products or services or if there are changes in home fitness demand.

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

In addition to warranties supplied by us, we also offer the option for customers to purchase extended warranty and services contracts in some markets, which creates an ongoing performance obligation over the warranty period. Extended warranties are regulated in the United States on a state level and are treated differently by state. Outside the United States, regulations for extended warranties vary from country to country. Changes in interpretation of the insurance regulations or other laws and regulations concerning extended warranties on a federal, state, local, or international level may cause us to incur costs or have additional regulatory requirements to meet in the future. Our failure to comply with past, present, and future similar laws could result in reduced sales of our products, reputational damage, penalties, and other sanctions, which could have an adverse effect on our business, financial condition, and operating results.

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

We have been, and in the future may be, subject to claims, lawsuits, government inquiries or investigations, demands, disputes, and other proceedings involving product safety, product liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have evolved, we continue to see a number of these disputes and inquiries. Injuries sustained or damages claimed by Members or their friends and family members, or others who use or purchase our Connected Fitness Products, have subjected us to, and could in the future subject us to, regulatory proceedings, government inquiries, investigations and actions, or private litigation that, regardless of their merits, could harm our reputation, divert management’s attention from our operations, and result in substantial legal fees and other costs. Additionally, we have in the past been subject to intense media scrutiny, which exposes us to increasing regulation, government investigations, legal actions and penalties. For example, we are presently subject to litigation and disputes related to injury or damage claims by Members and others who used or purchased Connected Fitness Products. Product recalls may give rise to regulatory investigations, enforcement matters, private litigation, and potential monetary penalties. See “ — Our products and services may be affected from time to time by design and manufacturing defects or product safety issues, real or perceived, that could adversely affect our business and result in harm to our reputation.”

Additionally, from time to time, we may be, and currently are, subject to inquiries from regulators in which they seek information about us or our practices. Such further inquiries could result in more formal investigations or proceedings, which could adversely impact our business, financial condition, and operating results.

Litigation, government inquiries or investigations, regulatory proceedings, as well as personal injury or class action claims and lawsuits, and securities, commercial, consumer and intellectual property infringement matters that we are currently facing or could face, can be protracted and expensive, and have results that are difficult to predict. Determining reserves for pending litigation and other legal and regulatory matters requires significant judgment, and there can be no assurance that our expectations or estimates will prove correct. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive or equitable relief. Additionally, our legal costs for any of these matters, either alone or in the aggregate could be significant. Adverse outcomes with respect to any of these legal, government, or regulatory proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable, or to stop offering certain products, components, or features, all of which could negatively affect our membership and revenue growth. Even if these proceedings are resolved in our favor, the time and resources necessary to resolve them, or public scrutiny related to them, could divert the resources of our management and require significant expenditures. See Note 13 - Commitments and Contingencies in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

We collect, store, process, and use personal data and other Member data, which subjects us to legal obligations and laws and regulations related to security and privacy, and any actual or perceived failure to meet those obligations could harm our business.

We collect, process, store, and use a wide variety of data from current and prospective Members, including personal data (some of which is considered sensitive data under applicable laws), such geolocation data. U.S. federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions impose obligations on what we can do with our Members’ personal data. These obligations include heightened transparency about data collection, use and sharing practices, new data privacy rights, and rules in respect to cross-border data transfers, which carry significant enforcement penalties for non-compliance. Compliance with existing, proposed and recently enacted laws and regulations can be costly and time consuming, and any failure to comply with these regulatory standards could subject us to legal, operational and reputational risks. These laws and regulations also require us to safeguard our Members’ personal data. Although we have established security measures, policies and procedures designed to protect Member information, our third-party service providers’ security and testing measures may not prevent security breaches. Further, advances in computer capabilities, artificial intelligence and machine learning, new discoveries in the field of cryptography, inadequate facility security, or other developments may result in a compromise or breach of the technology we use to protect Member data. Any compromise of our security or breach of our Members’ privacy could harm our reputation or financial condition and, therefore, our business.

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

The United States and various foreign governments have imposed controls, export license requirements, duties, and restrictions on the import or export of certain goods and technologies. Our products may be subject to U.S. export controls and compliance with applicable regulatory requirements regarding the export of our products, technology and services may create delays in the introduction of our products and services in international markets, prevent our international Members from accessing our products and services, and, in some cases, prevent the export of our products, technology and services to some countries altogether.

Furthermore, U.S. export control laws and economic sanctions regulations prohibit the provision of products, technology and services to certain countries, regions, governments, and persons subject to U.S. and other applicable sanctions regulations. Even though we take precautions to prevent our products and technology from being provided to targets of applicable sanctions regulations, our products and services, including our firmware updates, could be provided to those targets. Our failure to comply with these laws and regulations could have negative consequences, including government investigations, penalties, reputational harm and could harm our international and domestic sales and adversely affect our revenue.

Numerous laws prohibit the importation of goods made with forced labor or compulsory prison labor, including for example the Tariff Act of 1930, as well as the Uyghur Forced Labor Prevention Act (“UFLPA”), and other global laws against forced labor. The UFLPA prohibits the importation of articles, merchandise, apparel, and goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region (Xinjiang) of the People’s Republic of China (PRC), or by entities identified by the U.S. government on the UFLPA Entity List. Forced labor concerns have rapidly become a global area of interest, and is a topic that will likely be subject to new regulations in the markets in which we operate. If we fail to comply with these laws and regulations, the Company may be subject to detention, seizure, and exclusion of imports, as well as penalties, costs, and restrictions on export and import privileges that could have an adverse effect on our business, financial condition, and operating results.

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

If U.S., U.K., or other jurisdictions’ tax laws further change, if our current or future structures and arrangements are challenged by a taxing authority, or if we are unable to appropriately adapt the manner in which we operate our business, we may have to undertake further costly modifications to our international structure and our tax liabilities and operating results may be adversely affected. The Organisation for Economic Co-operation and Development (OECD) is continuing to work on fundamental changes in the allocation of profits among tax jurisdictions in which companies do business (Pillar One), as well as the implementation of a global minimum tax (Pillar Two). Global minimum tax legislation has been proposed and/or enacted in various jurisdictions. These two pillars combined represent a significant change in the international tax regime, and there is risk of an adverse impact to our effective tax rate, but the amount of such impact remains uncertain at this time.

Our ability to use our net operating loss to offset future taxable income may be subject to certain limitations.

As of June 30, 2024, we had U.S. federal net operating loss carryforwards, or NOLs, and state NOLs of approximately $3,313.8 million and $2,590.8 million, respectively, due to prior period losses, which if not utilized, will begin to expire for federal and state tax purposes beginning in 2034 and 2024, respectively. Realization of these NOLs depends on future income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.

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

Our success depends in large part on our proprietary technology and our patents, trade secrets, trademarks, copyrights and other intellectual property rights. We rely on, and expect to continue to rely on, a combination of trademark, trade dress, domain name, copyright, trade secret and patent protection, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our technology, brand, and other intellectual property. However, our efforts to protect our intellectual property rights may not be sufficient or effective, especially as incidents of infringement on the Peloton brand increase, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that infringe on our rights or are substantially similar to ours and that compete with our business.

Effective protection of intellectual property, including but not limited to patents, trademarks, copyrights and domain names, is expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. As we have grown, we have sought to obtain and protect our intellectual property rights in an increasing number of countries, a process that can be expensive and may not always be successful. For example, the U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural requirements to complete the patent application process and to maintain issued patents, and noncompliance or non-payment could result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in a relevant jurisdiction. Further, intellectual property protection may not be available to us in every country in which our products and services are available. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.

We spend significant resources to monitor and protect our brand and other intellectual property rights. Litigation brought to protect and enforce our intellectual property rights can be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be limited if we shift our strategy or we may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our inability to secure, protect, and enforce our intellectual property rights could seriously damage our brand and our business.

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

If certain of our license agreements contain minimum guarantees or advance payments, which could be tied to our number of Subscribers or stream counts for music used in our service, our ability to achieve and sustain profitability and operating leverage could depend in part on our ability to increase our revenue through increased sales of subscriptions on terms that maintain an adequate gross margin. Our license agreements typically have terms of between one and three years, but our Subscribers may cancel their subscriptions at any time. We rely on estimates to forecast whether minimum guarantees and/or advances against royalties could be recouped against our actual content costs incurred over the term of the license agreement. To the extent that our estimates underperform relative to our expectations, and our content costs do not exceed such minimum guarantees and/or advance payments, our margins may be adversely affected.

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

We face risk of unforeseen costs and potential liability in connection with content we produce, license, and distribute.

As a producer and distributor of content, we face potential liability for negligence, intellectual property infringement, or other claims based on the nature and content of materials that we produce, license, and distribute, both on our platform as well as third-party platforms. We also may face potential liability for content used in promoting our service, including marketing materials. We may decide to remove content from our service or third-party platforms, not to place certain content on our service or third-party platforms, or to discontinue or alter our production of certain types of content if we believe such content might not be well received by our Members or could be damaging to our brand and business.

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

Furthermore, some providers, such as shipping vendors, have broad discretion to change and interpret the terms of service and other policies with respect to us, and those actions may be unfavorable to our business operations. Our providers may also take actions beyond our control that could seriously harm our business, including discontinuing or limiting our access to one or more services, increasing pricing terms, terminating or seeking to terminate our contractual relationship altogether, or altering how we are able to process data in a way that is unfavorable or costly to us. Although we expect that we could obtain similar services from other third parties, if our arrangements with our current providers were terminated, we could experience interruptions on our platform and in our ability to make our content available to Members, as well as delays and additional expenses in arranging for alternative cloud infrastructure services.

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

Also imperative to our success are our fitness instructors, who we rely on to bring new, exciting, and innovative fitness and wellness content to our platform, and who act as brand ambassadors. There can be no assurance that our instructors will remain with us or retain their current appeal, that the costs associated with retaining current instructors and hiring new instructors will be favorable or acceptable to us, or that new instructors will be as successful as their predecessors. The loss of key personnel, including key instructors, could make it more difficult to manage our brand, operations and research and development activities, could reduce our employee retention and revenue, and impair our ability to compete. We do not maintain key person life insurance policies on any of our employees.

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

Our instructors and many of our employees (where appropriate) are subject to certain restrictive covenants, including post-employment non-compete agreements. The enforceability of non-compete agreements is currently subject to Federal Trade Commission regulations that have been challenged in legal proceedings. Moreover, actual and proposed state and local laws may limit the ability of employers to deploy and/or enforce certain non-compete agreements. As such, the Company’s ability to protect legitimate interests through the deployment and/or enforcement of non-compete agreements may be limited.

If we cannot maintain our “One Peloton” culture, we could lose the innovation, teamwork, and passion that we believe contribute to our success and our business may be harmed.

We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our “One Peloton” culture, which is based on the idea that if we work together, we will be more efficient and perform better because of one another. As we continue to evolve, we will need to maintain our “One Peloton” culture among our employees dispersed across various geographic regions We have faced, and may continue to face, challenges arising from the management of certain remote, geographically dispersed teams. Our response to the changing work environment has included a number of employee-focused office policies, which are aimed at increasing productivity and employee morale and which have increased our costs. As we continue to develop our infrastructure, and particularly in light of reductions in headcount, including as part of our restructuring initiatives, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract competent personnel who are willing to embrace our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

Risks Related to the Ownership of Our Class A Common Stock

The stock price of our Class A common stock has been, and will likely continue to be, volatile and you could lose all or part of your investment.

The market price of our Class A common stock has been, and will likely continue to be, volatile, including an increase during the COVID-19 pandemic and a decrease as the public returned to pre-pandemic routines and other factors. In addition, the trading prices of securities of technology companies in general have been highly volatile.

In addition to the factors discussed in this Annual Report on Form 10-K, the market price of our Class A common stock has fluctuated and may in the future fluctuate significantly in response to numerous factors, some of which are beyond our control, including:

•our ability to execute and realize the benefits of strategic plans, such as the restructuring initiatives we announced in February 2022 and May 2024, including our ability to achieve targeted cost savings;
•overall performance of the equity markets and the performance of technology companies in particular;
•variations in our operating results, cash flows, and other financial and non-financial metrics;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet expectations of analysts or investors;
•recruitment, satisfaction or departure of key personnel, including the departure of our former CEO, the temporary appointment of our interim co-CEOs, and the need to timely identify and integrate a new CEO within our organization;
•general economic conditions;
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
•regulatory action involving us, our industry, or both, or investigations by regulators and other third parties into our operations or those of our competitors;
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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. The Company has been named in three putative securities class action lawsuits, and ten putative stockholder derivative actions. These lawsuits and any other securities or stockholder litigation actions could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business. See “Risks Related to Laws, Regulation, and Legal Proceedings.”

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

There were a total of 376,261,713 shares of our Class A common stock and Class B common stock outstanding as of June 30, 2024. All shares of our Class A common stock and Class B common stock are freely tradable, except for certain limitations, including with respect to holding periods, on any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

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

In addition, as of June 30, 2024, we had 55,811,463 shares of Class A common stock underlying restricted stock units that were awarded but not yet vested, and stock options outstanding that, if fully exercised, would result in the issuance of 11,082,849 shares of Class B common stock and 17,818,640 shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, and limitations applicable to shares held by our affiliates, the vested restricted stock and shares issued upon exercise of outstanding stock options will be available for immediate resale in the open market.

The dual class structure of our common stock has the effect of concentrating voting control with our directors, executive officers, and certain other holders of our Class B common stock; this will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control most matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) ten years from the closing of the IPO, and (iii) the date the shares of Class B common stock cease to represent at least 1% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Provisions in our restated certificate of incorporation and second amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition or other change of control of our company that the stockholders may consider favorable. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, our restated certificate of incorporation and second amended and restated bylaws include provisions that:

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

Our restated certificate of incorporation and second amended and restated bylaws contain exclusive forum provisions for certain claims, which may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our second amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine.

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

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or employees, which may discourage lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation and/or second amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results.

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

Our 0.00% Convertible Senior Notes due 2026 and our 5.50% Convertible Senior Notes due 2029 (together, the “Notes”) are our senior, unsecured obligations and rank equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. In addition, because none of our subsidiaries guarantee the Notes, the Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. As of June 30, 2024, we had approximately $1.5 billion in total indebtedness ($549.0 million of which was the Notes) and approximately $100.0 million of available borrowing capacity under the revolving credit facility in our Third Amended and Restated Credit Agreement. Our subsidiaries had no outstanding additional indebtedness as of June 30, 2024. The indentures governing the Notes do not prohibit us or our subsidiaries from incurring additional indebtedness, including senior or secured indebtedness, in the future.

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

As of June 30, 2024, we had approximately $1.5 billion aggregate principal amount in total indebtedness ($1.0 billion of which was secured indebtedness) and approximately $100.0 million of available borrowing capacity under our revolving credit facility. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things: increasing our vulnerability to adverse economic and industry conditions; limiting our ability to obtain additional financing; requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes; limiting our flexibility to plan for, or react to, changes in our business; diluting the interests of our existing stockholders as a result of issuing shares of our Class A common stock upon conversion of the Notes; and placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future. In addition, our credit agreement contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change or to pay any cash amounts due upon conversion, and our other indebtedness limits our ability to repurchase the Notes or pay cash upon their conversion.

Noteholders may, subject to a limited exception, require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we may satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our Class A common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture.

A default under the indenture governing the notes or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management
We have developed and implemented a cybersecurity risk management program intended to preserve the confidentiality, integrity and availability of Peloton’s systems and information, including our Members’ data, APIs and web and mobile applications. Our cybersecurity program is guided by industry standards developed by the National Institute of Standards and Technology (”NIST”). We seek to address cybersecurity risks through a comprehensive, cross-functional approach that focuses on protecting the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. Our cybersecurity program is also integrated with Peloton’s broader enterprise risk management program, through which we manage business, cybersecurity, information technology, privacy, legal, and geopolitical risks, among others.
While no organization can eliminate cybersecurity risk entirely, we believe our cybersecurity program is reasonably designed to mitigate our cybersecurity and information technology risks. Our cybersecurity program is supported by our information security team, which is primarily responsible for identifying, monitoring and preventing cybersecurity threats and our data privacy team, which is primarily responsible for developing, creating, maintaining and enforcing privacy policies, standards and procedures. Our information security team reviews potential identified incidents through various internal and external resources; identifies potential or actual cybersecurity threats; evaluates and prioritizes threats based on severity; investigates and mitigates the cause and impact of such incidents; administers our documented response procedures with respect to any data breach; and implements safeguards to help prevent recurrence.
Education, training and preparedness are important elements of our cybersecurity program. Peloton requires new employees to undertake a cybersecurity training and provides regular training updates to other employees. Additional trainings are mandatory for those employees who handle confidential (including personal) information.
We perform due diligence regarding our third-party suppliers, service providers and other business partners. This may include requiring evidence demonstrating third parties’ ability to meet our cybersecurity and data handling requirements. In addition, Peloton’s business partners who process data are contractually obligated to notify us if they experience certain incidents impacting our or our Members’ data. Our ability to monitor the cybersecurity practices of third parties is limited and there can be no assurance that we can prevent or mitigate the risk of any compromise or failure in the information systems, software, network or other cybersecurity assets owned or controlled by third parties.
We regularly perform internal testing and engage independent third parties to perform audits and assessments as we deem appropriate. For example, our alignment with NIST standards has been reviewed by an industry-leading auditing firm. We also maintain a cyber insurance policy to help manage, in part, costs associated with significant cybersecurity incidents that may occur. We continue to invest in our cybersecurity program and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain.
For a discussion regarding risks from cybersecurity threats, see our risk factors, including the risk factors titled “–Any major disruption or failure of our information technology systems or websites, or our failure to successfully implement upgrades and new technology effectively, could adversely affect our business and operations”, “–Cybersecurity risks could adversely affect our business and disrupt our operations”, “–Our business is subject to the risk of earthquakes, fire, power outages, floods, hurricanes, public health crises, ransomware and other cybersecurity attacks, labor disputes, and other catastrophic events, and to interruption by man-made problems such as terrorism and international geopolitical conflicts”, “–We collect, store, process, and use personal data and other Member data, which subjects us to legal obligations and laws and regulations related to security and privacy, and any actual or perceived failure to meet those obligations could harm our business”, under the heading “Risk Factors—Risks Related to Our Business” in Part I, Item 1A of this Annual Report on Form 10-K.
Cybersecurity Governance
While everyone at Peloton has a role in managing cybersecurity risks, our Board of Directors and senior management team are actively involved in the oversight of our cybersecurity program. Our Board of Directors and the Audit Committee of our Board of Directors oversee Peloton’s cybersecurity matters through regular reports and reviews, as well as reporting on material cybersecurity incidents. These include presentations by the Company’s Senior Vice President, Chief Security and Trust Officer (“CISO”) to the Audit Committee on a quarterly basis, along with ad hoc reports on cybersecurity incidents, threat detection and mitigation plans to the Audit Committee, our Board of Directors and our executive team.
Our CISO leads our information security team and has more than 20 years of cybersecurity experience across four public companies. He is supported by our Vice President of Privacy Compliance, who leads our data privacy team. Our cybersecurity program is supported by other members of our senior management team as well, including our Chief Legal Officer and members of Peloton’s disclosure committee. Members of executive leadership are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management process. The CISO also provides updates to Peloton’s senior management regarding cybersecurity risks, and meets regularly with Peloton’s finance, enterprise technology, disclosure and internal audit teams.

Item 2. Properties

As of June 30, 2024, our principal properties included our corporate headquarter offices, field operations and distribution facilities, retail locations and production studio facilities.

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

We lease retail properties in the United States, Canada, the United Kingdom, Germany, and Australia.

Our retail locations and office space are used to support both of our reporting segments (Connected Fitness Products and Subscription) and are suitable and adequate for the conduct of our business. Refer to Note 19 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for further details regarding our segments. In April 2024, as part of the 2024 Restructuring Plan, we announced the continued closures of certain of our retail locations.

We lease our production studio facilities, which are located in New York City and London, and are used to support our Subscription segment. In addition, we lease and sublease field operations and distribution facilities primarily in North America and Europe, which are used to support our Connected Fitness segment.

In May 2021, we announced plans to build a U.S. manufacturing facility in Troy Township, Ohio, which we called "Peloton Output Park" and is where we had planned to manufacture Connected Fitness Products in addition to our existing manufacturing facilities. In February 2022, as part of the 2022 Restructuring Plan, we announced the closing of several assembly and manufacturing plants, including our plans to sell the facility that was intended to be Peloton Output Park. In January 2024, the Company completed the sale of the Peloton Output Park building and a portion of the corresponding land and received net proceeds of approximately $31.9 million.

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

Holders of Record
As of July 31, 2024, there were 33 registered holders of our Class A common stock and 73 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

A discussion of our results of operations for our fiscal year ended June 30, 2023 compared to the year ended June 30, 2022 is included our Annual
Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on August 23, 2023 (File No. 001-39058) under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview
Peloton is a leading global fitness company with a highly engaged community of over 6.4 million Members as of June 30, 2024. A category innovator at the nexus of fitness, technology, and media, Peloton's first-of-its-kind subscription platform seamlessly combines innovative hardware, distinctive software, and exclusive content. Its world-renowned Instructors coach and motivate Members to be the best version of themselves anytime, anywhere. We define a “Member” as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid Peloton App Subscription, and completes 1 or more workouts in the trailing 12 month period. We define a completed workout as either completing at least 50% of an Instructor-led class, Scenic ride, run, or row, or ten or more minutes of “Just Ride”, “Just Run”, or “Just Row” mode.

Our Connected Fitness Products portfolio includes the Peloton Bike, Bike+, Tread, Tread+, Guide, and Row. Access to the Peloton App is available with an All-Access or Guide Membership for Members who have Connected Fitness Products or through a standalone App Membership with multiple Membership tiers. Our revenue is generated primarily from recurring Subscription revenue and the sale of our Connected Fitness Products. We define a “Paid Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, who has paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers).

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

Fourth Quarter Fiscal 2024 Update and Recent Developments
Product Innovation
We recently launched Find Friends to enhance our platform’s community building potential beyond the leaderboard. New and prospective members may now connect with their existing network. This and other social features launching soon are designed to enhance the member experience with organic, community-based motivation. We expect these social features to drive member retention and organic acquisition over time.

Peloton for Business
Peloton for Business is focused on bringing Peloton to commercial settings, including gyms, to meet customers wherever they workout. In June we launched a pilot with the YMCA of Metropolitan Chicago focused on bringing Peloton to the gym in a holistic way. This includes more than 100 Bike+ and Rows across 15 locations in the metropolitan Chicago area and integrating the Peloton App membership's compelling content library with over 16 modalities into the YMCA membership. We plan to leverage this partnership to gather insights for potential future gym-focused initiatives.

Building on the success of our existing Lululemon content licensing arrangement, which has delivered incremental subscription revenue and subscription margin accretion, we announced a multi-year content licensing agreement with Google Fitbit last week to offer a wide portfolio of Peloton classes in the US, the UK, Canada and Australia. Fitbit will distribute best-in-class Peloton content to the highly engaged user base on Fitbit’s app. Peloton Members will also receive special offers on Google Pixel Watch and Fitbit Charge 6 devices.

Member Experience
Member satisfaction scores (“MSAT”) show that our investments in improving Member experience when they contact Peloton for customer support are driving significant improvements. We’ve steadily improved the average MSAT every month since December 2023, from 3.4 to 4.1, an increase of 22% over that time period.

Debt Refinancing
In May 2024, we successfully concluded a refinancing of our balance sheet, accomplishing the goals of deleveraging and extending our maturities with more flexible terms at a reasonable cost of capital. We decreased debt by roughly $200 million and our average maturity has been extended to 2029. Refer to Note 12 - Debt in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

In fiscal year 2023 we continued to take actions to implement the 2022 Restructuring Plan. In July 2022, we announced we were exiting all owned-manufacturing operations and expanding our current relationship with a Taiwanese manufacturer, Rexon Industrial Corporation. Additionally, in August 2022, we announced our decision to (i) fully transition our North American Field Operations to third-party providers, including the significant reduction of our delivery workforce teams; (ii) eliminate a significant number of roles on the North America Member Support team and exit our real-estate footprints in our Plano and Tempe locations; and (iii) reduce our retail showroom presence. In January 2024, we completed the sale of the Peloton Output Park building and a portion of the corresponding land and received net proceeds of approximately $31.9 million.

On April 22, 2024, our Board of Directors approved a new restructuring plan to expand upon its 2022 Restructuring Plan (as expanded, the “2024 Restructuring Plan”). We believe that the 2024 Restructuring Plan will position Peloton for sustained, positive free cash flow, while enabling the Company to continue to invest in software, hardware and content innovation, improvements to its Member support experience, and optimizations to marketing efforts to scale the business. The 2024 Restructuring Plan includes: (i) a reduction in global headcount by approximately 15%, which impacted roughly 400 Peloton team members; and (ii) continued closures of our retail locations. We expect the majority of the 2024 Restructuring Plan to be implemented by the end of fiscal 2025.

Total charges related to the 2022 Restructuring Plan were as follows:

	Fiscal Year Ended June 30,
	2024	2023
	(in millions)
Cash restructuring charges:
Severance and other personnel costs	$7.5	$85.1
Exit and disposal costs and professional fees	16.1	19.3
Total cash charges	23.6	104.4
Non-cash charges:
Asset write-downs and write-offs	31.1	139.3
Stock-based compensation expense	7.2	85.0
Write-offs of inventory related to restructuring activities	1.0	3.7
Loss on sale of subsidiary	3.8	—
Total non-cash charges	43.1	228.0
Total	$66.8	$332.4

Total charges related to the 2024 Restructuring Plan were as follows:

Fiscal Year Ended June 30, 2024
(in millions)
Cash restructuring charges:
Severance and other personnel costs	$29.0
Exit and disposal costs and professional fees	3.1
Total cash charges	32.1
Non-cash charges:
Asset write-downs and write-offs	9.7
Stock-based compensation expense	(0.6)
Total non-cash charges	9.1
Total	$41.1

We have made progress in achieving goals in our restructuring initiatives. For example, we have reduced our negative Net cash used in operating activities from $(387.6) million in the fiscal year ended June 30, 2023 to $(66.1) million in the fiscal year ended June 30, 2024. We also have reduced our negative Free Cash Flow from $(470.0) million in the fiscal year ended June 30, 2023 to $(85.8) million in the fiscal year ended June 30, 2024. Total operating expenses (excluding Impairment expense, Restructuring expense, and Supplier settlements) decreased 8% year-

over-year in fiscal year 2024 and we continue our work in looking for additional efficiencies. We have also continued to close retail showrooms and we will continue optimizing our showroom footprint over the course of fiscal year 2025. Throughout fiscal year 2025, we expect further improvements in the above as well as a number of other measures by which we measure the success of our restructuring initiatives.

In connection with the 2024 Restructuring Plan, which includes any remaining restructuring activity under the original 2022 Restructuring Plan, we estimate that we will incur additional cash charges of approximately $40.0 million, primarily composed of lease termination and other exit costs, the majority of which are expected to be incurred by the end of fiscal year 2025. Additionally, we expect to recognize additional non-cash charges of approximately $20.0 million, primarily composed of non-inventory asset impairment charges on retail showrooms in connection with the 2024 Restructuring Plan, the majority of which are expected to be incurred by the end of fiscal year 2025.

Upon full implementation, we expect the plan to result in reduced annual run-rate expenses by more than $200 million by the end of fiscal year 2025.

We do not believe these cost-saving measures will impair our ability to conduct any of our key business functions. However, we may not be able to realize the cost savings and benefits initially anticipated as a result of the 2022 Restructuring Plan and the 2024 Restructuring Plan, and costs may be greater than expected. See “Risk Factors—Risks Related to Our Business—We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.”

Tread+ Product Recall Return Reserves and Cost Estimates
In May 2021, we announced a voluntary recall of our Tread+ product in collaboration with the CPSC and halted sales of this product to work on product enhancements. Members were notified that they could return their Tread+ for a full refund, or wait until a solution was available. In collaboration with the CPSC, on May 18, 2023, we jointly announced approval of a rear guard repair for the recalled Tread+. We have made this rear guard available to our Members who continue to own a Tread+ and during the fiscal year ended June 30, 2024, we resumed deliveries of the Tread+ from our existing inventory with the rear guard installed.

As a result of the Tread+ recall, we recognized a (benefit)/reduction to Connected Fitness Products revenue for actual and estimated future returns of $(4.5) million, $14.6 million, and $48.9 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. Return reserves related to the impacts of the Tread+ recall of $6.7 million and $24.4 million were included within Accounts payable and accrued expenses in the Consolidated Balance Sheets as of June 30, 2024 and June 30, 2023, respectively. Accruals for costs associated with the Tread+ repair of $4.1 million and $10.0 million were included within Accounts payable and accrued expenses in the Consolidated Balance Sheets as of June 30, 2024 and June 30, 2023, respectively. During the same period, we recognized accruals of for the cost associated with the Tread+ rear guard repair based on an amount that was deemed probable and reasonably estimable.

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

Bike Seat Post Recall
In May 2023, in collaboration with the CPSC, we announced a voluntary recall of the original Peloton Bike (not Bike+) sold in the U.S. from January 2018 to May 2023 related to its seat post, and we are offering Members a free replacement seat post as the approved repair. As a result of this recall, the Company recognized $(5.5) million and $48.4 million for the (benefits) costs to replace the bike seat posts based on an amount that was deemed probable and reasonably estimable, reflected in Connected Fitness Products cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended June 30, 2024 and 2023. As of June 30, 2024 and June 30, 2023, accruals of $1.2 million and $42.2 million, respectively, were included within Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets related to the recall. The estimated cost to replace the bike seat posts is primarily based on the estimated number of requests for seat posts and the estimated costs of the production and shipment of the replacement parts.

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

	Fiscal Year Ended June 30,
	2024	2023	2022
Ending Paid Connected Fitness Subscriptions(1)	2,981,131	2,997,443	2,913,131
Average Net Monthly Paid Connected Fitness Subscription Churn(2)	1.4%	1.3%	—
Ending Paid App Subscriptions	615,226	827,821	979,817
Average Monthly Paid App Subscription Churn(3)	7.7%	—	—
Subscription Gross Profit (in millions)	$1,157.7	$1,122.1	$944.7
Subscription Contribution (in millions)(4)	$1,231.6	$1,201.8	$994.2
Subscription Gross Margin	67.8%	67.2%	67.7%
Subscription Contribution Margin(4)	72.1%	72.0%	71.3%
Net loss (in millions)	$(551.9)	$(1,261.7)	$(2,827.7)
Adjusted EBITDA (in millions)(5)	$3.5	$(208.5)	$(982.7)
Net Cash Used in Operating Activities (in millions)	$(66.1)	$(387.6)	$(2,020.0)
Free Cash Flow (in millions)(6)	$(85.8)	$(470.0)	$(2,357.4)
______________________________
(1) New reporting metric, effective as of the beginning of fiscal year 2024, replaced Ending Connected Fitness Subscriptions. See Ending Paid Connected Fitness Subscriptions definition below.
(2) New reporting metric, effective as of the beginning of fiscal year 2024, replaced Average Net Monthly Connected Fitness Churn. See Average Net Monthly Paid Connected Fitness Subscription Churn definition below. Includes metrics that were not available during the fiscal year ended June 30, 2022.
(3) This metric, effective as of the beginning of fiscal year 2024, is reported on a go-forward basis as it includes App One and App+ subscriptions that were not available during the fiscal year ended June 30, 2023 and 2022.
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

Ending Paid Connected Fitness Subscriptions

Ending Paid Connected Fitness Subscriptions includes all Connected Fitness Subscriptions for which we are currently receiving payment (a successful credit card billing or prepaid subscription credit or waiver). Prior to fiscal year 2024, we included a Connected Fitness Subscription that is paused for up to three months as a Connected Fitness Subscription. Because there is no payment on a paused subscription, effective as of the beginning of fiscal year 2024, we no longer include paused Connected Fitness Subscriptions in our Ending Paid Connected Fitness Subscription count.

Average Net Monthly Paid Connected Fitness Subscription Churn

To align with the definition of Ending Paid Connected Fitness Subscriptions above, our quarterly Average Net Monthly Paid Connected Fitness Subscription Churn is calculated as follows: Paid Connected Fitness Subscriber “churn count” in the quarter, divided by the average number of beginning Paid Connected Fitness Subscribers each month, divided by three months. “Churn count” is defined as quarterly Connected Fitness Subscription churn events minus Connected Fitness Subscription unpause events minus Connected Fitness Subscription reactivations.

We refer to any cancellation or pausing of a subscription for our All-Access Membership as a churn event. Because we do not receive payment for paused Connected Fitness Subscriptions, a paused Connected Fitness Subscription is now treated as a churn event at the time the pause goes into effect, which is the start of the next billing cycle. An unpause event occurs when a pause period elapses without a cancellation and the Connected Fitness Subscription resumes, and is therefore counted as a reduction in our churn count in that period. Consistent with our previous practice, our churn count is shown net of reactivations and our new quarterly Average Net Monthly Paid Connected Fitness Subscription Churn metric averages the monthly Connected Fitness churn percentage across the three months of the reported quarter.

Prior to fiscal year 2024, we reported Average Net Monthly Connected Fitness Churn, which is defined as Connected Fitness Subscription cancellations, net of reactivations, in the quarter, divided by the average number of beginning Connected Fitness Subscriptions in each month, divided by three months. This metric does not treat a pause of a Connected Fitness Subscription as a churn event. When a Connected Fitness Subscription payment method fails, we communicate with our Members to update their payment method and make multiple attempts over several days to charge the payment method on file and reactivate the subscription. We cancel a Member's Connected Fitness Subscription when it remains unpaid for two days after their billing cycle date.

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

Components of our Results of Operations
Revenue
Connected Fitness Products
Connected Fitness Products revenue consists of sales of our portfolio of Connected Fitness Products and related accessories, as well as Precor branded fitness products, delivery and installation services, rental lease arrangements, extended warranty agreements, branded apparel, and commercial service contracts. Connected Fitness Products revenue is recognized at the time of delivery, except for extended warranty revenue that is recognized over the warranty period and service revenue that is recognized over the term, and is recorded net of sales returns and concessions, discounts and allowances, and third-party financing program fees, when applicable.

Subscription
Subscription revenue primarily consists of revenue generated from our Connected Fitness Subscription and Peloton App Subscription, which are offered on a month-to-month or prepaid basis.

As of June 30, 2024, 99% and 84% of our Connected Fitness Subscription and Paid App Subscription bases, respectively, were paying month-to-month.

If a Connected Fitness Subscription owns multiple, different Peloton Connected Fitness Products (e.g. owns a Peloton Bike and Peloton Tread) in the same household, the price of the Subscription remains $44 monthly. As of June 30, 2024, approximately 10% of our Connected Fitness Subscriptions owned multiple, different Connected Fitness Products.

Cost of revenue
Connected Fitness Products
Connected Fitness Products cost of revenue consists of our portfolio of Connected Fitness Products, related accessories, and branded apparel product costs, including third party manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement and service costs, fulfillment costs, warehousing costs, costs related to our commercial business, depreciation of property and equipment, and certain costs related to management, facilities, and personnel-related expenses associated with supply chain logistics. Inventory write-downs and related obsolescence reserve expense are also included within Connected Fitness Products cost of revenue.

Subscription
Subscription cost of revenue includes costs associated with content creation and costs to stream content to our Members. These costs consist of both fixed costs, including studio rent and occupancy, other studio overhead, Instructor and production personnel-related expenses, depreciation of property and equipment as well as variable costs, including music royalty fees, third-party platform streaming costs, and payment processing fees for our monthly subscription billings.

Operating expenses
Sales and marketing
Sales and marketing expense consists of performance marketing media spend, asset creation, and other brand creative, costs to operate our retail showrooms including rent and occupancy charges, payment processing fees incurred in connection with the sale of our Connected Fitness Products, sales and marketing personnel-related expenses, expenses related to the Peloton App, and depreciation of property and equipment.

General and administrative
General and administrative expense includes personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal, human resources, IT functions and Member Support team. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax and accounting services, depreciation of property and equipment, and insurance, as well as litigation settlement costs.

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

Non-operating income and expenses
Other expense, net
Other expense, net consists of interest (expense) income, unrealized and realized gains (losses) on investments, net gains relating to our refinancing activities, and foreign exchange gains (losses).

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

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$991.7	$1,130.2	$2,187.5
Subscription	1,708.7	1,670.1	1,394.7
Total revenue	2,700.5	2,800.2	3,582.1
Cost of revenue(1)(2)
Connected Fitness Products	943.0	1,328.8	2,433.8
Subscription	551.0	547.9	450.0
Total cost of revenue	1,494.0	1,876.7	2,883.8
Gross profit	1,206.5	923.5	698.4
Operating expenses
Sales and marketing(1)(2)	658.9	648.2	1,018.9
General and administrative(1)(2)	651.0	798.1	963.4
Research and development(1)(2)	304.8	318.4	359.5
Goodwill impairment	—	—	181.9
Impairment expense	57.3	144.5	390.5
Restructuring expense(1)	66.1	189.4	180.7
Supplier settlements	(2.6)	22.0	337.6
Total operating expenses	1,735.5	2,120.6	3,432.4
Loss from operations	(529.0)	(1,197.1)	(2,734.0)
Other expense, net:
Interest expense	(112.5)	(97.1)	(43.0)
Interest income	35.1	26.4	2.3
Foreign exchange gain (loss)	—	7.0	(31.8)
Other income (expense), net	0.7	2.9	(1.5)
Net gain on debt refinancing	53.6	—	—
Total other expense, net	(23.2)	(60.9)	(74.1)
Loss before income taxes	(552.1)	(1,258.0)	(2,808.1)
Income tax (benefit) expense	(0.2)	3.7	19.6
Net loss	$(551.9)	$(1,261.7)	$(2,827.7)

____________________

(1) Includes stock-based compensation expense as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in millions)
Cost of revenue
Connected Fitness Products	$10.1	$14.3	$20.2
Subscription	39.3	42.8	22.7
Total cost of revenue	49.5	57.1	42.9
Sales and marketing	19.7	28.9	30.5
General and administrative	177.1	167.2	152.4
Research and development	58.8	66.7	46.0
Restructuring expense	6.6	85.0	56.5
Total stock-based compensation expense	$311.7	$405.0	$328.4

During the fiscal year ended June 30, 2024, in connection with the CEO transition, we recognized stock-based compensation expense of $41.9 million for one year of accelerated vesting of stock options, which had an exercise price of $38.77 per share and a grant date fair value of approximately $167.6 million. In addition, we recognized incremental stock-based compensation expense of $5.4 million for the modification of stock option awards related to extension of the exercise window through December 31, 2027. These expenses were recognized within General and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss.

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
____________________
(2) Includes depreciation and amortization expense as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in millions)
Cost of revenue
Connected Fitness Products	$16.5	$18.7	$20.0
Subscription	34.6	36.9	26.8
Total cost of revenue	51.0	55.5	46.8
Sales and marketing	23.4	31.1	29.6
General and administrative	23.7	26.3	45.7
Research and development	10.7	11.4	20.7
Total depreciation and amortization expense	$108.8	$124.3	$142.8

Comparison of the fiscal years ended June 30, 2024 and 2023
Revenue

	Fiscal Year Ended June 30,
	2024	2023	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$991.7	$1,130.2	(12.2)%
Subscription	1,708.7	1,670.1	2.3
Total revenue	$2,700.5	$2,800.2	(3.6)%
Percentage of revenue
Connected Fitness Products	36.7%	40.4%
Subscription	63.3	59.6
Total	100.0%	100.0%
Fiscal Years Ended June 30, 2024 and 2023
Connected Fitness Products revenue decreased $138.4 million for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023. This decrease was primarily attributable to fewer Bike, Accessory, and Row deliveries driven by less demand, partially offset by higher demand from our rental program and Tread+.

Subscription revenue increased $38.7 million for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023. This increase was primarily attributable to incremental revenue from content licensing that was not in effect during the fiscal year ended June 30, 2023.

Cost of Revenue, Gross Profit, and Gross Margin

	Fiscal Year Ended June 30,
	2024	2023	% Change
	(dollars in millions)
Cost of Revenue:
Connected Fitness Products	$943.0	$1,328.8	(29.0)%
Subscription	551.0	547.9	0.6
Total cost of revenue	$1,494.0	$1,876.7	(20.4)%
Gross Profit:
Connected Fitness Products	$48.8	$(198.6)	124.6%
Subscription	1,157.7	1,122.1	3.2
Total Gross profit	$1,206.5	$923.5	30.6%
Gross Margin:
Connected Fitness Products	4.9%	(17.6)%
Subscription	67.8%	67.2%

Fiscal Years Ended June 30, 2024 and 2023

Connected Fitness Products cost of revenue for the fiscal year ended June 30, 2024 decreased $385.8 million, or 29.0%, compared to the fiscal year ended June 30, 2023. This decrease was primarily driven by fewer deliveries stemming from lower demand for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023.

Our Connected Fitness Products Gross Margin increased to 4.9% from (17.6)% for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023, primarily driven by lower net costs associated with product recall related matters, a decrease in inventory write downs and related obsolescence reserve expense, and lower shipping and logistics costs. Our extended warranty business did not have a material impact on our year-over-year change in Connected Fitness Products Gross Margin.

Subscription cost of revenue for the fiscal year ended June 30, 2024 increased $3.1 million, or 0.6%, compared to the fiscal year ended June 30, 2023. This increase was primarily driven by increases in platform streaming and content productions costs of $8.7 million and increases in personnel related expenses of $7.1 million, partially offset by a decrease of $7.2 million in music royalties, a decrease in stock-based compensation expense, and a decrease in depreciation and amortization expenses.

Subscription Gross Margin remained consistent for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023.

Operating Expenses
Sales and Marketing

	Fiscal Year Ended June 30,
	2024	2023	% Change
	(dollars in millions)
Sales and marketing	$658.9	$648.2	1.7%
As a percentage of total revenue	24.4%	23.1%

Fiscal Years Ended June 30, 2024 and 2023

Sales and marketing expense increased $10.8 million in the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023. The increase was primarily due to an increase in spending on advertising and marketing programs of $74.1 million. This increase was partially offset by decreases in personnel-related expenses of $27.8 million, primarily due to decreased average headcount, decreases in rent and occupancy and other retail related costs of $16.2 million, primarily driven by a reduction in our retail showroom presence, decreases in stock-based compensation expense of $7.7 million, primarily driven by the acceleration of certain restricted stock unit vesting schedules and the repricing of certain stock option awards during the prior year, decreases in depreciation and amortization expense of $9.2 million, and decreases in business operations.

General and Administrative

	Fiscal Year Ended June 30,
	2024	2023	% Change
	(dollars in millions)
General and administrative	$651.0	$798.1	(18.4)%
As a percentage of total revenue	24.1%	28.5%
Fiscal Years Ended June 30, 2024 and 2023

General and administrative expense decreased $147.1 million in the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023. The decrease was driven by the $75.0 million Dish settlement during the fiscal year ended June 30, 2023 as well as reductions in professional services fees (comprised of legal, accounting, and consulting fees) of $45.2 million, personnel-related expenses of $18.0 million, primarily due to decreased average headcount, and decreases in IT and software expenses of $8.2 million. These decreases were partially offset by an increase in stock-based compensation expense of $9.9 million, primarily related to expense recognized in connection with the CEO transition, offset by the acceleration of certain restricted stock unit vesting schedules and the repricing of certain stock option awards during the prior year.

Research and Development

	Fiscal Year Ended June 30,
	2024	2023	% Change
	(dollars in millions)
Research and development	$304.8	$318.4	(4.3)%
As a percentage of total revenue	11.3%	11.4%
Fiscal Years Ended June 30, 2024 and 2023

Research and development expense decreased $13.7 million, or 4.3% in the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023. The decrease was primarily due to decreases of $11.8 million in product development and research costs, decreases of $6.3 million in business operations, and decreases of $7.9 million in stock-based compensation expense, primarily driven by the acceleration of certain restricted stock unit vesting schedules and the repricing of certain stock option awards during the prior year. The decrease was partially offset by increases of $15.0 million in personnel-related expenses, as a result of a larger portion being capitalized during the fiscal year ended June 30, 2023.

Impairment expense

	Fiscal Year Ended June 30,
	2024	2023	% Change
	(dollars in millions)
Impairment expense	$57.3	$144.5	(60.4)%

Fiscal Years Ended June 30, 2024 and 2023

Impairment expense decreased $87.3 million, or 60.4% in the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023. This decrease was primarily driven by decreases in asset write-downs and write-offs related to restructuring initiatives.

Restructuring expense

	Fiscal Year Ended June 30,
	2024	2023	% Change
	(dollars in millions)
Restructuring expense	$66.1	$189.4	(65.1)%

Fiscal Years Ended June 30, 2024 and 2023

Restructuring expense decreased $123.3 million in the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023, primarily related to decreases of $78.5 million in stock-based compensation expense, primarily due to incremental stock-based compensation expense from exercise window modifications and the acceleration of certain restricted stock unit vesting schedules pursuant to severance arrangements during the prior fiscal year and decreases of $48.6 million in cash severance and other personnel costs. These decreases were partially offset by an increase of $3.7 million, primarily related to a loss on the sale of a manufacturing subsidiary.

Supplier settlements

	Fiscal Year Ended June 30,
	2024	2023	% Change
	(dollars in millions)
Supplier settlements	$(2.6)	$22.0	(112.0)%

Fiscal Years Ended June 30, 2024 and 2023

Supplier settlements decreased $24.6 million in the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023. These costs, which consisted of settlement and related costs paid to third-party suppliers to terminate certain future inventory purchase commitments, were $22.0 million for the fiscal year ended June 30, 2023.

Total Other Expense, Net and Income Tax (Benefit) Expense

	Fiscal Year Ended June 30,
	2024	2023	% Change
	(dollars in millions)
Interest Expense	$(112.5)	$(97.1)	15.8%
Interest Income	35.1	26.4	32.9%
Foreign exchange (losses) gains	—	7.0	(100.5)%
Other income, net	0.7	2.9	(77.3)%
Net gain on debt refinancing	53.6	—	*NM
Income tax (benefit) expense	(0.2)	3.7	(105.5)%
___________________________
*NM - not meaningful

Fiscal Years Ended June 30, 2024 and 2023
Total other expense, net, was comprised of the following for the fiscal year ended June 30, 2024:

•Interest expense primarily related to term loan, convertible notes, and deferred financing costs of $112.5 million;
•Interest income from cash, cash equivalents, and short-term investments of $35.1 million;
•Foreign exchange losses were minimal;
•Other income, net of $0.7 million; and
•Net gain on debt refinancing of $53.6 million, related to the 2026 Notes gain on extinguishment of debt of $69.8 million, partially offset by the Term Loan loss on extinguishment of $7.5 million and modification of debt of $8.7 million.

Total other expense, net, was comprised of the following for the fiscal year ended June 30, 2023:

•Interest expense primarily related to term loan, convertible notes, and deferred financing costs of $97.1 million;
•Interest income from cash, cash equivalents, and short-term investments of $26.4 million;
•Foreign exchange gains of $7.0 million; and
•Other income, net of $2.9 million.

Income tax (benefit) expense for the fiscal year ended June 30, 2024 and 2023 of $(0.2) million and $3.7 million, respectively, was primarily due to state and international taxes.
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
•Adjusted EBITDA does not reflect gains (losses) associated with refinancing efforts that we have determined are outside of the ordinary course of business and are nonrecurring, infrequent or unusual based on factors such as the nature and strategy of the refinancing, as well as our frequency and past practice of performing refinancing activities.
•Adjusted EBITDA does not reflect certain litigation expenses, consisting of legal settlements and related fees for specific proceedings that we have determined arise outside of the ordinary course of business and are nonrecurring, infrequent or unusual based on the following considerations which we assess regularly: (1) the frequency of similar cases that have been brought to date, or are expected to be brought within two years; (2) the complexity of the case; (3) the nature of the remedy(ies) sought, including the size of any monetary damages sought; (4) offensive versus defensive posture of us; (5) the counterparty involved; and (6) our overall litigation strategy. Following a change in practice beginning during the fiscal year ended December 31, 2022, we no longer adjust adjusted EBITDA for costs from new patent litigation or consumer arbitration claims, unless we consider the matter to be nonrecurring, infrequent or unusual. We continue to adjust adjusted EBITDA for historical patent infringement and consumer arbitration claims that were determined, prior to our change in practice, to be nonrecurring, infrequent, or unusual;
•Adjusted EBITDA does not reflect transaction and integration costs related to acquisitions;
•Adjusted EBITDA does not reflect impairment charges for goodwill and fixed assets, and gains (losses) on disposals for fixed assets;
•Adjusted EBITDA does not reflect the impact of purchase accounting adjustments to inventory related to the Precor acquisition;
•Adjusted EBITDA does not reflect costs associated with certain product recall related matters including adjustments to the return reserves, inventory write-downs, logistics costs associated with Member requests, the cost to move the recalled product for those that elect the option, subscription waiver costs of service, and recall-related hardware development and repair costs. We make adjustments for product recall related matters that we have determined arise outside of the ordinary course of business and are nonrecurring, infrequent or unusual based on factors including the nature of the product recall, our experience with similar product recalls at the time of such assessment, the impacts on us of the recall remedy and associated logistics, supply chain, and other externalities, as well as the expected consumer demand for such a remedy, and operational complexities in the design, regulatory approval and deployment of a remedy;
•Adjusted EBITDA does not reflect reorganization, severance, exit, disposal, and other costs associated with restructuring plans;
•Adjusted EBITDA does not reflect nonrecurring supplier settlements that are outside of the ordinary course of business and are nonrecurring, infrequent or unusual based on factors such as the nature of the settlements, as well as our frequency and past practice of performing refinancing activities; and
•The expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results and we may, in the future, exclude other significant, unusual expenses or other items from this financial measure. Because companies in our industry may calculate this measure differently than we do, its usefulness as a comparative measure can be limited.

Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Adjusted EBITDA

	Fiscal Year Ended June 30,
	2024	2023	2022
	(dollars in millions)
Net loss	$(551.9)	$(1,261.7)	$(2,827.7)
Adjusted to exclude the following:
Total other (income) expense, net(1)	76.8	60.9	74.1
Net gain on debt refinancing(2)	(53.6)	—	—
Income tax (benefit) expense	(0.2)	3.7	19.6
Depreciation and amortization expense	108.8	124.3	142.8
Stock-based compensation expense	305.2	319.9	271.8
Goodwill impairment	—	—	181.9
Impairment expense	57.3	144.5	390.5
Restructuring expense(3)	67.1	193.0	237.5
Supplier settlements(4)	(2.6)	22.0	337.6
Product recall related matters(5)	(14.0)	80.9	62.3
Litigation and settlement expenses(6)	10.8	102.8	118.6
Other adjustment items	—	1.0	8.4
Adjusted EBITDA	$3.5	$(208.5)	$(982.7)
______________________
(1) Primarily consists of Interest expense of $112.5 million, $97.1 million, (43.0), and Interest income of $35.1 million, $26.4 million, $2.3 million, for the for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.
(2) Represents the net charge resulting from our May 2024 refinancing efforts. The Company has not demonstrated a past practice of refinancing its previously issued and secured debt obligations, and considers these charges incurred in order to perform this refinancing to be nonrecurring, infrequent, unusual, and outside the ordinary of business.
(3) Represents charges incurred in connection with the 2022 Restructuring Plan and 2024 Restructuring plan, refer to Note 4 - Restructuring in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
(4) Represents supplier settlements entered into during fiscal years 2022 and 2023 with various third-party suppliers to align our inventory levels with then-current levels of decreased demand linked to our COVID-19 demand which was considered an unusual, one-time effort to evaluate and adjust our then-forecasted inventory needs.

(5) Represents adjustments and charges primarily associated with our Tread+ and Bike Seat Post product recall related matters, as well as accrual adjustments. These include recorded (benefits) costs in Connected Fitness Products cost of revenue associated with recall related matters of $(9.5) million, $64.1 million, and $8.1 million, adjustments to Connected Fitness Products revenue for actual and estimated future returns of $(4.5) million, $14.6 million and $48.9 million, and operating expenses of zero, $2.3 million and $5.4 million associated with recall-related hardware development costs, in each case for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.
(6) Includes litigation-related expenses for certain patent infringement litigation, consumer arbitration, and product recalls for the fiscal years ended June 30, 2024, 2023 and 2022, that arise outside of the ordinary course of business and are nonrecurring, infrequent, or unusual. Includes Dish settlement accrual of $75.0 million, for the fiscal year ended June 30, 2023, which was considered significantly more complex than routine intellectual property claims and, in addition to seeking monetary damages or other more typical remedies from a district court, also sought an order from the International Trade Commission to broadly prohibit the Company from the sale, distribution, marketing, transferring, or advertising in the United States of products that had the infringing functionality installed on them, and the importation of products unless they were deemed non-infringing by the International Trade Commission and/or U.S. Customs and Border Protection. Also includes other litigation-related expenses and settlements for certain patent infringement litigation, securities litigation, and consumer arbitration for the fiscal year ended June 30, 2023, that arose outside of the ordinary course of business and were nonrecurring, infrequent, or unusual.

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

The following table presents a reconciliation of Subscription Contribution and Subscription Contribution Margin to Subscription Gross Profit and Subscription Gross Margin, respectively, which are the most directly comparable financial measures prepared in accordance with GAAP, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2024	2023	2022
	(dollars in millions)
Subscription Revenue	$1,708.7	$1,670.1	$1,394.7
Less: Cost of Subscription	551.0	547.9	450.0
Subscription Gross Profit	$1,157.7	$1,122.1	$944.7
Subscription Gross Margin	67.8%	67.2%	67.7%
Add back:
Depreciation and amortization expense	$34.6	$36.9	$26.8
Stock-based compensation expense	39.3	42.8	22.7
Subscription Contribution	$1,231.6	$1,201.8	$994.2
Subscription Contribution Margin	72.1%	72.0%	71.3%

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

Free Cash Flow
We define Free Cash Flow as Net cash used in operating activities less capital expenditures and capitalized internal-use software development costs. Free cash flow reflects an additional way of viewing our liquidity that, we believe, when viewed with our GAAP results, provides management, investors, and other users of our financial information with a more complete understanding of factors and trends affecting our cash flows.

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

The following table presents a reconciliation of Free Cash Flow to Net cash used in operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in millions)
Net cash used in operating activities	$(66.1)	$(387.6)	$(2,020.0)
Capital expenditures and capitalized internal-use software development costs	(19.7)	(82.4)	(337.3)
Free Cash Flow	$(85.8)	$(470.0)	$(2,357.4)

Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, and term loan, as well as cash flows from operating activities. As of June 30, 2024, we had Cash and cash equivalents of approximately $697.6 million.

We anticipate capital expenditures over the next 12 months to include investments in product development, content and our studios, and systems implementation.

We believe our existing cash and cash equivalent balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months and beyond. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, timing to adjust our supply chain and cost structures in response to material fluctuations in product demand, timing and amount of spending related to acquisitions, the timing and amount of spending on research and development and manufacturing initiatives, the timing and financial impact of product recalls, sales and marketing activities, the timing of new product introductions, market acceptance of our Connected Fitness Products, timing and investments needed for international expansion, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in further dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

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

On April 22, 2024, our Board of Directors approved a new restructuring plan to expand upon its 2022 Restructuring Plan (as expanded, the “2024 Restructuring Plan”). The 2024 Restructuring Plan will position us for sustained, positive free cash flow, while enabling us to continue to invest in software, hardware and content innovation, improvements to its Member support experience, and optimizations to marketing efforts to scale the business. The 2024 Restructuring Plan includes: (i) a reduction in global headcount; and (ii) continued closures of our retail locations. We expect the majority of the 2024 Restructuring Plan to be implemented by the end of fiscal 2025.

Total charges related to the 2022 Restructuring Plan were as follows:

	Fiscal Year Ended June 30,
	2024	2023
	(in millions)
Cash restructuring charges:
Severance and other personnel costs	$7.5	$85.1
Exit and disposal costs and professional fees	16.1	19.3
Total cash charges	23.6	104.4
Non-cash charges:
Asset write-downs and write-offs	31.1	139.3
Stock-based compensation expense	7.2	85.0
Write-offs of inventory related to restructuring activities	1.0	3.7
Loss on sale of subsidiary	3.8	—
Total non-cash charges	43.1	228.0
Total	$66.8	$332.4

Total charges related to the 2024 Restructuring Plan were as follows:

Fiscal Year Ended June 30, 2024
(in millions)
Cash restructuring charges:
Severance and other personnel costs	$29.0
Exit and disposal costs and professional fees	3.1
Total cash charges	32.1
Non-cash charges:
Asset write-downs and write-offs	9.7
Stock-based compensation expense	(0.6)
Total non-cash charges	9.1
Total	$41.1

In connection with the 2024 Restructuring Plan, which includes any remaining restructuring activity under the original 2022 Restructuring Plan, we estimate that we will incur additional cash charges of approximately $40.0 million, primarily composed of lease termination and other exit costs, the majority of which are expected to be incurred by the end of fiscal year 2025. Additionally, we expect to recognize additional non-cash charges of approximately $20.0 million primarily composed of non-inventory asset impairment charges on retail showrooms in connection with the 2024 Restructuring Plan, the majority of which are expected to be incurred by the end of fiscal year 2025.

Upon full implementation, we expect the plan to result in reduced annual run-rate expenses by more than $200 million by the end of its fiscal year 2025. We do not believe these cost-saving measures will impair our ability to conduct any of our key business functions. However, we may not be able to realize the cost savings and benefits initially anticipated as a result of the 2022 Restructuring Plan and the 2024 Restructuring Plan, and costs may be greater than expected. See “Risk Factors—Risks Related to Our Business—We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.”

2029 and 2026 Convertible Notes
In May 2024, we issued $350.0 million aggregate principal amount of 5.50% Convertible Senior Notes due 2029 (the “2029 Notes”) in a private offering, including the exercise in full of the option granted to the initial purchasers to purchase $50.0 million of the 2029 Notes. The 2029 Notes were issued pursuant to an Indenture (the “2029 Notes Indenture”) between us and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes bear interest at a rate of 5.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024. The net proceeds from this offering of 2029 Notes were approximately $342.3 million, after deducting the initial purchasers' discounts and commissions. The net proceeds of the offering were used, together with proceeds from the Term Loan (as defined below) and cash on hand, to repurchase approximately $801.0 million aggregate principal amount of our outstanding 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) described below.

The effective interest rate upon issuance of the 2029 Notes was 5.97%, which is the effective interest rate as of June 30, 2024.

In February 2021, we issued $1.0 billion aggregate principal amount of the 2026 Notes in a private offering, including the exercise in full of the option granted to the initial purchasers to purchase $125.0 million of the 2026 Notes. The 2026 Notes were issued pursuant to an Indenture (the “ 2026 Notes Indenture”) between us and U.S. Bank National Association, as trustee. The net proceeds from the offering were approximately $977.2 million, after deducting the initial purchasers’ discounts and commissions and our offering expenses.

The effective interest rate upon issuance of the 2026 Notes was 0.45%, which is the effective interest rate as of June 30, 2024.

Repurchase of a Portion of the 2026 Convertible Notes
In May 2024, we entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to repurchase $801.0 million of aggregate principal amount of the 2026 Notes for an aggregate of $724.9 million of cash. We accounted for this repurchase of the 2026 Notes as a debt extinguishment under ASC 470-50, Debt – Modifications and Extinguishments (“ASC 470-50”). We recorded a $69.8 million gain on early extinguishment of debt during the year ending June 30, 2024, which includes the write-off of previously deferred debt issuance costs of $6.3 million.

Termination of Capped Call Transactions
In connection with the offering of the 2026 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “Capped Call Transactions”). In the last quarter of fiscal year 2024, we terminated the Capped Call Transactions in their entirety pursuant to negotiated termination agreements with each such counterparty.

Third Amended and Restated Credit Agreement
On May 30, 2024, we entered into a Third Amended and Restated Credit Agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Third Amended and Restated Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent, and certain banks and financial institutions party thereto as lenders and issuing banks.

The Third Amended and Restated Credit Agreement provides for a $1.0 billion term loan facility (the “Term Loan”), which will be due and payable on May 30, 2029. The Term Loan amortizes in quarterly installments of 0.25%, payable at the end of each fiscal quarter and on the maturity date.

The Third Amended and Restated Credit Agreement also provides for a $100.0 million revolving credit facility (the “Revolving Facility”), which will mature on May 30, 2029. We are only required to meet the total liquidity covenant, set at $250.0 million for the last business day of any week, and the subscription revenues covenant, set at $1.2 billion for the four-quarter trailing period, to the extent any revolving loans are borrowed and outstanding.

The Revolving Facility, when drawn, bears interest at a rate equal to, at our option, either the Alternate Base Rate (as defined in the Third Amended and Restated Credit Agreement) plus 4.00% per annum or the Term SOFR Rate (as defined in the Third Amended and Restated Credit Agreement) plus 5.00% per annum. We are required to pay an annual commitment fee of 0.50% per annum on a quarterly basis based on the unused portion of the Revolving Facility, provided that the commitment fee is subject to one 0.125% step-down after the delivery of the financial statements and related compliance certificate for the fiscal quarter ending on or after September 30, 2024 for which the First Lien Net Leverage Ratio (as defined in the Third Amended and Restated Credit Agreement) is less than 5.00 to 1.00.

The Term Loan initially bears interest at a rate equal to, at our option, either the Alternate Base Rate (as defined in the Third Amended and Restated Credit Agreement) plus 5.00% per annum or the Term SOFR Rate (as defined in the Third Amended and Restated Credit Agreement) plus 6.00% per annum. After the delivery of the financial statements and related compliance certificate for the fiscal quarter ending on or after September 30, 2024 for which the First Lien Net Leverage Ratio (as defined in the Third Amended and Restated Credit Agreement) is less than 5.00 to 1.00, the applicable rate for Alternate Base Rate loans or Term SOFR Rate loans will be subject to one 0.50% step-down. Any borrowing at the Alternate Base Rate is subject to a 1.00% floor and the Term SOFR Rate is subject to a 0.00% floor.

The Third Amended and Restated Credit Agreement contains customary affirmative covenants as well as customary negative covenants that restrict our ability to, among other things, incur additional indebtedness, incur liens or grant negative pledges, make loans and investments, conduct certain transactions with affiliates, sell certain assets, enter into certain swap agreements, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Third Amended and Restated Credit Agreement also contains certain customary events of default. Certain baskets and covenant levels have been adjusted and will apply equally to both the Term Loan and Revolving Facility for so long as the Term Loan is outstanding.

The obligations under the Third Amended and Restated Credit Agreement with respect to the Term Loan and the Revolving Facility are secured by substantially all of our assets, with certain exceptions set forth in the Third Amended and Restated Credit Agreement, and are required to be guaranteed by certain material subsidiaries of the Company if, at the end of future financial quarters, certain conditions are not met.

During the fiscal years ended June 30, 2024 and 2023, we incurred total commitment fees of $1.3 million and $1.6 million, respectively, which are included in Interest expense in the Consolidated Statements of Operations and Comprehensive Loss.

As of June 30, 2024, we had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and we had $1,000.0 million total outstanding borrowings under the Third Amended and Restated Credit Agreement. As of June 30, 2024, we had outstanding letters of credit totaling $53.2 million, which are classified as Restricted cash on the Consolidated Balance Sheets.

In connection with the execution of the Third Amended and Restated Credit Agreement, the Term Loan was accounted for as a modification, extinguishment, or new loan for certain lenders in accordance with ASC 470-50. Accordingly, a discount and debt issuance costs of $10.0 million and $2.3 million, respectively, will be amortized to Interest expense using the effective interest method over the term of the Third Amended and

Restated Credit Agreement. Furthermore, we expensed $8.7 million of debt issuance costs incurred and wrote-off $7.5 million of previously deferred debt discount and debt issuance costs, which are included within Net gain on debt refinancing on the Consolidated Statements of Operations.

As of June 30, 2024, we had not drawn any amount under the Revolving Facility and as such did not have to test the financial covenants under the Third Amended and Restated Credit Agreement. We are required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit.

Upon entering into the Term Loan, the effective interest rate was 12.4%, which was the effective interest rate as of June 30, 2024.

Cash Flows

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in millions)
Net cash used in operating activities	$(66.1)	$(387.6)	$(2,020.0)
Net cash provided by (used in) investing activities	26.8	(69.9)	153.3
Net cash (used in) provided by financing activities	(94.4)	76.8	2,015.1
Operating Activities
Net cash used in operating activities of $66.1 million for the fiscal year ended June 30, 2024 was primarily due to a net loss of $551.9 million and a net increase in operating assets and liabilities of $13.9 million, partially offset by non-cash adjustments of $499.7 million. The increase in operating assets and liabilities was primarily due to a $95.5 million decrease in accounts payable and accrued expenses, a $90.8 million decrease in net operating lease liabilities due to lease payments and lease terminations as we continue to reduce our real estate footprint through our restructuring efforts, a $23.6 million decrease in deferred revenue and customer deposits due to lower extended warranty revenue sales, and a $7.0 million increase in accounts receivable. The decrease was partially offset by $163.0 million decrease in inventory and a $42.6 million decrease in prepaid expenses and other current assets, primarily due to timing of prepayments for music royalties and marketing expenses. Non-cash adjustments primarily consisted of stock-based compensation expense, depreciation and amortization, non-cash operating lease expense, and long-lived asset impairment expense, partially offset by a gain on debt extinguishment of convertible notes.

Investing activities
Net cash provided by investing activities of $26.8 million for the fiscal year ended June 30, 2024 was primarily related to $31.9 million in proceeds from the sale of Peloton Output Park and $14.6 million in proceeds from the sale of a manufacturing subsidiary in Taiwan, partially offset by $19.7 million used for capital expenditures, primarily related to product development and the build out of our warehouses.

Financing activities
Net cash used in financing activities of $(94.4) million for the fiscal year ended June 30, 2024 was primarily related to $(742.5) million payment on principal of the old term loan and $(724.9) million payment on a portion of the 2026 Notes, partially offset by $986.9 million net proceeds from the issuance of the new Term Loan, $342.3 million net proceeds from the issuance of the 2029 Notes, and exercises of stock options of $41.2 million.

Commitments
As of June 30, 2024, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$748.6	$103.9	$186.0	$135.6	$323.1
Minimum guarantees (2)	67.5	57.7	9.8	—	—
Unused credit facility fee payments (3)	2.5	0.6	1.0	1.0	—
Other purchase obligations (4)	105.1	52.2	52.6	0.3	—
Convertible senior notes (5)	549.0	—	199.0	350.0	—
Term loan (5)	1,000.0	10.0	20.0	970.0	—
Total	$2,472.7	$224.3	$468.4	$1,456.9	$323.1
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
(3) Pursuant to the Third Amended and Restated Credit Agreement, we are required to pay a commitment fee of 0.500% on a quarterly basis based on the unused portion of the Revolving Facility.
(4) Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to cloud computing costs.
(5) Refer to Note 12 - Debt in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further details regarding our 2026 Notes and 2029 Notes and Term Loan obligations.

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

As of June 30, 2024, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were estimated to be approximately $80.1 million. See “Risk Factors—Risks Related to Our Business—Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.”

Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of June 30, 2024.
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
Revenue Recognition
Our primary sources of revenue are our recurring content Subscription revenue, and revenue from the sales of our Connected Fitness Products and related accessories, as well as Precor branded fitness products, delivery and installation services.

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

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. Our revenue is reported net of sales returns and concessions, discounts and allowances, incentives, and rebates to commercial distributors as a reduction of the transaction price. Certain contracts include consideration payable that is accounted for as a payment for distinct goods or services. Our transaction price estimate includes our estimate for product returns and concessions based on the terms and conditions of home trial programs, historical return trends by product category, impact of seasonality, an evaluation of current economic and market conditions, and current business practices, and record the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

There is not significant judgement required in the determination of performance obligations, allocation of our transaction price, or the recognition of revenue. See further discussion in Note 3 - Revenue in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

As described in Note 13 - Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, we announced a voluntary recall of the Company's Tread+ product in collaboration with the U.S. Consumer Product Safety Commission (“CPSC”) which had permitted customers to return the product for a refund. The amount of a refund customers were eligible to receive differed based on the status of an approved remediation of the issue driving the recall, and the age of the Connected Fitness product being returned. We estimated return reserves primarily based on historical and expected product returns, product warranty, and service call trends. We also considered current trends in consumer behavior in order to identify correlations to current trends in returns.

On October 18, 2022, the CPSC and we jointly announced that consumers have more time to get a full refund if they wish to return their Tread+, extending the full refund period for one additional year, to November 6, 2023. With the extension period now over, we adjusted its reserve assumptions for lower volume of expected returns, as well as an increase in estimated take rate of the rear guard repair, resulting in a reduction to the return reserve. As a result of these recalls, we have recorded return provisions as a (benefit)/reduction to Connected Fitness Products revenue of $(4.5) million, $14.6 million, and $48.9 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. As of June 30, 2024 and June 30, 2023, our returns reserve related to the impacts of the recalls was $6.7 million and $24.4 million, respectively.

Product Recall Related Matters
We accrue cost of product recalls and potential corrective actions based on management’s estimate of when it is probable that a liability has been incurred and the amount can be reasonably estimated, which occurs when management commits to a corrective action plan or when required by regulatory requirements. Costs of product recalls and corrective actions are recognized in Connected Fitness Products cost of revenue, which may include the cost of the development of the product being replaced, logistics costs, and other related costs such as product scrap cost, inventory write-down and cancellation of any supplier commitments. The accrued cost is based on management’s estimate of the cost to repair each affected product and the estimated number of products to be repaired based on actions taken by the impacted customers. Estimating both cost to repair each affected product and the number of units to be repaired is highly subjective and requires significant management judgment. Based on information that is currently available, management believes that the accruals are adequate. It is possible that substantial additional charges may be required in future periods based on new information, changes in facts and circumstances, and actions we may commit to or be required to undertake. We did not accrue any additional liability related to its product recall related matters during the fiscal year ended June 30, 2024. During the fiscal year ended June 30, 2023, we accrued an additional $64.1 million liability related to its product recall related matters. As of June 30, 2024 and June 30, 2023, accruals related to product recall related matters were $8.3 million and $63.4 million, respectively, were included within Accounts payable and accrued expenses on the Consolidated Balance Sheets.

Inventory Valuation and Reserves
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
Product Warranty
We offer a standard product warranty that our Connected Fitness Products will operate under normal, non-commercial use covering the touchscreen and most original Bike, Bike+, Tread, Tread+, Row, and Guide components. We have the obligation, at our option, to either repair or replace the defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices. Our products are manufactured by contract manufacturers, and in certain cases, we may have recourse to such contract manufacturers.

We also offer the option for customers in some markets to purchase an extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Products for additional periods beyond the standard product warranty period.

Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Products revenue in the Consolidated Statements of Operations and Comprehensive Loss.

Goodwill and Intangible Assets
Goodwill represents the excess of the aggregate of the consideration transferred and the amount recognized for non-controlling interest, if any, over the fair value of identifiable assets acquired and liabilities assumed in a business combination. We have no intangible assets with indefinite useful lives.
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
During fiscal 2022, 2023 and 2024, management identified various qualitative factors that collectively indicated that the Company had impairment triggering events, including (i) realignment of cost structure in connection with the restructuring initiatives, (ii) softening demand and (iii) significant decrease in the market price of certain long-lived asset groups.

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

Loss Contingencies
We are, or may become, a party to legal proceedings, claims, and regulatory, tax, and government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include claims for substantial uncertainty or the amount of potential damages are unascertainable. Accordingly, except for proceedings that have settled or been terminated, or except where otherwise indicated in the accompanying notes to the consolidated financial statements, it is not possible to determine the probability of loss or estimate damages for such matters, and therefore, we have not established reserves for any of these proceedings. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved in the accompanying notes to the consolidated financial statements.

Unless otherwise disclosed in the accompanying notes to the consolidated financial statements, while it is reasonably possible that a loss may be incurred relating to the legal proceedings set forth in the accompanying notes to our consolidated financial statements, we are unable to estimate a range of potential loss due to the complexity and current status of these proceedings. In these matters, we have not established a reserve.

We evaluate, on a regular basis, developments in our legal proceedings and other contingencies that could affect the amount of the liability, including amounts in excess of any previous accruals and reasonably possible losses disclosed, and make adjustments and changes to our accruals and disclosures as appropriate to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount of loss. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based on new information and future events. For the matters we disclose in the accompanying notes to the consolidated financial statements that do not include an estimate of the amount of loss or range of losses, estimating such an amount is not possible or is immaterial.

Given that our legal proceedings, claims, and regulatory, tax, and government inquiries and investigations are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We had Cash and cash equivalents of $697.6 million as of June 30, 2024. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented in this Annual Report on Form 10-K would not have had a material impact on our consolidated financial statements.

We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Third Amended and Restated Credit Agreement. We monitor our cost of borrowing under our facilities, taking into account our funding requirements, and our expectations for short-term rates in the future. A hypothetical 10% change in the interest rate on our Third Amended and Restated Credit Agreement for all periods presented would not have a material impact on our consolidated financial statements.

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

Inflation Risk
As a result of inflationary conditions, there have been and may continue to be additional pressures on the ongoing increases in supply chain and logistics costs, materials costs, and labor costs. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have recently experienced the effects of inflation on our results of operations and financial condition. Our business may continue to be impacted by inflation in the future which could have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of net revenue if we are unable to fully offset such higher costs through price increases. Additionally, because we purchase component parts from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Peloton Interactive, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Peloton Interactive, Inc. (the Company) as of June 30, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 22, 2024 expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Tread+ Product Recall Return Reserve and Accrual for Estimated Repair Costs

Description of the Matter	As described in Note 13 of the consolidated financial statements, the Company announced on May 5, 2021 a voluntary recall of its Tread+ product. The return reserve related to the impacts of the Tread+ recall of $6.7 million was included within Accounts payable and accrued expenses in the Consolidated Balance Sheet as of June 30, 2024. The accrual for estimated costs associated with the Tread+ repair of $4.1 million was included within Accounts payable and accrued expenses in the Consolidated Balance Sheet as of June 30, 2024.

Auditing management’s estimates of the return reserve and cost accrual related to the Tread+ product recall was especially challenging due to the estimation in determining the expected rate of returns and number of requests for the Tread+ repair, both of which can fluctuate based on factors such as customer response to the relaunch of the remediated product, customer acceptance of the Tread+ repair and other market conditions with uncertain future outcomes.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls for estimating the return reserve and cost accrual. For example, we tested management’s review controls over the estimation processes to calculate the return reserve and cost accrual and the development of the underlying assumptions utilized.

To test the return reserve and cost accrual, our audit procedures included, among others, validating that the Company’s estimation methodology agrees with the terms and conditions of the announced Tread+ recall and examining the Company’s key assumptions and judgements. We also performed a sensitivity analysis on each key assumption to evaluate the effect of changes on the estimated amounts, evaluated the relevance and reliability of data used in the calculations, and recalculated the estimated return reserve and the cost accrual based on the Company’s methodology.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York

August 22, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Peloton Interactive, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Peloton Interactive, Inc.’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Peloton Interactive, Inc. (the Company) has not maintained effective internal control over financial reporting as of June 30, 2024, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified a material weakness in internal controls over financial reporting related to controls around the existence, completeness and valuation of inventory. Management has also identified a material weakness in internal control over financial reporting related to Precor’s business process control environment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended June 30, 2024, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated August 22, 2024, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

August 22, 2024

PELOTON INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	June 30,	June 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$697.6	$813.9
Accounts receivable, net	103.6	97.2
Inventories, net	329.7	522.6
Prepaid expenses and other current assets	135.1	205.4
Total current assets	1,266.0	1,639.1
Property and equipment, net	353.7	444.8
Intangible assets, net	15.0	25.6
Goodwill	41.2	41.2
Restricted cash	53.2	71.6
Operating lease right-of-use assets, net	435.0	524.1
Other assets	21.0	22.7
Total assets	$2,185.2	$2,769.1
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$432.3	$478.4
Deferred revenue and customer deposits	163.7	187.3
Current portion of long term debt	10.0	7.5
Operating lease liabilities, current	75.3	83.5
Other current liabilities	3.9	4.6
Total current liabilities	685.2	761.4
Convertible senior notes, net	540.0	988.0
Term loan, net	950.1	690.9
Operating lease liabilities, non-current	503.3	593.8
Other non-current liabilities	25.7	30.1
Total liabilities	2,704.3	3,064.2
Commitments and contingencies (Note 13)
Stockholders’ deficit
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 Class A shares authorized, 358,120,105 and 338,750,774 shares issued and outstanding as of June 30, 2024 and June 30, 2023, respectively; 2,500,000,000 and 2,500,000,000 Class B shares authorized, 18,141,608 and 18,016,853 shares issued and outstanding as of June 30, 2024 and June 30, 2023, respectively.	—	—
Additional paid-in capital	4,948.6	4,619.8
Accumulated other comprehensive income	15.9	16.8
Accumulated deficit	(5,483.7)	(4,931.8)
Total stockholders’ deficit	(519.1)	(295.1)
Total liabilities and stockholders’ deficit	$2,185.2	$2,769.1
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions, except share and per share amounts)

	Fiscal Year Ended June 30,
	2024	2023	2022
Revenue:
Connected Fitness Products	$991.7	$1,130.2	$2,187.5
Subscription	1,708.7	1,670.1	1,394.7
Total revenue	2,700.5	2,800.2	3,582.1
Cost of revenue:
Connected Fitness Products	943.0	1,328.8	2,433.8
Subscription	551.0	547.9	450.0
Total cost of revenue	1,494.0	1,876.7	2,883.8
Gross profit	1,206.5	923.5	698.4
Operating expenses:
Sales and marketing	658.9	648.2	1,018.9
General and administrative	651.0	798.1	963.4
Research and development	304.8	318.4	359.5
Goodwill impairment	—	—	181.9
Impairment expense	57.3	144.5	390.5
Restructuring expense	66.1	189.4	180.7
Supplier settlements	(2.6)	22.0	337.6
Total operating expenses	1,735.5	2,120.6	3,432.4
Loss from operations	(529.0)	(1,197.1)	(2,734.0)
Other expense, net:
Interest expense	(112.5)	(97.1)	(43.0)
Interest income	35.1	26.4	2.3
Foreign exchange (loss) gain	—	7.0	(31.8)
Other income (expense), net	0.7	2.9	(1.5)
Net gain on debt refinancing	53.6	—	—
Total other expense, net	(23.2)	(60.9)	(74.1)
Loss before income taxes	(552.1)	(1,258.0)	(2,808.1)
Income tax (benefit) expense	(0.2)	3.7	19.6
Net loss	$(551.9)	$(1,261.7)	$(2,827.7)
Net loss attributable to Class A and Class B common stockholders	$(551.9)	$(1,261.7)	$(2,827.7)
Net loss per share attributable to common stockholders, basic and diluted	$(1.51)	$(3.64)	$(8.77)
Weighted-average Class A and Class B common shares outstanding, basic and diluted	365,546,334	346,670,699	322,368,818
Other comprehensive (loss) income:
Net unrealized losses on marketable securities	$—	$—	$(0.4)
Change in foreign currency translation adjustment	(0.9)	3.6	(4.5)
Derivative adjustments:
Net unrealized loss on hedging derivatives	—	—	(6.3)
Reclassification for derivative adjustments included in Net loss	—	1.0	5.3
Total other comprehensive (loss) income	(0.9)	4.6	(5.9)
Comprehensive loss	$(552.8)	$(1,257.1)	$(2,833.7)
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended June 30,
	2024	2023	2022
Cash Flows from Operating Activities:
Net loss	$(551.9)	$(1,261.7)	$(2,827.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	108.8	124.3	142.8
Stock-based compensation expense	311.7	405.0	328.4
Non-cash operating lease expense	66.2	79.8	92.4
Amortization of premium from marketable securities	—	—	3.4
Amortization of debt discount and issuance costs	14.2	13.6	35.3
Goodwill impairment	—	—	181.9
Impairment expense	57.3	144.5	390.5
Loss on sale of subsidiary	3.8	—	—
Net foreign currency adjustments	—	(7.0)	31.8
Gain on debt extinguishment of convertible notes	(69.8)	—	—
Loss on debt extinguishment of term loan	7.5	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7.0)	(13.8)	(12.8)
Inventories	163.0	537.5	(173.7)
Prepaid expenses and other current assets	42.6	61.2	(32.5)
Other assets	1.7	7.1	(2.1)
Accounts payable and accrued expenses	(95.5)	(347.2)	(168.6)
Deferred revenue and customer deposits	(23.6)	(13.9)	36.8
Operating lease liabilities, net	(90.8)	(89.9)	(55.8)
Other liabilities	(4.4)	(27.3)	10.1
Net cash used in operating activities	(66.1)	(387.6)	(2,020.0)
Cash Flows from Investing Activities:
Proceeds from sale of Peloton Output Park	31.9	—	—
Maturities of marketable securities	—	—	211.0
Sales of marketable securities	—	—	306.7
Capital expenditures and capitalized internal-use software development costs	(19.7)	(82.4)	(337.3)
Business combinations, net of cash acquired	—	—	(11.0)
Asset acquisitions, net of cash acquired	—	—	(16.0)
Proceeds from sales of subsidiary and net assets	14.6	12.4	—
Net cash provided by (used in) investing activities	26.8	(69.9)	153.3
Cash Flows from Financing Activities:
Proceeds from public offering, net of issuance costs	—	—	1,218.8
Principal repayment of Term Loan	(742.5)	(7.5)	—
Payment of principal on convertible notes	(724.9)	—	—
Proceeds from issuance of convertible notes, net of issuance costs	342.3	—	—
Proceeds from issuance of term loan, net of issuance costs	986.9	—	696.4
Proceeds from employee stock purchase plan withholdings	3.1	6.9	17.3
Proceeds from exercise of stock options	41.2	79.8	84.3
Principal repayments of finance leases	(0.5)	(2.3)	(1.7)
Net cash (used in) provided by financing activities	(94.4)	76.8	2,015.1
Effect of exchange rate changes	(1.0)	8.6	(26.5)

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Net change in cash, cash equivalents, and restricted cash	(134.6)	(372.2)	121.9
Cash, cash equivalents, and restricted cash — Beginning of period	885.5	1,257.6	1,135.7
Cash, cash equivalents, and restricted cash — End of period	$750.9	$885.5	$1,257.6
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$95.6	$79.0	$1.0
Cash paid for income taxes	$—	$14.9	$15.2
Term Loan issuance costs recorded within Net Loss	$8.7	$—	$—
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Accrued and unpaid capital expenditures, including software	$0.1	$2.4	$18.7
Stock-based compensation capitalized for software development costs	$—	$12.1	$10.4
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance - June 30, 2021	300.1	$—	$2,618.9	$18.2	$(883.0)	$1,754.1
Activity related to stock-based compensation	10.3	$—	$431.7	$—	$—	$431.7
Issuance of common stock under employee stock purchase plan	0.7	—	21.9	—	—	21.9
Issuance of common stock pursuant to public offering, net of issuance costs	27.2	—	1,218.7	—	—	1,218.7
Other comprehensive loss	—	—	—	(5.9)	—	(5.9)
Net loss	—	—	—	—	(2,827.7)	(2,827.7)
Balance - June 30, 2022	338.3	$—	$4,291.3	$12.2	$(3,710.6)	$592.9
Activity related to stock-based compensation	17.5	$—	$480.7	$—	$—	$480.7
Issuance of common stock under employee stock purchase plan	0.9	—	7.9	—	—	7.9
Cumulative effect of adopting ASU 2020-06	—	—	(160.1)	—	40.6	(119.5)
Other comprehensive income	—	—	—	4.6	—	4.6
Net loss	—	—	—	—	(1,261.7)	(1,261.7)
Balance - June 30, 2023	356.8	$—	$4,619.8	$16.8	$(4,931.8)	$(295.1)
Activity related to stock-based compensation	18.6	$—	$324.5	$—	$—	$324.5
Issuance of common stock under employee stock purchase plan	0.9	—	4.3	—	—	4.3
Other comprehensive loss	—	—	—	(0.9)	—	(0.9)
Net loss	—	—	—	—	(551.9)	(551.9)
Balance - June 30, 2024	376.3	$—	$4,948.6	$15.9	$(5,483.7)	$(519.1)
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share amounts)

1. Description of Business and Basis of Presentation
Description and Organization
Peloton Interactive, Inc. (“Peloton” or the “Company”) is a leading global fitness company with a highly engaged community of Members, which the Company defines as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid Peloton App Subscription, and completes 1 or more workouts in the trailing 12 month period. The Company is a category innovator at the nexus of fitness, technology, and media, with a first-of-its-kind subscription platform that seamlessly combines innovative hardware, distinctive software, and exclusive content. Its world-renowned Instructors coach and motivate Members to be the best version of themselves anytime, anywhere.
The Company’s Connected Fitness Products portfolio includes the Peloton Bike, Bike+, Tread, Tread+, Guide, Row and various Precor products. Access to the Peloton App is available with an All-Access or Guide Membership for Members who have Connected Fitness Products or through a standalone App Membership with multiple Membership tiers. The Company’s revenue is generated primarily from recurring Subscription revenue and the sale of its Connected Fitness Products. The Company defines a “Paid Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, who has paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers).

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

2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all cash and short-term investments purchased with maturities of three months or less when acquired to be cash equivalents. As of June 30, 2024 and 2023, the Company’s cash and cash equivalents were primarily held in money market and operating accounts. At various times during the fiscal years ended June 30, 2024 and 2023, the balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes its cash and cash equivalents are not subject to any significant credit risk.
Restricted Cash
The Company’s Restricted cash primarily relates to cash used to collateralize outstanding letters of credit.

Accounts Receivable, Net of Allowances
The Company's accounts receivable primarily represent amounts due from third-party and commercial sales and amounts due from third-party payment processors. The allowance for credit losses is based upon a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's ability to pay its obligation and any other forward-looking data regarding customers' ability to pay which may be available.
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Refer to Note 3, Revenue for additional information.
Inventories
Inventories consist of finished goods, work-in-process and raw materials. Finished goods are primarily purchased from contract manufacturers. Connected Fitness Product, accessories, apparel, and raw material inventories are stated at the lower of cost or net realizable value on a weighted-average cost basis. The Company periodically assesses and adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. Spare parts are recorded as inventory and recognized in cost of revenue as consumed. Refer to Note 6, Inventories for additional information.
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
Convertible Senior Notes
In February 2021, the Company issued in a private offering $1.0 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the "2026 Notes"), including the initial purchasers’ exercise in full of their option to purchase additional notes, of which $801.0 million aggregate principal amount was repurchased in May 2024.

In May 2024, the Company issued in a private offering $350.0 million aggregate principal amount of 5.50% Convertible Senior Notes due 2029 (the “2029 Notes”), including the initial purchasers’ exercise in full of the option to purchase additional notes.

The 2026 Notes and 2029 Notes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, debt with an embedded conversion feature shall accounted for in its entirety as a liability and no portion of the proceeds from the issuance of the convertible debt instrument shall be accounted for as attributable to the conversion feature unless the conversion feature is required to be accounted for separately as an embedded derivative or the conversion feature results in a premium that is subject to the guidance in ASC 470.

The 2026 Notes and the 2029 Notes (together, “the Notes”) are accounted for as a liability with no portion of the proceeds attributable to the conversion options as the conversion feature did not require separate accounting as a derivative, and the Notes did not involve a premium subject to the guidance in ASC 470.

Refer to Note 12, Debt for additional information.

Cost of Revenue
Connected Fitness Products
Connected Fitness Products cost of revenue consists of our portfolio of Connected Fitness Products, related accessories, and branded apparel product costs, including third party manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement and service costs, fulfillment costs, warehousing costs, costs related to our commercial business, depreciation of property and equipment, and certain costs related to management, facilities, and personnel-related expenses associated with supply chain logistics. Inventory write-downs and related obsolescence reserve expense are also included within Connected Fitness Products cost of revenue.
Subscription
Subscription cost of revenue includes costs associated with content creation and costs to stream content to our Members. These costs consist of both fixed costs, including studio rent and occupancy, other studio overhead, Instructor and production personnel-related expenses, depreciation of property and equipment as well as variable costs, including music royalty fees, third-party platform streaming costs, and payment processing fees for our monthly subscription billings.
Music Royalty Fees
The Company has entered into agreements with music rights holders for the music we include in the operation of our service. The Company pays and recognizes music royalty fees in accordance with the terms of the relevant license agreement with the music rights holder. This can include royalties incurred for paid subscriptions and royalties incurred as part of free-trial offers, which are recognized within Subscription cost of revenue and Sales and marketing in the Company’s Statements of Operations and Comprehensive Loss, respectively. If a minimum guarantee or advance payment provision exists within a license agreement, the guarantee or advance is recorded as a prepaid asset and amortized over the shorter of the period consumed or the term of the license agreement.

Given the at times migratory, uncertain, or opaque nature of music rights ownership, the Company’s archived library may continue to include music for which certain rights or fractional interests have not been accurately determined or fully licensed. Prior to the execution of a music license agreement, the Company estimates and records a charge based upon license agreements previously entered into and the respective music rights holdings.

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
Advertising Costs
Advertising and other promotional costs to market the Company's products are expensed as incurred. Advertising expenses were $435.0 million, $362.6 million, and $637.3 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively, and are included within Sales and marketing expenses in the Consolidated Statements of Operations and Comprehensive Loss.
Research and Development Costs
Research and development expenses consist primarily of personnel- and facilities-related expenses, consulting and contractor expenses, tooling and prototype materials, software platform expenses, and depreciation of property and equipment. Substantially all of the Company’s research and development expenses are related to developing new products and services and improving existing products and services. Research and development expenses are expensed as incurred.
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

In August 2019, the Board of Directors adopted the 2019 Equity Incentive Plan ("the 2019 Plan"), which was subsequently approved by the Company’s stockholders in September 2019. Stock-based awards are measured at the grant date based on the fair value of the award and are recognized as expense, net of actual forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. For stock option and restricted stock unit grants, vesting generally occurs over four years. For performance-based awards issued, the value of the instrument is measured at the grant date as the fair value of the award and expensed over the vesting term under an accelerated attribution method when the performance targets are considered probable of being achieved. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The determination of the grant date fair value of stock awards issued is affected by a number of variables, including the fair value of the Company’s common stock, the expected common stock price volatility over the expected life of the awards, the expected term of the stock option, risk-free interest rates, and the expected dividend yield of the Company’s common stock. Prior to the fourth quarter of fiscal year ended June 30, 2022, the Company derived its volatility from the average historical stock volatilities of several peer public companies over a period equivalent to the expected term of the awards. Beginning in the fourth quarter of fiscal year ended June 30, 2022, the expected volatility is based on a blended average of average historical stock volatilities of several peer companies over the expected term of the stock options, historical volatility of the Company's stock price, and implied stock price volatility derived from the price of exchange traded options on the Company's stock. The Company estimates the expected term based on the simplified method for employee stock options considered to be “plain vanilla” options, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant. Expected dividend yield is 0.0% as the Company has not paid and does not currently anticipate paying dividends on its common stock.

The 2019 Plan serves as the successor to the 2015 Stock Plan. The 2015 Stock Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. Generally, the 2015 Stock Plan permitted the early exercise of stock options granted prior to the IPO. The unvested portion of shares exercised was recorded within Other current liabilities on the Company’s Consolidated Balance Sheets and reclassified to equity as vesting occurred. Refer to Note 15, Equity-Based Compensation for additional information.

Restructuring
The Company's restructuring charges consist of employee severance, one-time termination benefits and ongoing benefits related to the reduction of its workforce, and other exit and disposal costs. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service beyond a minimum retention period, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit amounts are estimable. Liabilities for other costs associated with a restructuring activity are measured at fair value and are recognized when the liability is incurred. Other costs primarily consist of termination fees, idle rent and related expenses for exited locations, professional services, and other costs related to restructuring activities, and are expensed when incurred. Refer to Note 4, Restructuring for additional information.

Defined Contribution Plan
The Company maintains a defined contribution retirement plan offered to all of its U.S. employees, as well as plans at certain foreign and domestic subsidiaries. For the fiscal years ended June 30, 2024, 2023, and 2022, the Company's matching contributions totaled $18.5 million, $19.1 million, and $26.3 million, respectively, and were expensed as contributed.
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

The Company’s material financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, and the convertible senior notes. The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values at June 30, 2024 and 2023, due to the short period of time to maturity or repayment. Refer to Note 5, Fair Value Measurements for additional information.
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
Use of Estimates
The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, product recall and corrective action cost, the realizability of inventory, fair value measurements, the incremental borrowing rate associated with lease liabilities, impairment of long-lived and intangible assets, useful lives of long-lived assets, including property and equipment and finite-lived intangible assets, product warranty, goodwill, accounting for income taxes, stock-based compensation expense, transaction price estimates, the fair values of assets acquired and liabilities assumed in business combinations and asset acquisitions, future restructuring charges, contingent consideration, and commitments and contingencies. Actual results may differ from these estimates.
Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
ASU 2020-06
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance simplified the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock, thereby limiting the accounting results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amended the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, the guidance eliminated the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company adopted the standard effective July 1, 2022 using the modified retrospective transition method. Adoption of the new standard resulted in a reduction to Additional paid-in capital of $160.1 million to remove the equity component separately recorded for the conversion features associated with the 2026 Notes (as defined in Note 12 - Debt), an increase of $119.6 million in the carrying value of its 2026 Notes to reflect the full principal amount of the 2026 Notes outstanding net of issuance costs, and a decrease to Accumulated deficit of $40.6 million.

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
3. Revenue
The Company’s primary sources of revenue are its recurring content Subscription revenue, and revenue from sales of its Connected Fitness Products and related accessories, as well as Precor branded fitness products, delivery and installation services.

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

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. The Company’s revenue is reported net of sales returns and concessions, discounts and allowances, incentives, and rebates to commercial distributors as a reduction of the transaction price. Certain contracts include consideration payable that is accounted for as a payment for distinct goods or services. The Company’s transaction price estimate includes our estimate for product returns and concessions based on the terms and conditions of home trial programs, historical return trends by product category, impact of seasonality, an evaluation of current economic and market conditions, and current business practices, and record the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

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

The Company also applies the practical expedient as per ASC 340-40-25-4 and expenses sales commissions when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. These costs are recorded in Sales and marketing in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
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
Connected Fitness Products
Connected Fitness Products include the Company’s portfolio of Connected Fitness Products and related accessories, Precor branded fitness products, delivery and installation services, rental lease agreements, extended warranty agreements, branded apparel, and commercial service contracts. The Company recognizes Connected Fitness Products revenue net of sales returns and concessions, discounts and allowances, and third-party financing program fees, when the product has been delivered to the customer, except for extended warranty revenue that is recognized over the warranty period and service revenue that is recognized over the term of the service contract. The Company allows customers to return Peloton branded Connected Fitness Products within thirty days of purchase, as stated in its return policy.

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

Subscription
The Company’s subscriptions provide access to Peloton content and its library of live and on-demand fitness classes. The Company’s subscriptions are offered on a month-to-month or prepaid basis.

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

Product Warranty
The Company offers a standard product warranty that its Connected Fitness Products will operate under normal, non-commercial use covering the touchscreen and most original Bike, Bike+, Tread, Tread+, Row, and Guide components. The Company has the obligation, at its option, to either repair or replace the defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices. The Company’s products are manufactured by contract manufacturers and, in certain cases, the Company may have recourse to such contract manufacturers.

Activity related to the Company’s accrual for its estimated future product warranty obligation was as follows:

	Fiscal Year Ended June 30,
	2024	2023
	(in millions)
Balance at beginning of period	$26.4	$51.1
Provision for warranty accrual	28.0	17.7
Warranty claims	(34.1)	(42.4)
Balance at end of period	$20.3	$26.4
The Company also offers the option for customers in some markets to purchase an extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Products for additional periods beyond the standard product warranty period.

Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Products revenue in the Consolidated Statements of Operations and Comprehensive Loss. The Company’s revenue attributable to extended warranty was $36.0 million, $40.3 million and $29.6 million, representing 1%, 1%, and 1% of Total revenue for the fiscal years ended June 30, 2024, 2023, and 2022, respectively.
Disaggregation of Revenue
The Company’s revenue disaggregated by segment, excluding sales-based taxes, is included in Note 19, Segment Information.

The Company’s revenue disaggregated by geographic region was as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in millions)
North America	$2,487.0	$2,591.1	$3,259.6
International	213.5	209.1	322.5
Total revenue	$2,700.5	$2,800.2	$3,582.1

The Company’s revenue attributable to the United States was $2,389.2 million, $2,496.3 million, and $3,100.0 million, representing 88%, 89%, and 87% of Total revenue for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

Deferred Revenue and Customer Deposits
Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.

As of June 30, 2024 and June 30, 2023, deferred revenue of $95.9 million and $92.1 million, respectively, and customer deposits of $67.7 million and $95.2 million, respectively, were included in Deferred revenue and customer deposits on the Company’s Consolidated Balance Sheets.

In the fiscal years ended June 30, 2024 and 2023, the Company recognized revenue of $97.2 million and $92.4 million, respectively, that was included in the deferred revenue balance as of June 30, 2023 and 2022, respectively.

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

On April 22, 2024, the Company’s Board of Directors approved a new restructuring plan to expand upon its 2022 Restructuring Plan (as expanded, the “2024 Restructuring Plan”). The Company believes the 2024 Restructuring Plan will position Peloton for sustained, positive free cash flow, while enabling the Company to continue to invest in software, hardware and content innovation, improvements to its Member support experience, and optimizations to marketing efforts to scale the business. The 2024 Restructuring Plan includes: (i) a reduction in global headcount; and (ii) continued closures of the Company’s retail locations. The Company expects the majority of the 2024 Restructuring Plan to be implemented by the end of fiscal 2025.

As a result of these restructuring initiatives, the Company incurred the charges shown in the following table. Asset write-downs and write-offs are included within Impairment expense, and Write-offs of inventory related to restructuring activities are included within Connected Fitness Products Cost of Revenue, in the Consolidated Statements of Operations and Comprehensive Loss. The remaining charges incurred are included within Restructuring expense in the Consolidated Statements of Operations and Comprehensive Loss:

	Fiscal Year Ended June 30,
	2024	2023	2022
Cash restructuring charges:	(in millions)
Severance and other personnel costs(1)	$36.5	$85.1	$109.1
Exit and disposal costs and professional fees(2)	19.2	19.3	15.4
Total cash charges	55.7	104.4	124.5

Non-cash charges:
Asset write-downs and write-offs(3)	40.8	139.3	373.8
Stock-based compensation expense(4)	6.6	85.0	56.5
Write-offs of inventory related to restructuring activities(5)	1.0	3.7	56.4
Loss on sale of subsidiary(6)	3.8	—	—
Total non-cash charges	52.2	228.0	486.8

Total	$107.9	$332.4	$611.3
____________________________
(1) Includes $7.5 million and $29.0 million of severance and other personnel costs related to the 2022 Restructuring Plan and 2024 Restructuring Plan, respectively, for the fiscal year ended June 30, 2024.
(2) Includes $16.1 million and $3.1 million of exit and disposal costs and professional fees related to the 2022 Restructuring Plan and 2024 Restructuring Plan, respectively, for the fiscal year ended June 30, 2024.
(3) Includes $31.1 million and $9.7 million of asset write-downs and write-offs related to the 2022 Restructuring Plan and 2024 Restructuring Plan, respectively, for the fiscal year ended June 30, 2024.
(4) Includes $7.2 million and $(0.6) million of stock-based compensation expense related to the 2022 Restructuring Plan and 2024 Restructuring Plan, respectively, for the fiscal year ended June 30, 2024.
(5) Includes write-offs of inventory related to the 2022 Restructuring Plan.
(6) Includes loss on sale of subsidiary recognized in connection with the 2022 Restructuring Plan.

Due to the actions taken pursuant to the 2022 Restructuring Plan and 2024 Restructuring Plan, the Company tested certain long-lived assets (asset groups) for recoverability by comparing the carrying values of the asset group to estimates of their future undiscounted cash flows, which were generally the liquidation value, or for operating lease right-of-use assets, income from a sublease arrangement. Based on the results of the recoverability tests, the Company determined that during the fiscal years ended June 30, 2024, 2023 and 2022, the undiscounted cash flows of certain assets (asset groups) were below their carrying values, indicating impairment. The assets were written down to their estimated fair values, which were determined based on their estimated liquidation or sales value, or for operating lease right-of-use assets, discounted cash flows of a sublease arrangement. See further discussion in Note 8 - Property and Equipment and Note 11 - Leases in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within Accounts payable and accrued expenses in the Consolidated Balance Sheets:

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of June 30, 2021	$—	$—	$—
Charges	109.1	15.4	124.5
Cash payments	(98.2)	(15.4)	(113.6)
Balance as of June 30, 2022	$10.9	$—	$10.9

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of June 30, 2022	$10.9	$—	$10.9
Charges	85.1	19.3	104.4
Cash payments	(82.4)	(19.0)	(101.4)
Balance as of June 30, 2023	$13.6	$0.3	$13.9

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of June 30, 2023	$13.6	$0.3	$13.9
Charges(1)	36.5	19.2	55.7
Cash payments	(37.4)	(15.2)	(52.6)
Balance as of June 30, 2024	$12.7	$4.3	$17.0
_________________________
(1) Includes $7.5 million and $29.0 million of charges for severance and other personnel costs related to the 2022 Restructuring Plan and 2024 Restructuring Plan, respectively, and $16.1 million and $3.1 million of charges for exit and disposal costs and professional fees related to the 2022 Restructuring Plan and 2024 Restructuring Plan, respectively, for the fiscal year ended June 30, 2024.

In connection with the 2024 Restructuring Plan, which includes any remaining restructuring activity under the original 2022 Restructuring Plan, the Company estimates that it will incur additional cash charges of approximately $40.0 million, primarily composed of lease termination and other exit costs, the majority of which are expected to be incurred by the end of fiscal year 2025. Additionally, the Company expects to recognize additional non-cash charges of approximately $20.0 million, primarily composed of non-inventory asset impairment charges on retail showrooms in connection with the 2024 Restructuring Plan, the majority of are expected to be incurred by the end of fiscal year 2025.

5. Fair Value Measurements

Fair Value Measurements of Other Financial Instruments
The following tables present the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the Consolidated Balance Sheets:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
0.00% Convertible Senior Notes due 2026	$—	$175.0	$—	$175.0
5.50% Convertible Senior Notes due 2029	$—	$353.0	$—	$353.0

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
0.00% Convertible Senior Notes	$—	$759.5	$—	$759.5
The fair value of the Notes is determined based on the closing price on the last trading day of the reporting period. Refer to Note 12, Debt for additional information.
The carrying value of the Term Loan (as defined in Note 12, Debt), as of June 30, 2024 and 2023, approximates the fair value of the Term Loan as of June 30, 2024 and 2023, respectively.
6. Inventories
Inventories, net were as follows:

	June 30,
	2024	2023
	(in millions)
Raw materials	$29.8	$53.2
Finished products(1)	487.6	703.0
Total inventories(2)	517.4	756.2
Less: Reserves	(187.7)	(233.6)
Total inventories, net	$329.7	$522.6
_________________________
(1) Includes $35.2 million and $26.4 million of finished goods inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of June 30, 2024 and June 30, 2023, respectively.
(2) As of June 30, 2024 and 2023, there was no work-in-process within inventories.
The Company periodically assesses and adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. The Company’s recorded inventory reserves as of June 30, 2024 and 2023, primarily consisted of $85.2 million and $105.6 million related to returned Connected Fitness Products that the Company does not expect to sell and $78.3 million and $97.8 million related to excess accessories and apparel inventory that the Company does not expect to sell.
7. Acquisitions

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

8. Property and Equipment
Property and equipment consisted of the following:

	June 30,
	2024	2023
	(in millions)
Land	$—	$5.2
Buildings	—	13.1
Leasehold Improvements	292.4	315.1
Machinery	12.1	16.3
Equipment	41.8	38.7
Customer-leased equipment	76.9	47.1
Furniture and Fixtures	22.5	29.9
Construction in Progress	1.1	3.8
Software (1)	178.0	183.2
Total property and equipment	624.9	652.4
Accumulated depreciation and amortization	(271.2)	(207.5)
Total property and equipment, net	$353.7	$444.8
_________________________
(1) Includes $0.1 million and $1.0 million of software under development as of June 30, 2024 and June 30, 2023, respectively.
During fiscal 2022, 2023, and 2024, management identified various qualitative factors that collectively indicated that the Company had impairment triggering events, including (i) realignment of cost structure in connection with the restructuring initiatives, (ii) softening demand and (iii) significant decrease in the market price of certain long-lived asset groups. The Company determined that the estimated undiscounted future cash flows were less than the carrying values for certain asset groups. The Company recognized impairment charges for the fiscal year ended June 30, 2024, primarily consisting of $14.9 million relating to exiting retail showrooms and $5.0 million related to Connected Fitness assets.
The Company recognized impairment charges for the fiscal year ended June 30, 2023, primarily consisting of impairment loss of $32.5 million related to capitalized software, $19.5 million related to exiting certain corporate office locations, $17.2 million relating to exiting retail showrooms, $16.5 million related to Connected Fitness assets, and $8.2 million related to other manufacturing assets.
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

As of June 30, 2024, 81% and 17% of the Company's total Property and equipment, net was attributable to the United States and the United Kingdom, respectively. As of June 30, 2023, 79% and 15% of the Company's total Property and equipment, net was attributable to the United States and the United Kingdom, respectively.

The estimated useful lives of property and equipment are as follows:

Buildings	40 years
Leasehold Improvements	Shorter of remaining lease term or useful life
Machinery	Three to ten years
Equipment	Two to five years
Customer-leased equipment	Three years
Furniture and Fixtures	Four to ten years
Software	Two to three years

Depreciation and amortization expense amounted to $98.2 million, $108.5 million, and $99.5 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively, of which $42.8 million, $38.4 million, and $23.5 million related to amortization of capitalized software costs for the fiscal years ended June 30, 2024, 2023, and 2022, respectively.

9. Goodwill and Intangible Assets
The changes in the carrying value of goodwill are as follows:

Amount
(in millions)
June 30, 2021	$210.1
Acquisition	12.0
Foreign currency translation	1.0
Impairment	(181.9)
June 30, 2022	41.2
June 30, 2023	$41.2
June 30, 2024	$41.2
The Company reviews goodwill for impairment annually on April 1 or more frequently if events or changes in circumstances indicate that an impairment may exist (“a triggering event”). During the fiscal years ended June 30, 2024 and 2023, management identified no qualitative factors that collectively, indicated that the Company had triggering events. The Company did not recognize goodwill impairment for the fiscal years ended June 30, 2024 and 2023. During the fiscal year ended June 30, 2022, the Company recognized a goodwill impairment charge of $181.9 million representing the entire amount of goodwill related to the Connected Fitness Products reporting unit in the Connected Fitness Products segment.
The gross carrying amount, accumulated amortization and impairment of the Company's Intangible assets, net, as of June 30, 2024 were as follows:

	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Acquired developed technology	$72.0	$(57.8)	$—	$14.2	1.0
Other definite-lived intangibles	5.7	(5.0)	—	0.8	0.7
Total intangible assets	$77.7	$(62.7)	$—	$15.0

The gross carrying amount, accumulated amortization and impairment of the Company's Intangible assets, net, as of June 30, 2023 were as follows:

	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Acquired developed technology	$72.0	$(48.5)	$—	$23.5	1.6
Other definite-lived intangibles	5.7	(3.7)	—	2.1	1.5
Total intangible assets	$77.7	$(52.1)	$—	$25.6

The gross carrying amount, accumulated amortization and impairment of the Company's Intangible assets, net, as of June 30, 2022 were as follows:

	Gross Carrying Value		Accumulated Amortization	Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Acquired developed technology	$130.8		$(51.8)	$(41.0)	$38.0	2.6
Brand	94.0		(13.1)	(80.9)	—	—
Distributor relationships	25.0		(2.0)	(23.0)	—	—
Customer relationships	17.4		(2.3)	(15.0)	0.1	—
Other definite-lived intangibles	12.5		(3.7)	(5.6)	3.3	2.5
Total intangible assets	$279.8	XX	$(72.8)	$(165.6)	$41.3

During fiscal years ended June 30, 2024 and 2023, the Company recognized no intangible asset impairment loss. In fiscal year ended June 30, 2022, the Company recognized an impairment loss of $165.6 million, primarily due to the write-off of certain acquired developed technology, brand, distributor and customer relationships, and assembled workforce, which resulted from strategic actions taken by the Company under the 2022 Restructuring Plan. The Company determined that the estimated future cash flows were less than the carrying values for certain intangibles. The impairment loss was included in Impairment expense in the Consolidated Statements of Operations and Comprehensive Loss.

The Company recognized intangible asset amortization in the Consolidated Statements of Operations and Comprehensive Loss in the amount of $10.6 million, $15.8 million, and $43.3 million for the fiscal years ended June 30, 2024, 2023, and 2022, respectively.

As of June 30, 2024, estimated amortization related to the Company's identifiable acquisition-related intangible assets in future periods were as follows:

Fiscal Year Ending June 30,	Amount
(in millions)
2025	$9.4
2026	5.4
2027	—
2028	—
2029	—
Thereafter	0.1
Total	$15.0

10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	June 30,
	2024	2023
	(in millions)
Accounts payable	$85.4	$76.5
Accrued music licensing royalties	137.2	113.1
Employee-related liabilities	42.9	43.3
Inventory received but not billed	30.7	33.9
Accrued professional services	24.3	21.4
Accrued settlement costs	18.1	22.3
Accrued marketing	16.1	23.5
Return reserve liability	10.6	29.1
Product warranty	9.8	9.6
Recall related costs	5.3	52.3
Other	51.9	53.6
Total accounts payable and accrued expenses	$432.3	$478.4
11. Leases
Lessee arrangements
The Company leases facilities under operating leases with various expiration dates through 2039. The Company leases space for its corporate headquarters and the operation of its distribution facilities, warehouses, factories, showrooms, production studio facilities, and other office spaces. The Company does not have any material finance leases. The Company determines if an arrangement is a lease, or contains a lease, at inception and records the leases in its financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

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
The Company subleases certain warehouses, office spaces, and showroom spaces to third parties, which does not relieve the Company of its primary lease obligations with the lessor (the “head lease”). These subleases are classified as operating leases, and therefore the Company continues to account for the head lease as it did before the commencement date of the sublease. Sublease income is presented within the same category of operating expenses as the underlying head lease expense on the Consolidated Statements of Operations and Comprehensive Loss. If the lease cost for the term of the sublease exceeds the Company’s anticipated sublease income for the same period, the Company assesses the right-of-use asset associated with the head lease for impairment under the long-lived asset impairment provisions of ASC 360.
Total operating lease expense, net, for the fiscal years ended June 30, 2024, 2023, and 2022 was as follows:

Total Operating Lease Expense, Net	Fiscal Year Ended June 30,
	2024	2023	2022
	(in millions)
Operating lease expense	$98.5	$113.4	$136.4
Variable lease expense	23.8	24.3	29.5
Short-term lease expense	0.3	0.2	1.5
Total operating lease expense	$122.6	$138.0	$167.4
Sublease income	(17.8)	(14.9)	(3.6)
Variable sublease income	(4.0)	(2.7)	(0.3)
Total operating lease expense, net	$100.8	$120.4	$163.6
As of June 30, 2024, the total remaining lease payments included in the measurement of operating lease liabilities were as follows:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2025	$103.8
2026	99.0
2027	86.9
2028	71.9
2029	63.8
Thereafter	323.1
Total	$748.5

As of June 30, 2024, future minimum lease payments to be received from operating subleases were as follows:

Fiscal Year Ended June 30,	Future Minimum Payments
(in millions)
2025	$17.9
2026	16.2
2027	12.6
2028	5.4
2029	1.4
Thereafter	0.6
Total	$54.1
Supplemental information related to operating leases was as follows:

Reconciliation of Operating Lease Liabilities	As of June 30,
	2024	2023
	(dollars in millions)
Weighted-average remaining lease term (years)	9.0	9.5
Weighted-average discount rate	5.38%	5.17%
Total Undiscounted Operating Lease Liability	$748.5	$882.5
Less: Imputed interest	(169.9)	(205.1)
Total Discounted Operating Lease Liability	$578.6	$677.4
Current portion of operating lease liabilities	$75.3	$83.5
Non-current portion of operating lease liabilities	$503.3	$593.8
Supplemental cash flow and other information related to leases was as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$121.7	$133.3	$109.8
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	$24.9	$7.0	$229.3
Right-of-use asset reductions related to operating lease modifications and terminations (non-cash)	$(23.0)	$(50.2)	$(15.6)
As discussed in Note 8 - Property and Equipment, management identified various qualitative factors that collectively indicated that the Company had triggering events for its long-lived assets, including the Company’s right-of-use assets. The Company recognized impairment charges for the fiscal year ended June 30, 2024, primarily consisting of $16.6 million related to retail showroom right-of-use assets and $7.5 million related to Connected Fitness right-of-use assets.
For the fiscal year ended June 30, 2023, the Company recognized impairment charges of $6.4 million related to certain corporate office right-of-use assets, $5.3 million related to Connected Fitness right-of-use assets, $3.0 million related to retail showroom right-of-use assets, and $1.2 million related to other manufacturing right-of-use assets. For the fiscal year ended June 30, 2022, the Company recognized impairment charges of $28.5 million related to Connected Fitness right-of-use assets, which reduced the carrying value of these right-of-use assets from $161.2 million to $132.7 million. Impairment charges are included within Impairment expense in the Consolidated Statements of Operations and Comprehensive Loss.
Lessor arrangements
As discussed in Note 3 - Revenue, the Company leases certain Connected Fitness equipment under its rental program. The lease arrangement provides the customer with an option to purchase the underlying equipment or terminate the lease at any time. The price to purchase the underlying equipment is determined based on the number of months that the customer has leased the equipment, and is not considered a bargain purchase option. All rental lease agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases as a lessor. For the fiscal years ended June 30, 2024, 2023, and 2022, the Company recognized lease revenue on its rental program of $47.3 million, $19.1 million and $0.1 million, respectively, within Connected Fitness Products revenue in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

12. Debt
Convertible Notes due 2029
In May 2024, the Company issued $350.0 million aggregate principal amount of 5.50% Convertible Senior Notes due 2029 (the “2029 Notes”) in a private offering, including the exercise in full of the option granted to the initial purchasers to purchase $50.0 million of the 2029 Notes. The 2029 Notes were issued pursuant to an Indenture (the “2029 Notes Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes bear interest at a rate of 5.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024. The net proceeds from this offering of 2029 Notes were approximately $342.3 million, after deducting the initial purchasers' discounts and commissions of $7.7 million.

Each $1,000 principal amount of the 2029 Notes is initially convertible into 218.4360 shares of the Company’s Class A common stock, which is equivalent to an initial conversion price of approximately $4.58 per share. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the 2029 Notes Indenture. In addition, if certain corporate events that constitute a make-whole fundamental change occur or the Company elects to redeem the 2029 Notes, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The 2029 Notes will mature on December 1, 2029, unless earlier converted, redeemed, or repurchased. The 2029 Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events.

On or after September 1, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2029 Notes, in multiples of $1,000 principal amount, at the option of the holder. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Class A common stock or a combination of cash and shares of the Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2029 Notes Indenture.

The Company may redeem for cash all or any portion (subject to the partial redemption limitation described in the 2029 Notes Indenture) of the 2029 Notes, at its option, on or after June 7, 2027 and on or before the 20th scheduled trading day immediately before the maturity date, if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price then in effect on (1) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (2) the trading day immediately before the date the Company sends such notice at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2029 Notes, which means that the Company is not required to redeem or retire the 2029 Notes periodically.

Upon the occurrence of a fundamental change (as defined in the 2029 Notes Indenture), subject to certain conditions, holders may require the Company to repurchase all or a portion of the 2029 Notes for cash at a price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The definition of fundamental change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.

The 2029 Notes are senior unsecured obligations of the Company and rank senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the 2029 Notes; equal in right of payment to any of the Company’s existing and future indebtedness that is not so subordinated; effectively subordinated in right of payment to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities of current or future subsidiaries of the Company (including trade payables and to the extent the Company is not a holder thereof, preferred equity, if any, of the Company’s subsidiaries).

The effective interest rate upon issuance of the 2029 Notes was 5.97%, which is the effective interest rate as of June 30, 2024.

The net carrying amount of the 2029 Notes was as follows:

June 30, 2024
(in millions)
Principal	350.0
Unamortized debt issuance costs	(7.6)
Net carrying amount	$342.4

The following table sets forth the interest expense recognized related to the 2029 Notes:

Fiscal Year Ended June 30, 2024
(in millions)
Amortization of debt issuance costs	0.1
Total non-cash interest expense related to the 2029 Notes	$0.1
Total interest expense recognized related to the 2029 Notes was $2.1 million during the fiscal year ended June 30, 2024, of which approximately $2.0 million is cash interest expense.

Convertible Notes due 2026
In February 2021, the Company issued $1.0 billion aggregate principal amount of the 2026 Notes in a private offering, including the exercise in full of the option granted to the initial purchasers to purchase $125.0 million of the 2026 Notes. The 2026 Notes were issued pursuant to an Indenture (the “2026 Notes Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2026 Notes do not bear regular interest, and the principal amount of the 2026 Notes does not accrete.

Each $1,000 principal amount of the 2026 Notes is initially convertible into 4.1800 shares of the Company’s Class A common stock, which is equivalent to an initial conversion price of approximately $239.23 per share. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the 2026 Notes Indenture. In addition, if certain corporate events that constitute a make-whole fundamental change occur or the Company elects to redeem the 2026 Notes, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The 2026 Notes will mature on February 15, 2026, unless earlier converted, redeemed, or repurchased. The 2026 Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events.

On or after August 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes, in multiples of $1,000 principal amount, at the option of the holder. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Class A common stock or a combination of cash and shares of the Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2026 Notes Indenture.

The Company may redeem for cash all or any portion (subject to the partial redemption limitation described in the 2026 Notes Indenture) of the 2026 Notes, at its option, on or before the 20th scheduled trading day immediately before the maturity date, if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price then in effect on (1) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (2) the trading day immediately before the date the Company sends such notice at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus any accrued and unpaid special interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire the 2026 Notes periodically.

Upon the occurrence of a fundamental change (as defined in the 2026 Notes Indenture), subject to certain conditions, holders may require the Company to repurchase all or a portion of the 2026 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus any accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date. The definition of fundamental change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.

The 2026 Notes are senior unsecured obligations of the Company and rank senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the 2026 Notes; equal in right of payment to any of the Company’s existing and future indebtedness that is not so subordinated; effectively subordinated in right of payment to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities of current or future subsidiaries of the Company (including trade payables and to the extent the Company is not a holder thereof, preferred equity, if any, of the Company’s subsidiaries).

Repurchase of a Portion of the 2026 Convertible Notes

In May 2024, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to repurchase $801.0 million of aggregate principal amount of the 2026 Notes for an aggregate of $724.9 million of cash. The Company accounted for this repurchase of the 2026 Notes as a debt extinguishment under ASC 470-50, Debt – Modifications and Extinguishments (“ASC 470-50”). The Company recorded a $69.8 million gain on early extinguishment of debt during the year ending June 30, 2024, which includes the write-off of previously deferred debt issuance costs of $6.3 million, which is included within Net gain on debt refinancing on the Consolidated Statements of Operations and Comprehensive Loss.

The effective interest rate upon issuance of the 2026 Notes was 0.45%, which is the effective interest rate as of June 30, 2024.

The net carrying amount of the 2026 Notes was as follows:

	June 30,
	2024	2023
	(in millions)
Principal	$199.0	$1,000.0
Unamortized debt issuance costs	(1.4)	(12.0)
Net carrying amount	$197.6	$988.0

The following table sets forth the interest expense recognized related to the 2026 Notes:

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in millions)
Amortization of debt discount (1)	$—	$—	$30.8
Amortization of debt issuance costs	4.3	4.5	3.3
Less: Interest capitalized	—	—	(0.3)
Total interest expense related to the 2026 Notes	$4.3	$4.5	$33.9
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

Termination of Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Call Transactions”). In the last quarter of its fiscal year ending 2024, the Company terminated the Capped Call Transactions in their entirety pursuant to negotiated termination agreements with each such counterparty.

Third Amended and Restated Credit Agreement

On May 30, 2024, the Company entered into a Third Amended and Restated Credit Agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Third Amended and Restated Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent, and certain banks and financial institutions party thereto as lenders and issuing banks.

The Third Amended and Restated Credit Agreement provides for a $1.0 billion term loan facility (the “Term Loan”), which will be due and payable on May 30, 2029. The Term Loan amortizes in quarterly installments of 0.25%, payable at the end of each fiscal quarter and on the maturity date.

The Third Amended and Restated Credit Agreement also provides for a $100.0 million revolving credit facility (the “Revolving Facility”), which will mature on May 30, 2029. The Company is only required to meet the total liquidity covenant, set at $250.0 million for the last business day of any week, and the subscription revenues covenant, set at $1.2 billion for the four-quarter trailing period, to the extent any revolving loans are borrowed and outstanding.

The Revolving Facility, when drawn, bears interest at a rate equal to, at the Company’s option, either the Alternate Base Rate (as defined in the Third Amended and Restated Credit Agreement) plus 4.00% per annum or the Term SOFR Rate (as defined in the Third Amended and Restated Credit Agreement) plus 5.00% per annum. The Company is required to pay an annual commitment fee of 0.50% per annum on a quarterly basis based on the unused portion of the Revolving Facility, provided that the commitment fee is subject to one 0.125% step-down after the delivery of the financial statements and related compliance certificate for the fiscal quarter ending on or after September 30, 2024 for which the First Lien Net Leverage Ratio (as defined in the Third Amended and Restated Credit Agreement) is less than 5.00 to 1.00.

The Term Loan initially bears interest at a rate equal to, at the Company’s option, either the Alternate Base Rate (as defined in the Third Amended and Restated Credit Agreement) plus 5.00% per annum or the Term SOFR Rate (as defined in the Third Amended and Restated Credit Agreement) plus 6.00% per annum. After the delivery of the financial statements and related compliance certificate for the fiscal quarter ending on or after September 30, 2024 for which the First Lien Net Leverage Ratio (as defined in the Third Amended and Restated Credit Agreement) is less than 5.00 to 1.00, the applicable rate for Alternate Base Rate loans or Term SOFR Rate loans will be subject to one 0.50% step-down. Any borrowing at the Alternate Base Rate is subject to a 1.00% floor and the Term SOFR Rate is subject to a 0.00% floor.

The Third Amended and Restated Credit Agreement contains customary affirmative covenants as well as customary negative covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens or grant negative pledges, make loans and investments, conduct certain transactions with affiliates, sell certain assets, enter into certain swap agreements, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Third Amended and Restated Credit Agreement also contains certain customary events of default. Certain baskets and covenant levels have been adjusted and will apply equally to both the Term Loan and Revolving Facility for so long as the Term Loan is outstanding.

The obligations under the Third Amended and Restated Credit Agreement with respect to the Term Loan and the Revolving Facility are secured by substantially all of the Company’s assets, with certain exceptions set forth in the Third Amended and Restated Credit Agreement, and are required to be guaranteed by certain material subsidiaries of the Company if, at the end of future financial quarters, certain conditions are not met.

During the fiscal years ended June 30, 2024, 2023, and 2022, the Company incurred total commitment fees of $1.3 million, $1.6 million, and $1.4 million, respectively, which are included in Interest expense in the Consolidated Statements of Operations and Comprehensive Loss.

As of June 30, 2024, the Company had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and the Company had $1,000.0 million total outstanding borrowings under the Third Amended and Restated Credit Agreement.

In connection with the execution of the Third Amended and Restated Credit Agreement, the Term Loan was accounted for as a modification, extinguishment, or new loan for certain lenders in accordance with ASC 470-50. Accordingly, incremental discount and debt issuance costs of $10.0 million and $2.3 million, respectively, will be amortized to Interest expense using the effective interest method over the term of the Third Amended and Restated Credit Agreement. Furthermore, the Company expensed $8.7 million of debt issuance costs incurred with third parties related to loss on debt modification and recognized a $7.5 million loss on extinguishment related to previously deferred debt discount and debt issuance costs, which are included within Net gain on debt refinancing on the Consolidated Statements of Operations and Comprehensive Loss.

As of June 30, 2024, the Company had not drawn any amount under the Revolving Facility and as such did not have to test the financial covenants under the Third Amended and Restated Credit Agreement. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of June 30, 2024, the Company had outstanding letters of credit totaling $53.2 million, which are classified as Restricted cash on the Consolidated Balance Sheets.

Upon entering into the Term Loan, the effective interest rate was 12.4%, which is the effective interest rate as of June 30, 2024.

The net carrying amount of the Term Loan was as follows:

	June 30,
	2024	2023
	(in millions)
Principal	$1,000.0	$750.0
Principal Payments	—	(7.5)
Unamortized debt discount	(27.4)	(27.8)
Unamortized debt issuance costs	(12.6)	(16.3)
Net carrying amount	$960.1	$698.4

The following table sets forth the non-cash interest expense recognized related to the Term Loan:

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in millions)
Amortization of debt discount	$5.7	$5.4	$0.7
Amortization of debt issuance costs	3.3	3.2	0.4
Total non-cash interest expense related to the Term Loan	$9.0	$8.6	$1.1

Total cash interest expense recognized related to the Term Loan was $94.9 million, $79.1 million, and $6.0 million during the fiscal years ended June 30, 2024, 2023, and 2022, respectively. Total interest expense recognized related to the Term Loan was $103.8 million, $87.6 million, and $7.1 million during the fiscal years ended June 30, 2024, 2023, and 2022, respectively.

Maturities of Debt Instruments

The following table sets forth maturities of our debt instruments, including convertible notes payable, gross of debt issuance costs and debt discounts, as of June 30, 2024:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2025	$10.0
2026(1)	209.0
2027	10.0
2028	10.0
2029	960.0
Thereafter(2)	350.0
Total	$1,549.0
____________________________
(1) Includes $10.0 million related to the Term Loan and $199.0 million related to the 2026 Convertible Notes.
(2) Includes $350.0 million related to the 2029 Convertible Notes.
13. Commitments and Contingencies
Music License Agreements
The Company is subject to minimum guarantee royalty payments associated under certain music license agreements.

The following represents the Company's minimum annual guarantee payments under music license agreements for the next two years as of June 30, 2024:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2025	$57.7
2026	9.8
Total	$67.5

Tread+ and Tread Product Recall Return Reserves and Cost Estimates
On May 5, 2021, the Company announced a voluntary recall of its Tread+ in collaboration with the U.S. Consumer Product Safety Commission ("CPSC") and halted sales of this product to work on product enhancements. On May 18, 2023, the Company and the CPSC jointly announced the approval of a rear guard repair for the recalled Tread+. The Company has made this rear guard available to its Members who continue to own a Tread+ and, during the year ended June 30, 2024, the Company resumed deliveries of the Tread+ from its existing inventory with the rear guard installed.

The following table details the (benefit)/reduction to Connected Fitness Products revenue for actual and future returns and costs associated with Tread+ and Tread product recalls that were recorded in Connected Fitness Products cost of revenue.

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in millions)
Returns accrual for (benefit)/reduction to Connected Fitness Products revenue	$(4.5)	$14.6	$48.9
(Benefits) costs of product recalls	$(4.0)	$15.7	$8.1

Return reserves related to the impacts of the Tread+ recall of $6.7 million and $24.4 million were included within Accounts payable and accrued expenses in the Consolidated Balance Sheets as of June 30, 2024 and 2023, respectively. Accruals for costs associated with the Tread+ repair of $4.1 million and $10.0 million were included within Accounts payable and accrued expenses in the Consolidated Balance Sheets as of June 30, 2024 and June 30, 2023, respectively. The estimated return reserves are based on historical and expected product returns. The estimated costs associated with the Tread+ repair are primarily based on the estimated number of requests for the Tread+ repair and the estimated costs of the production, delivery, and installation of the remedy.

Bike Seat Post Recall
On May 11, 2023, in collaboration with the CPSC, the Company announced a voluntary recall of the original Peloton Bike (not Bike+) sold in the U.S. from January 2018 to May 2023 related to its seat post, and the Company is offering Members a free replacement seat post as the approved repair. As a result of this recall, the Company recognized $(5.5) million and $48.4 million for the (benefits) costs to replace the bike seat posts based on an amount that was deemed probable and reasonably estimable, reflected in Connected Fitness Products cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended June 30, 2024 and 2023. As of June 30, 2024 and June 30, 2023, accruals of $1.2 million and $42.2 million, respectively, were included within Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets related to the recall. The estimated cost to replace the bike seat posts is primarily based on the estimated number of requests for seat posts and the estimated costs of the production and shipment of the replacement parts. For more detail on the potential impacts of the recall to the Company’s business, see “Risk Factors—Risks Related to Our Connected Fitness Products and Members—Our products and services may be affected from time to time by design and manufacturing defects or product safety issues, real or perceived, that could adversely affect our business and result in harm to our reputation.”

Commitments to Suppliers
The Company utilizes contract manufacturers to build its products and accessories. These contract manufacturers acquire components and build products based on demand forecast information the Company supplies, which typically covers a rolling 12-month period. Consistent with industry practice, the Company acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover the Company’s forecasted product and manufacturing requirements for periods that range a number of months. In certain instances, these agreements allow the Company the option to cancel, reschedule, and/or adjust its requirements based on its business needs for a period of time before the order is due to be fulfilled. While the Company’s purchase orders are legally cancellable in many situations, there are some which are not cancellable in the event of a demand plan change or other circumstances, such as where the supplier has procured unique, Peloton-specific designs, and/or specific non-cancellable, non-returnable components based on the Company’s provided forecasts.

As of June 30, 2024, the Company’s commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of Peloton products were estimated to be approximately $87.8 million, of which $80.1 million is expected to be paid over the next twelve months.

Legal and Regulatory Proceedings
The Company is, or may become, a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of its business, including the matters set forth below. We deny the allegations in the active matters described below and intend to vigorously defend against such matters.

Some of the Company’s legal and regulatory proceedings, including matters and litigation that center around intellectual property claims, may be based on complex claims involving substantial uncertainties and unascertainable damages. Accordingly, except for proceedings that have settled or been terminated, or except where otherwise indicated below, it is not possible to determine the probability of loss or estimate damages for such matters, and therefore, the Company has not established reserves for any of these proceedings. When the Company determines that a loss is both probable and reasonably estimable, the Company records a liability, and, if the liability is material, discloses the amount of the liability reserved.

Unless otherwise disclosed below, while it is reasonably possible that a loss may be incurred, the Company is unable to estimate a range of potential loss due to the complexity and current status of these lawsuits. In these matters, the Company has not established a reserve.

The Company evaluates, on a regular basis, developments in our legal proceedings and other contingencies that could affect the amount of liability, including amounts in excess of any previous accruals and reasonably possible losses disclosed, and make adjustments and changes to the Company’s accruals and disclosures as appropriate. For the matters the Company discloses that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial.

Given that the Company’s legal and regulatory proceedings are subject to uncertainty, there can be no assurance that such legal and regulatory proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

In May 2021, the Company initiated a voluntary recall of our Tread+ product in collaboration with the CPSC. In December 2022, the Company entered into a settlement agreement with the CPSC regarding matters related to the Tread+ recall. In the settlement, the Company agreed to pay a $19.1 million civil penalty, resolving the CPSC’s charges that we violated the Consumer Product Safety Act (the “CPSA”). On May 18, 2023, the Company and the CPSC jointly announced the approval of a rear guard repair for the recalled Tread+. The SEC is investigating the Company’s public disclosures concerning the Tread+ recall, as well as other matters. In addition, in 2021, the U.S. Department of Justice (the “DOJ”) and the Department of Homeland Security subpoenaed the Company for documents and other information related to the Company’s statutory obligations, including under the CPSA. In addition to such investigations, the Company is presently subject to personal injury claims related to the safety of the Tread+.

On November 16, 2021, the United States District Court for the Eastern District of New York consolidated two putative securities class action lawsuits against the Company and certain of the Company’s officers under the caption In re Peloton Interactive, Inc. Securities Litigation, Master File No. 21-cv-02369-CBA-PK (“EDNY Class Action”), and appointed Richard Neswick as lead plaintiff. On January 21, 2022, the lead plaintiff filed an amended consolidated complaint in the action purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired the Company’s common stock between September 11, 2020 and May 5, 2021. Lead plaintiff alleged that the Company and certain of the Company’s officers made false or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as

amended (the “Exchange Act”), regarding the Peloton Tread+ and the safety of the product. On April 17, 2023, the parties entered into a settlement agreement to resolve the action for $14.0 million, for which the Company had previously taken a reserve. Under the terms of this agreement, defendants continue to deny any liability or wrongdoing. On July 9, 2024, the court approved the settlement and entered a final judgment in the EDNY Class Action.

On October 26, 2021 and January 24, 2022, the United States District Court for the Eastern District of New York consolidated four stockholder derivative actions purportedly on behalf of the Company against certain of the Company’s officers and directors under the caption In re Peloton Interactive, Inc. Derivative Litigation, Master File No. 21-cv-02862-CBA-PK (the “EDNY Derivative Action”), which alleged, among other claims, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Exchange Act. Alan Chu, Moshe Genack, Xingqi Liu and Anthony Franchi were appointed as co-lead plaintiffs. The EDNY Derivative Action was stayed on February 11, 2022, and that stay was continued on March 8, 2023 pending resolution of the EDNY Class Action. On December 14, 2022, two putative verified stockholder derivative actions in the Court of Chancery of the State of Delaware, purportedly on behalf of the Company against certain of the Company’s officers and directors asserting similar allegations to those made in the EDNY Derivative Action, were consolidated as In re Peloton Interactive, Inc. Stockholder Derivative Litigation, Consol. Case No. 2022-1051-KSJM (the “Chancery Derivative Action”). The Chancery Derivative Action was stayed pending resolution of the EDNY Class Action. On December 22, 2022, a stockholder filed a putative stockholder derivative action in the United States District Court for the District of Delaware, asserting similar allegations to those in the EDNY Derivative Action and the Chancery Derivative Action against certain of the Company’s officers and directors, captioned Blackburn v. Foley, et al., Case No. 22-cv-01618-GBW (the “Blackburn Action”), which was also stayed on January 12, 2023 pending resolution of the EDNY Class Action. On July 29, 2024, the parties in the EDNY Derivative Action, the Chancery Derivative Action, and the Blackburn Action agreed to a settlement-in-principle to resolve those derivative actions.

On May 11, 2023, in collaboration with the CPSC, the Company announced a voluntary recall of the original Peloton Bike (not Bike+) sold in the U.S. from January 2018 to May 2023 related to its seat post, and the Company is offering a free replacement seat post as the approved repair. On June 9, 2023, Sam Solomon filed a putative securities class action against the Company and certain of the Company’s officers in the U.S. District Court for the Eastern District of New York, Case No. 1:23-cv-04279-MKB-JRC (the “2023 Securities Litigation”). Jia Tian and David Feigelman were appointed as co-lead plaintiffs. On November 6, 2023, co-lead plaintiffs filed an amended complaint purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between May 6, 2021 and August 22, 2023, alleging that the defendants made false and/or misleading statements relating to the seat post recall in violation of Sections 10(b) and 20(a) of the Exchange Act. On February 2, 2024, defendants served a motion to dismiss the amended complaint. Briefing on defendants’ motion to dismiss the amended complaint in the 2023 Securities Litigation was completed on May 17, 2024.

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

On August 4, 2022, Mayville Engineering Company, Inc. (“MEC”) filed suit against the Company in the Supreme Court of the State of New York, Index No. 652735/2022, alleging claims for breach of contract, or, in the alternative, breach of the implied duty of good faith and fair dealing. MEC alleges that the Company breached a supply agreement under which MEC agreed to supply certain parts for Peloton products, and that it is entitled to damages in an amount exceeding $107.0 million, plus pre-judgment interest, fees, and costs. On January 6, 2023, the court partially granted and partially denied the Company’s motion to dismiss MEC’s complaint, dismissing MEC’s alternative claim for breach of the implied duty of good faith and fair dealing with prejudice, but allowing MEC’s claim for breach of contract to move forward. On April 11, 2024, the court’s decision on the motion to dismiss was upheld on appeal, and the appellate Court simultaneously ruled in the Company’s favor on a separate appeal of a discovery order. In September 2023, the Company asserted a counterclaim and affirmative defense against MEC for fraudulent inducement of the supply agreement. Discovery is ongoing with a current fact discovery deadline of October 4, 2024. No trial date has been set. The Company cannot estimate the precise amount of any reasonably possible loss, as the estimate would depend on numerous uncertainties including future legal rulings, further factual developments concerning the extent of any recoverable damages, and the success of its counterclaim. The range of reasonably possible loss runs from zero to the full amount of MEC’s claim described above.

14. Stockholders' Equity

On November 16, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC as representatives of the several underwriters named therein relating to the offer and sale by the Company (the “Offering”) of 27,173,912 shares (the “Shares”) of the Company’s Class A common stock, which includes 3,260,869 shares of Class A common stock issued and sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares of Class A common stock. The Company sold the Shares to the underwriters at the public offering price of $46.00 per share less underwriting discounts.

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

In October 2023, the Company’s Board of Directors adopted an amendment to the 2019 Plan (the “Amendment”) that increases the number of shares available under the 2019 Plan by 36,000,000 shares of Class A common stock (and retains the existing evergreen feature through July 1, 2029) and extends the right to grant awards under the 2019 Plan through October 24, 2033. The Amendment became effective following approval by the Company’s stockholders on December 7, 2023. As of June 30, 2024, 63,750,706 shares of Class A common stock were available for future award under the 2019 Plan.

Stock Options
The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2023	42,999,273	$19.71	5.2	$33.2
Granted	922,816	$3.94
Exercised	(4,184,638)	$3.15		$12.7
Forfeited or expired	(10,835,962)	$23.62
Outstanding — June 30, 2024	28,901,489	$20.14	4.7	$3.4
Vested and Exercisable— June 30, 2024	22,553,224	$18.73	4.0	$3.4

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested - June 30, 2023	12,407,094	$18.84
Granted	922,816	$2.46
Vested	(5,048,153)	$18.48
Forfeited or expired	(1,933,492)	$18.78
Unvested - June 30, 2024	6,348,265	$17.24

The aggregate intrinsic value of options outstanding and vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2024. The fair value of the common stock is the closing stock price of the Company's Class A common stock as reported on The Nasdaq Global Select Market. The aggregate intrinsic value of exercised options was $12.7 million, $85.1 million, and $376.3 million for the fiscal years ended June 30, 2024, 2023, and 2022, respectively.

On July 1, 2022, the Compensation Committee of the Board of Directors of the Company approved a one-time repricing of certain stock option awards that had been granted to date under the 2019 Plan. The repricing impacted stock options held by all employees who remained employed through July 25, 2022. The repricing did not apply to the Company’s U.S.-based hourly employees (or employees with equivalent roles in non-U.S. locations) or its C-level executives. The original exercise prices of the repriced stock options ranged from $12.94 to $146.79 per share for the 2,138 total grantees. Each stock option was repriced to have a per share exercise price of $9.13, which was the closing price of the Company’s Class A common stock on July 1, 2022. There were no changes to the number of shares, the vesting schedule or the expiration date of the repriced stock options. Incremental stock-based compensation expense resulting from the repricing was $21.9 million in the aggregate.

For the fiscal years ended June 30, 2024, 2023, and 2022, the weighted-average grant date fair value per option was $2.46, $6.42, and $22.27, respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	Fiscal Year Ended June 30,
	2024	2023	2022
Weighted average risk-free interest rate (1)	4.5%	3.3%	1.7%
Weighted average expected term (in years)	3.6	6.2	6.0
Weighted average expected volatility (2)	87.5%	81.4%	56.2%
Expected dividend yield	—	—	—
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

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2023	27,236,428	$13.96
Granted	59,268,491	$5.46
Vested and converted to shares	(14,459,231)	$12.43
Cancelled	(16,234,225)	$8.89
Outstanding — June 30, 2024	55,811,463	$6.80

Employee Stock Purchase Plan
In August 2019, the Board of Directors adopted, and in September 2019, the Company's stockholders approved, the ESPP, through which eligible employees may purchase shares of the Company's Class A common stock at a discount through accumulated payroll deductions. The ESPP became effective on September 25, 2019, the date the registration statement, in connection with the Company’s initial public offering, was declared effective by the SEC (the "Effective Date"). The number of shares of the Company's Class A common stock that will be available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, in an amount equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2023, the number of shares of Class A common stock available for issuance under the ESPP was automatically increased according to its terms by 3,567,676 shares. As of June 30, 2024, a total of 15,245,417 shares of Class A common stock were available for sale to employees under the ESPP.

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

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods were as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022

Weighted average risk-free interest rate	2.1%	0.9%	0.6%
Weighted average expected term (in years)	1.3	1.3	1.2
Weighted average expected volatility	93.0%	88.2%	70.7%
Expected dividend yield	—	—	—

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

During the fiscal years ended June 30, 2024, 2023, and 2022, the Company recorded Stock-based compensation expense associated with the ESPP of $7.6 million, $17.3 million, and $13.0 million respectively.

In connection with the offering period that ended on August 31, 2023, employees purchased 373,114 shares of Class A common stock at a weighted-average price of $5.42 under the ESPP. In connection with the offering period that ended on February 28, 2024, employees purchased under the ESPP 575,897 shares of Class A common stock at a weighted-average price of $3.94. As of June 30, 2024, total unrecognized compensation cost related to the ESPP was $8.0 million, which will be amortized over a weighted-average remaining period of 1.7 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022

Cost of revenue
Connected Fitness Products	$10.1	$14.3	$20.2
Subscription	39.3	42.8	22.7
Total cost of revenue	49.5	57.1	42.9
Sales and marketing	19.7	28.9	30.5
General and administrative	177.1	167.2	152.4
Research and development	58.8	66.7	46.0
Restructuring expense	6.6	85.0	56.5
Total stock-based compensation expense	$311.7	$405.0	$328.4

As of June 30, 2024, the Company had $470.4 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 2.6 years.
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

In the fiscal year ended June 30, 2024, certain modifications were made to equity awards for four employees, who were eligible to participate in the Severance Plan, excluding the impact separately disclosed below, of our former President and Chief Executive Officer (“CEO”) who was also covered under the Severance Plan. For the fiscal year ended June 30, 2024, this included the extension of the post-termination period during which an employee may exercise outstanding stock options from 90 days to one year (or the option expiration date, if earlier). In one instances during the fiscal year ended June 30, 2024, the post-termination period during which an employee may exercise outstanding stock options was extended from 90 days to the earlier of the original expiration date or 3 years. This employee transitioned to a non-executive advisory role. As a result of these modifications, the Company recognized incremental stock-based compensation expense of $5.6 million for the fiscal year ended June 30, 2024 within Restructuring expense in the Consolidated Statements of Operations and Comprehensive Loss.
On February 7, 2022, the Board of Directors granted our former President and CEO, 8,000,000 shares of the Company's Class A Common Stock (the "Option Award"). The Option Award had an exercise price of $38.77 per share, equal to the closing price of the Company's Class A common stock on the CEO Commencement Date of February 9, 2022. The awards were to vest and become exercisable over four years, with 1/48th vesting on each monthly anniversary of the CEO Commencement Date, subject to the provision of the CEO’s continued service to the Company through each vesting date. The awards were to be exercisable through February 8, 2032.
On May 2, 2024, Mr. McCarthy transitioned to a non-executive, strategic advisory role and was granted a new option award (the "Advisory Award") that will vest in equal monthly installments through December 31, 2024. Mr. McCarthy also received one year of accelerated vesting on all outstanding stock options (other than the Advisory Award), which will remain exercisable until December 31, 2027.

During the fiscal year ended June 30, 2024, in connection with the CEO transition, the Company recognized stock-based compensation expense of $41.9 million for the one year of accelerated vesting of the Option Award, which had an exercise price of $38.77 per share and a grant date fair value of approximately $167.6 million. In addition, the Company recognized incremental stock-based compensation expense of $5.4 million for the modification of stock option awards related to the extension of the exercise window through December 31, 2027. These expenses were recognized within General and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss.

16. Concentration of Credit Risk and Major Customers and Vendors

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high-quality financial institutions, the compositions and maturities of which are regularly monitored by management.

For the fiscal years ended June 30, 2024, 2023, and 2022, there were no customers representing greater than 10% of the Company’s Total revenue.

The Company's top two vendors accounted for approximately 86% of inventory purchased the fiscal year ended June 30, 2024. For the fiscal years ended June 30, 2023 and 2022, the Company’s top three vendors accounted for approximately 78% of inventory purchased and the Company’s top two vendors accounted for approximately 60% of inventory purchased, respectively.

The Company procures components from a broad group of suppliers. Some of the Company’s products require one or more components that are available from only a single source.
17. Income Taxes
The components of loss before income taxes are as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in millions)
United States	$(416.5)	$(1,101.9)	$(2,454.4)
Foreign	(135.6)	(156.1)	(353.7)
Loss from operations before income taxes	$(552.1)	$(1,258.0)	$(2,808.1)

The components of income tax (benefit) expense are as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in millions)
Current:
Federal	$—	$—	$—
State	0.8	0.6	1.3
Foreign	—	4.6	13.6
	0.8	5.2	14.9
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(1.0)	(1.5)	4.7
	(1.0)	(1.5)	4.7
Total	$(0.2)	$3.7	$19.6

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
Federal income tax rate	21.0%	21.0%	21.0%
Permanent differences	(1.2)	(0.1)	(0.9)
Share based compensation	(9.2)	(2.5)	1.6
Return to provision	(0.2)	0.1	—
Effects of rates different than statutory	1.0	0.4	0.4
State and local income taxes, net of federal benefit	1.7	2.9	4.4
Change in valuation allowance	(13.5)	(24.2)	(28.3)
Rate change	(0.2)	(0.5)	0.3
Federal credits	0.5	2.4	0.9
State credits	0.1	0.2	—
Other	—	—	(0.1)
Effective income tax rate	—%	(0.3)%	(0.7)%

The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2024 are due to the change in valuation allowance, stock-based compensation, and state and international taxes. The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2023 were due to the change in valuation allowance, stock-based compensation including excess tax benefits, and state and international taxes. The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2022 were due to the change in valuation allowance, stock-based compensation including excess tax benefits, and state and international taxes.

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

On March 11, 2021, the American Rescue Plan was enacted, which extends the period companies can claim an Employee Retention Credit, expands the IRC Section 162(m) limit on deductions for publicly traded companies, and repeals the election that allows US affiliate groups to allocate interest expense on a worldwide basis, among other provisions. The Company reviewed the provisions of the law and determined it had no material impact for the fiscal year ended June 30, 2024.

As of June 30, 2024 and June 30, 2023, the Company’s deferred tax assets were primarily the result of U.S. federal and state net operating losses (“NOLs”), non-qualified stock options, accruals and reserves, lease liability, research and development tax credits, §263A UNICAP, and Section 174 capitalized expenditures. A valuation allowance was maintained and/or established in substantially all jurisdictions on the

Company’s gross deferred tax asset balances as of June 30, 2024 and 2023. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. The realization of deferred tax assets was based on the evaluation of current and estimated future profitability of the operations, reversal of deferred tax liabilities and the likelihood of utilizing tax credit and/or loss carryforwards. As of June 30, 2024 and June 30, 2023, the Company continued to maintain that it is not at the more likely than not standard, wherein deferred taxes will be realized due to the recent history of losses and management’s expectation of continued tax losses.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended June 30,
	2024	2023
	(in millions)
Deferred tax assets:
Net operating loss	$1,025.0	$939.3
Accruals and reserves	62.4	102.2
R&D credit	78.4	74.9
Accrued legal and professional fees	4.5	11.7
Non-qualified stock options	109.0	110.5
Restricted stock options	7.4	7.8
Disallowed Interest Carryover	46.5	19.5
Intangible Amortization	49.2	49.1
Capitalized R&E	93.4	66.1
Inventory capitalization	61.4	75.5
Lease liability	139.8	163.0
Deferred revenue	7.9	14.8
Construction in Progress	45.2	48.9
Convertible Securities	—	11.2
Other	6.1	4.5
Total deferred tax assets:	1,736.2	1,699.0
Valuation allowance	(1,603.3)	(1,533.3)
Deferred tax liabilities:
Prepaid Expenses	(3.2)	(7.0)
Property and equipment	(20.1)	(27.0)
Right-of-use assets	(103.9)	(127.7)
Convertible securities	(4.8)	—
Other	(0.1)	(4.3)
Total deferred tax liabilities:	(132.1)	(166.0)
Deferred tax assets, net	$0.8	$(0.3)
As of June 30, 2024 and 2023, the Company had federal NOLs of approximately $3,313.8 million and $3,101.6 million, respectively, of which $64.8 million will begin to expire in 2034 and the remainder will be carried forward indefinitely. The Company has undergone three ownership changes in the past which have historically subjected its NOLs to a Section 382 limitation. The resulting Section 382 limitations are large enough to avail the Section 382 limited NOLs by June 30, 2022, therefore no NOLs are currently limited. As of June 30, 2024 and 2023, the Company had state NOLs of approximately $2,590.8 million and $2,309.9 million, respectively, which began to expire at various dates beginning in 2024 if not utilized. As of June 30, 2024 and 2023, the Company had foreign NOLs of approximately $711.3 million and $609.7 million, respectively, generated primarily from its operations in the United Kingdom, which will be carried forward indefinitely. As of June 30, 2024 and 2023, the Company had $74.6 million and $71.9 million, respectively, of federal U.S. research and development credit carryovers that will begin to expire in 2036.
As of June 30, 2024, the Company did not have material undistributed foreign earnings. The Company has not recorded a deferred tax liability for foreign withholding or other foreign local tax on the undistributed earnings from the Company’s international subsidiaries as such earnings are considered to be indefinitely reinvested.

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

At both June 30, 2024 and 2023, the Company had no unrecognized tax benefits included as a component of income taxes payable within accrued expenses within the accompanying Consolidated Balance Sheets. The Company has the following activity relating to unrecognized tax benefits:

Fiscal Year Ended June 30,
	2024	2023
(in millions)
Beginning balance	$—	$—
Gross (decrease) increase in unrecognized tax positions	$—	$—
Ending balance	$—	$—

Although it is possible that unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

The Company is subject to taxation in the United States, various state and local jurisdictions, as well as foreign jurisdictions where the Company conducts business. Accordingly, on a continuing basis, the Company cooperates with taxing authorities for the various jurisdictions in which it conducts business to comply with audits and inquiries for tax periods that are open to examination. The tax years ended June 30, 2021 and later remain open to examination by tax authorities in the United States and United Kingdom.
18. Net Loss Per Share
The computation of loss per share is as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
	($ in millions, except per share amounts)
Basic and diluted loss per share:
Net loss attributable to common stockholders	$(551.9)	$(1,261.7)	$(2,827.7)
Shares used in computation:
Weighted-average common shares outstanding	365,546,334	346,670,699	322,368,818
Basic and diluted loss per share	$(1.51)	$(3.64)	$(8.77)
Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Fiscal Year Ended June 30,
	2024	2023	2022
Employee stock options	7,271,719	13,742,253	36,846,242
Restricted stock units and awards	817,182	1,408,482	174,580
Shares estimated to be purchased under ESPP	—	—	28,370

Impact of the Notes
The conversion option will have a dilutive impact on net income per share of common stock when the average market price per share of the Company's Class A common stock for a given period exceeds the conversion price of the 2026 Notes of $239.23 per share and the 2029 Notes of $4.58 per share. During the fiscal year ended June 30, 2024, the weighted average price per share of the Company's Class A common stock was below the conversion price of the Notes.

The denominator for basic and diluted loss per share does not include any effect from the Capped Call Transactions the Company entered into concurrently with the issuance of the 2026 Notes as this effect would be anti-dilutive. During the fiscal year ended June 30, 2024, the Capped Call Transactions were terminated. Refer to Note 12, Debt for additional information.
19. Segment Information
The Company applies ASC 280, Segment Reporting, in determining reportable segments. The Company has two reportable segments: Connected Fitness Products and Subscription. Segment information is presented in the same manner that the chief operating decision makers ("CODM"), the Interim Co-Chief Executive Officers, review the operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for both of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment.

No operating segments have been aggregated to form the reportable segments. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis and, accordingly, the Company does not report asset information by segment.

The Connected Fitness Products segment derives revenue from sale of the Company's portfolio of Connected Fitness Products and related accessories, as well as Precor branded fitness products, delivery and installation services, rental lease arrangements, extended warranty agreements, branded apparel, and commercial service contracts. The Subscription segment derives revenue from monthly Subscription fees. There are no internal revenue transactions between the Company’s segments.

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in millions)
Connected Fitness Products:
Revenue	$991.7	$1,130.2	$2,187.5
Cost of revenue	943.0	1,328.8	2,433.8
Gross profit	$48.8	$(198.6)	$(246.3)
Subscription:
Revenue	$1,708.7	$1,670.1	$1,394.7
Cost of revenue	551.0	547.9	450.0
Gross profit	$1,157.7	$1,122.1	$944.7
Consolidated:
Revenue	$2,700.5	$2,800.2	$3,582.1
Cost of revenue	1,494.0	1,876.7	2,883.8
Gross profit	$1,206.5	$923.5	$698.4

Reconciliation of Gross Profit
Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable Segment Gross Profit to consolidated loss before provision (benefit) for income taxes is as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in millions)
Segment Gross Profit	$1,206.5	$923.5	$698.4
Sales and marketing	(658.9)	(648.2)	(1,018.9)
General and administrative	(651.0)	(798.1)	(963.4)
Research and development	(304.8)	(318.4)	(359.5)
Goodwill impairment	—	—	(181.9)
Impairment expense	(57.3)	(144.5)	(390.5)
Restructuring expense	(66.1)	(189.4)	(180.7)
Supplier settlements	2.6	(22.0)	(337.6)
Total other expense, net	(23.2)	(60.9)	(74.1)
Loss before income taxes	$(552.1)	$(1,258.0)	$(2,808.1)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Co-Chief Executive Officers and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure. As described below, we have identified material weaknesses in our internal control over financial reporting related to controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Solely as a result of these material weaknesses, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for Peloton. With the participation of the Co-Chief Executive Officers and the Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2024 because of the material weaknesses described below.

Material Weaknesses and Remediation Plans
Previously Reported Material Weaknesses
As reported in Part II, Item 9A. “Controls and Procedures” of our Annual Reports on Form 10-K for the fiscal years ended June 30, 2023, June 30, 2022 and June 30, 2021, we have identified a material weakness in our internal control over financial reporting related to controls around the existence, completeness, and valuation of inventory.

Management has made significant enhancements to the Company’s inventory management process related to the existence, completeness, and valuation of inventory. Management has implemented or is in process of implementing new or enhanced internal control procedures intended to both address the identified material weakness and strengthen our overall financial control environment, including:

•Increased frequency of the periodic physical inventory count process at our distribution centers and final mile and locations;
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
•Implemented or enhanced controls related to inventory costing and the review of inventory excess and obsolescence reserves;
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

While significant progress has been made to remediate this material weakness, management does not believe that these corrective measures have been either fully implemented or operating for a sufficient period of time to enable management to conclude that these internal controls over financial reporting are operating effectively and sufficiently to remediate this material weakness. When fully implemented and operational, we believe the measures described above will remediate the material weakness. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

In addition, as previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Reports on Form 10-K for the fiscal year ended June 30, 2023, we identified a material weakness related to information technology general controls (“ITGCs”) in the area of user access for a certain information technology system specific to Precor. Specifically, the Company did not design and maintain sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to a financial application, programs, and data to appropriate Company personnel. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely affected to the extent that they rely upon information and configurations from the affected IT system.

We have completed the execution of our remediation plan for this material weakness and, as of June 30, 2024, successfully remediated this material weakness by implementing the following measures:

•Rationalized access privileges for all system users and critical transactions based on job responsibilities considering segregation of duties;
•Limited excess rights and access for all system users;
•implemented controls that require periodic re-evaluation of user access privileges, including administrative access;
•designed compensating business process review controls for any high risk segregation of duties conflicts not able to be resolved by limiting user access in the system;
•Engaged an accounting advisory firm to assist with the documentation, evaluation, remediation, and testing of our internal control over financial reporting related to user access controls based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission; and
•Trained relevant personnel on the design and operation of our internal controls over financial reporting related to our ITGCs.

New Material Weakness during Fiscal Year 2024
During the quarter-ended March 31, 2024, management determined an additional and separate material weakness in our internal control over financial reporting exists related to Precor’s business process control environment. These business process controls were inherently deemed ineffective in the fiscal year 2023 due to the existing material weakness related to lack of effective ITGCs over its underlying financial reporting IT system, and as such were not separately assessed for design and operating effectiveness. In fiscal year 2024, in parallel with progressing remediation efforts outlined above related to the ITGC-related material weakness, management assessed the design and operating effectiveness of automated and manual business process controls in Precor’s environment. We completed our evaluation as of March 31, 2024, and identified a number of deficiencies in Precor’s business process control environment related to lack of proper design of controls and lack of sufficient documentation to validate control design effectiveness, in particular management review controls. Management determined that in the aggregate, these control deficiencies constitute a material weakness.

Management has designed and performed additional procedures on a quarterly basis to gain comfort over the completeness and accuracy of the financial information relied upon at Precor and to ensure material errors do not exist within the Precor information consolidated into Peloton’s financial statements. We have not identified any material errors or misstatements as a result of these procedures in our annual financial statements for the year ended June 30, 2024.

In order to remediate the material weakness related to Precor’s business process controls, management has designed and is actively executing on the following remediation plan, which includes:
•Taking a risk-based approach to remediation, prioritizing business process controls designed to mitigate significant financial statement risk areas, including financial statement close process review controls and management review controls over inventory and revenue judgments and estimates;
•Engaging an accounting advisory firm to assist with the documentation, evaluation, remediation, and testing of our internal control over financial reporting related to Precor’s business process control environment based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission;
•Training of relevant personnel on the design and operation of our internal control over financial reporting relating to Precor’s business process control environment; and
•Hiring additional qualified accounting and financial reporting personnel with internal control expertise to support the Precor business

These steps are subject to ongoing senior management review, as well as oversight by the audit committee of our Board of Directors.

While management has made progress towards the remediation of the material weakness through the design and implementation of certain business process controls which mitigate significant financial risk, we will not be able to conclude that we have remediated this material weakness until the applicable remedial measures are fully implemented and operate for a sufficient period of time and management has concluded, through formal testing, that all of the remediated controls are operating effectively. We will continue to monitor the design and effectiveness of these controls and make any further changes management deems appropriate.

We concluded with respect to each of the material weaknesses described above that these material weaknesses did not result in any material misstatements in our financial statements or disclosures in the current year or in our annual consolidated financial statements in any of the prior fiscal years in which this material weakness existed. Based on additional procedures and post-closing review, management concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts and the new material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Report of Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm that audited the consolidated financial statements, has issued an audit report on our internal control over financial reporting as of June 30, 2024, which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

On May 9, 2024, Pamela Thomas-Graham, a member of our Board of Directors, entered into a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (each such plan, a “Rule 10b5-1 Plan”). Ms. Thomas-Graham’s Rule 10b5-1 Plan provides for the potential aggregate sale of up to 159,783 shares of the Company’s Class A common stock upon the exercise of certain stock options between August 8, 2024 and August 29, 2025.

On June 3, 2024, Elizabeth Coddington, our Chief Financial Officer, entered into a Rule 10b5-1 Plan. Ms. Coddington’s Rule 10b5-1 Plan provides for the aggregate sale of (i)119,305 shares of the Company’s Class A common stock, and (ii) 559,002 shares of the Company’s Class A common stock upon the vesting of certain restricted stock units (“RSUs”), in each case between September 2, 2024 and August 15, 2025. Each RSU represents a contingent right to receive one share of the Company’s Class A common stock.

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
PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2024, and is incorporated herein by reference.
Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2024, and is incorporated herein by reference.
Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2024, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2024, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2024, and is incorporated herein by reference.
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

3. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-39058	3.1	11/06/2019
3.2	Second Amended and Restated Bylaws.	8-K	001-39058	3.1	04/08/2024
4.1	Form of Class A common stock certificate.	S-1/A	333-233482	4.1	09/10/2019
4.2	Fourth Amended and Restated Investors’ Rights Agreement by and between the Registrant and certain security holders of the Registrant, dated April 5, 2019.	S-1	333-233482	4.2	08/27/2019
4.3	Indenture, dated as of May 24, 2024, between Peloton Interactive, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-39058	4.1	05/24/2024
4.4	Form of 5.50% Convertible Senior Notes due 2029 (included in Exhibit 4.1).	8-K	001-39058	4.1	05/24/2024
4.5	Description of Class A Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-39058	4.3	09/11/2020
10.1†	Form of Indemnification Agreement.	S-1	333-233482	10.1	08/27/2019
10.2†	2015 Stock Plan and forms of award agreements thereunder.	S-1	333-233482	10.2	08/27/2019
10.3†	2019 Equity Incentive Plan and forms of award agreements thereunder.	10-K	001-39058	10.3	09/07/2022

10.4†	Amendment to the Peloton Interactive, Inc. 2019 Equity Incentive Plan.	8-K	001-39058	10.1	12/12/2023
10.5†	2019 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-8	333-233941	4.8	09/26/2019
10.6†	Offer Letter by and between Thomas Cortese and the Registrant, dated February 6, 2017.	10-K	001-39058	10.8	09/11/2020
10.7†	Offer Letter by and between Barry McCarthy and the Registrant, dated February 7, 2022.	8-K	001-39058	10.1	02/08/2022
10.8†	Offer Letter by and between Ms. Coddington and the Registrant, dated June 6, 2022.	8-K	001-39058	10.1	06/06/2022
10.9†	Offer Letter by and between Leslie Berland and the Registrant, dated January 13, 2023.	10-K	001-39058	10.9	08/23/2023
10.10†	Offer Letter by and between Jennifer Cotter and the Registrant, dated April 26, 2019.	10-K	001-39058	10.1	08/23/2023
10.11†	Offer Letter by and between Andrew Rendich and the Registrant, dated March 7, 2022.					X
10.12†	Offer Letter by and between Nick Caldwell and the Registrant, dated September 18, 2023.					X
10.13†	Transition Agreement, dated as of October 16, 2023, by and between the Company and Tom Cortese.	8-K/A	001-39058	10.1	10/19/2023
10.14†	Transition Agreement, dated as of May 2, 2024, by and between the Company and Barry McCarthy.					X
10.15†	Offer Letter by and between Karen Boone and the Registrant, dated May 2, 2024.					X
10.16†	Offer Letter by and between Chris Bruzzo and the Registrant, dated May 2, 2024.					X
10.17†	Severance and Change in Control Plan and form of participation agreement thereunder.	10-K	001-39058	10.9	09/11/2020
10.18	Agreement of Lease by and between the Registrant and Maple West 25th Owner, LLC, dated November 11, 2015, as amended.	S-1/A	333-233482	10.9	09/10/2019

10.19	Agreement of Lease by and between the Registrant and CBP 441 Ninth Avenue Owner LLC, dated November 16, 2018.	S-1/A	333-233482	10.10	09/10/2019
10.20	Amendment and Restatement Agreement, dated as of May 30, 2024, among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A. and Goldman Sachs Lending Partners LLC as joint bookrunners and joint lead arrangers.	8-K	001-39058	10.1	05/30/2024
19.1	Insider Trading Policy and Procedures.	10-K	001-39058	19.1	08/23/2023
21.1	List of Subsidiaries.	S-1	333-233482	21.1	08/27/2019
23.1	Consent of Ernst & Young LLP, Independent registered public accounting firm.					X
24.1	Power of Attorney (included in the signature page).					X
31.1	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
32.2	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
97.1†	Policy for Recovery of Incentive-Based Compensation.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

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

PELOTON INTERACTIVE, INC.
Date: August 22, 2024	By:	/s/ Karen Boone
Karen Boone Co-Chief Executive Officer (Co-Principal Executive Officer)
Date: August 22, 2024	By:	/s/ Chris Bruzzo
Chris Bruzzo Co-Chief Executive Officer (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Karen Boone	Interim Co-President and Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	August 22, 2024
Karen Boone

By:	/s/ Chris Bruzzo	Interim Co-President and Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	August 22, 2024
Chris Bruzzo

By:	/s/ Elizabeth F Coddington	Chief Financial Officer (Principal Financial Officer)	August 22, 2024
Elizabeth F Coddington

By:	/s/ Saqib Baig	Chief Accounting Officer (Principal Accounting Officer)	August 22, 2024
Saqib Baig

By:	/s/ Jon Callaghan	Director	August 22, 2024
Jon Callaghan

By:	/s/ Jay Hoag	Director	August 22, 2024
Jay Hoag

By:	/s/ Angel Mendez	Director	August 22, 2024
Angel Mendez

By:	/s/ Pamela Thomas-Graham	Director	August 22, 2024
Pamela Thomas-Graham