Form 10-Q
period 2024-09-30
PELOTON INTERACTIVE, INC.
filed 2024-10-31
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 29, 2024, the number of shares of the registrant’s Class A common stock outstanding was 363,317,581, and the number of shares of the registrant’s Class B common stock outstanding was 18,141,608.

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

•disruptions or failures of information technology systems or websites

•our reliance on a limited number of suppliers, contract manufacturers, and logistics partners for our Connected Fitness Products;

•our lack of control over suppliers, contract manufacturers and logistics partners for our Connected Fitness Products;

•our ability to predict our long-term performance and changes to our revenue as our business matures;

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

•our ability to comply with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•our reliance on third parties for computing, storage, processing and similar services and delivery and installation of our products;

•our ability to attract and retain highly skilled personnel and maintain our culture;

•risks related to our common stock and indebtedness; and

•those risks and uncertainties described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this Quarterly Report on Form 10-Q and the sections titled “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as such factors may be updated in our filings with the Securities and Exchange Commission (the “SEC”).

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

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations, except as required by law.

You should read this Quarterly Report on Form 10-Q, and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

In this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” and “Peloton” refer to Peloton Interactive, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	September 30,	June 30,
	2024	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$722.3	$697.6
Accounts receivable, net	101.8	103.6
Inventories, net	333.3	329.7
Prepaid expenses and other current assets	127.6	135.1
Total current assets	1,285.1	1,266.0
Property and equipment, net	330.5	353.7
Intangible assets, net	12.4	15.0
Goodwill	41.2	41.2
Restricted cash	49.7	53.2
Operating lease right-of-use assets, net	416.9	435.0
Other assets	21.3	21.0
Total assets	$2,157.1	$2,185.2
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$399.8	$432.3
Deferred revenue and customer deposits	154.5	163.7
Current portion of long-term debt	10.0	10.0
Operating lease liabilities, current	73.0	75.3
Other current liabilities	2.9	3.9
Total current liabilities	640.2	685.2
Convertible senior notes, net	540.5	540.0
Term loan, net	949.1	950.1
Operating lease liabilities, non-current	482.0	503.3
Other non-current liabilities	25.6	25.7
Total liabilities	2,637.4	2,704.3
Commitments and contingencies (Note 8)
Stockholders’ deficit
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 shares of Class A common stock authorized, 363,136,266 and 358,120,105 shares of Class A common stock issued and outstanding as of September 30, 2024 and June 30, 2024, respectively; 2,500,000,000 and 2,500,000,000 shares of Class B common stock authorized, 18,141,608 and 18,141,608 shares of Class B common stock issued and outstanding as of September 30, 2024 and June 30, 2024, respectively.	—	—
Additional paid-in capital	4,998.2	4,948.6
Accumulated other comprehensive income	6.0	15.9
Accumulated deficit	(5,484.6)	(5,483.7)
Total stockholders’ deficit	(480.3)	(519.1)
Total liabilities and stockholders' deficit	$2,157.1	$2,185.2
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended September 30,
	2024	2023
Revenue:
Connected Fitness Products	$159.6	$180.6
Subscription	426.3	415.0
Total revenue	586.0	595.5
Cost of revenue:
Connected Fitness Products	145.0	174.9
Subscription	137.2	135.2
Total cost of revenue	282.2	310.1
Gross profit	303.8	285.4
Operating expenses:
Sales and marketing	81.9	146.0
General and administrative	119.5	151.1
Research and development	58.5	78.7
Impairment expense	4.9	24.0
Restructuring expense	2.9	17.8
Supplier settlements	23.5	—
Total operating expenses	291.2	417.6
Income (loss) from operations	12.5	(132.3)
Other expense, net:
Interest expense	(35.4)	(27.2)
Interest income	8.1	8.4
Foreign exchange gain (loss)	14.8	(7.8)
Other (expense) income, net	(0.1)	0.3
Total other expense, net	(12.6)	(26.2)
Loss before provision for income taxes	—	(158.5)
Income tax expense	0.8	0.8
Net loss	$(0.9)	$(159.3)
Net loss attributable to Class A and Class B common stockholders	$(0.9)	$(159.3)
Net loss per share attributable to common stockholders, basic and diluted	$—	$(0.44)
Weighted-average of shares of Class A and Class B common stock outstanding, basic and diluted	378,776,423	358,547,563
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(9.9)	1.9
Total other comprehensive (loss) income	(9.9)	1.9
Comprehensive loss	$(10.8)	$(157.4)
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(0.9)	$(159.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	24.8	30.8
Stock-based compensation expense	47.2	74.2
Non-cash operating lease expense	14.7	16.8
Amortization of debt discount and issuance costs	2.1	3.5
Impairment expense	4.9	24.0
Foreign exchange (gain) loss	(14.8)	7.8
Changes in operating assets and liabilities:
Accounts receivable	2.0	(3.0)
Inventories	0.7	(1.4)
Prepaid expenses and other current assets	12.1	(31.7)
Other assets	—	(2.0)
Accounts payable and accrued expenses	(48.7)	0.7
Deferred revenue and customer deposits	(9.4)	(13.4)
Operating lease liabilities, net	(21.9)	(23.9)
Other liabilities	(0.3)	(2.3)
Net cash provided by (used in) operating activities	12.5	(79.2)
Cash Flows from Investing Activities:
Capital expenditures	(1.8)	(4.1)
Proceeds from sale of Peloton Output Park	4.2	—
Net cash provided by (used in) investing activities	2.4	(4.1)
Cash Flows from Financing Activities:
Principal repayment of Term Loan	(2.5)	(1.9)
Proceeds, net from employee stock purchase plan withholdings	0.7	(0.2)
Proceeds from employee stock plans	6.5	10.7
Principal repayments of finance leases	—	(0.4)
Net cash provided by financing activities	4.8	8.2
Effect of exchange rate changes	1.5	(0.5)
Net change in cash, cash equivalents, and restricted cash	21.2	(75.5)
Cash, cash equivalents, and restricted cash — Beginning of period	750.9	885.5
Cash, cash equivalents, and restricted cash — End of period	$772.1	$809.9
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$38.7	$23.5
Cash paid for income taxes	$1.1	$1.2
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Accrued and unpaid capital expenditures, including software	$0.2	$1.1
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(unaudited)
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance - June 30, 2023	356.8	$—	$4,619.8	$16.8	$(4,931.8)	$(295.1)
Activity related to stock-based compensation	3.3	—	79.5	—	—	79.5
Issuance of common stock under employee stock purchase plan	0.4	—	2.0	—	—	2.0
Other comprehensive income	—	—	—	1.9	—	1.9
Net loss	—	—	—	—	(159.3)	(159.3)
Balance - September 30, 2023	360.4	$—	$4,701.4	$18.7	$(5,091.0)	$(370.9)

Balance - June 30, 2024	376.3	$—	$4,948.6	$15.9	$(5,483.7)	$(519.1)
Activity related to stock-based compensation	4.5	—	48.1	—	—	48.1
Issuance of common stock under employee stock purchase plan	0.4	—	1.5	—	—	1.5
Other comprehensive loss	—	—	—	(9.9)	—	(9.9)
Net loss	—	—	—	—	(0.9)	(0.9)
Balance - September 30, 2024	381.3	$—	$4,998.2	$6.0	$(5,484.6)	$(480.3)
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except share and per share amounts)

1. Description of Business and Basis of Presentation
Description and Organization
Peloton Interactive, Inc. (“Peloton” or the “Company”) is a leading global fitness company with a highly engaged community of Members, which the Company defines as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid Peloton App Subscription, and completes one or more workouts in the trailing 12 month period. The Company is a category innovator at the nexus of fitness, technology, and media, with a first-of-its-kind subscription platform that seamlessly combines innovative hardware, distinctive software, and exclusive content. Its world-renowned Instructors coach and motivate Members to be the best version of themselves anytime, anywhere.
The Company’s Connected Fitness Products portfolio includes the Peloton Bike, Bike+, Tread, Tread+, Guide, Row, and various Precor products. Access to the Peloton App is available with an All-Access or Guide Membership for Members who have Connected Fitness Products or through a standalone App Membership with multiple Membership tiers. The Company’s revenue is generated primarily from recurring Subscription revenue and the sale of its Connected Fitness Products. The Company define a “Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, who has paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers).

Basis of Presentation and Consolidation
The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed consolidated balance sheet as of June 30, 2024, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations of the SEC. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the "Form 10-K"). However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
The condensed consolidated financial statements include the accounts of Peloton Interactive, Inc. and its subsidiaries in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows, and the changes in equity for the interim periods. The results for the three months ended September 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2025, or any other period.

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

Except as described elsewhere in Note 2, Summary of Significant Accounting Policies in the section titled “Recently Issued Accounting Pronouncements,” there have been no material changes to the Company’s significant accounting policies as described in the Form 10-K.

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
There have been no material changes to the Company’s significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Recently Issued Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
ASU 2023-07
In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. The Company is currently evaluating the impact of adopting ASU 2023-07.
ASU 2023-09
In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances income tax information primarily through changes in the rate reconciliation and income taxes paid information, and is effective for fiscal years beginning after December 15, 2024 on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2023-09.
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

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services. The Company’s revenue is reported net of sales returns and concessions, discounts and allowances, incentives, and rebates to commercial distributors as a reduction of the transaction price. Certain contracts include consideration payable that is accounted for as a payment for distinct goods or services. The Company’s transaction price estimate includes its estimate for product returns and concessions based on the terms and conditions of home trial programs, historical return trends by product category, impact of seasonality, an evaluation of current economic and market conditions, and current business practices, and the Company records the expected customer refund liability as a reduction to revenue, and the expected inventory right to return asset as a reduction of cost of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

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

Some of the Company’s revenues relate to arrangements for our Bike rental products. The Company’s rental program allows Members to lease certain Bike products with a Peloton Rental Membership for a single monthly cost and a one-time delivery fee, and gives the Member the option to purchase the equipment outright or cancel at any time with no penalty. These lease arrangements include both lease and non-lease components. Consideration is allocated between the lease and non-lease components based on management’s best estimate of the relative standalone selling price of each component. The lease component relates to the customer’s right to use the equipment over the lease term and is accounted for as an operating lease in accordance with ASC 842, Leases. Lease revenue is recognized on a straight-line basis over the term of the lease within Connected Fitness Products Revenue and was $12.5 million and $9.1 million for the three months ended September 30, 2024 and 2023, respectively. The underlying equipment subject to the lease remains within Property and equipment, net on the Company’s Condensed Consolidated Balance Sheets and depreciates over the equipment’s useful life. Depreciation expense associated with the underlying equipment is reflected in Connected Fitness Products Cost of revenue in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Non-lease components primarily consist of an All-Access Membership, which is recognized ratably over the subscription term within Subscription Revenue.
Connected Fitness Products
Connected Fitness Products include the Company’s portfolio of Connected Fitness Products and related accessories, Precor branded fitness products, delivery and installation services, Bike rental products, extended warranty agreements, branded apparel, and commercial service contracts. The Company recognizes Connected Fitness Products Revenue net of sales returns and concessions, discounts and allowances, and third-party financing program fees, when the product has been delivered to the customer, except for extended warranty revenue that is recognized over the warranty period and service revenue that is recognized over the term of the service contract. The Company generally allows customers to return Peloton branded Connected Fitness Products within thirty days of purchase, as stated in its return policy.

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

Amounts paid for subscription fees, net of refunds are included within Deferred revenue and customer deposits on the Company’s Condensed Consolidated Balance Sheets and recognized ratably over the subscription term. The Company records payment processing fees for its monthly subscription charges within Subscription Cost of revenue in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

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
Activity related to the Company’s accrual for its estimated future product warranty obligation was as follows:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Balance at beginning of period	$20.3	$26.4
Provision for warranty accrual	7.1	1.8
Warranty claims	(7.1)	(7.5)
Balance at end of period	$20.3	$20.7
The Company also offers the option for customers in some markets to purchase an extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Products for additional periods beyond the standard product warranty period.

Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Product revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company’s revenue attributable to extended warranty was $6.1 million and $10.1 million, representing 1% and 2% of total revenue for the three months ended September 30, 2024 and 2023, respectively.
Disaggregation of Revenue
The Company’s revenue disaggregated by segment, excluding sales-based taxes, is included in Note 12, Segment Information.

The Company’s revenue disaggregated by geographic region was as follows:

	Three Months Ended September 30,
	2024	2023
	(in millions)
North America	$535.9	$548.8
International	50.1	46.7
Total revenue	$586.0	$595.5

During the three months ended September 30, 2024 and 2023, the Company’s revenue attributable to the United States, included within North America above, was $515.4 million and $528.0 million, or 88% and 89% of total revenue, respectively.

Deferred Revenue and Customer Deposits
Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.

As of September 30, 2024 and June 30, 2024, deferred revenue of $94.8 million and $95.9 million, respectively, and customer deposits of $59.7 million and $67.7 million, respectively, were included in Deferred revenue and customer deposits on the Company’s Condensed Consolidated Balance Sheets.

In the three months ended September 30, 2024 and 2023, the Company recognized revenue of $80.6 million and $88.6 million, respectively, that was included in the deferred revenue balance as of June 30, 2024 and 2023, respectively.

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

Throughout fiscal year 2023 and 2024, the Company continued to take actions to implement the 2022 Restructuring Plan and announced that it was (i) exiting all owned-manufacturing operations and fully transitioning its North American Field Operations to third-party providers, including the significant reduction of its delivery workforce teams; (ii) eliminating a significant number of roles on the North America Member support team and exiting its real-estate footprints in its Plano and Tempe locations; and (iii) reducing its retail showroom presence.

In April 2024, the Company’s Board of Directors approved a new restructuring plan to expand upon its 2022 Restructuring Plan (as expanded, the “2024 Restructuring Plan”, collectively, the “Restructuring Plans”). The Company believes the 2024 Restructuring Plan will position Peloton for sustained, positive free cash flow, while enabling the Company to continue to invest in software, hardware and content innovation, improvements to its Member support experience, and optimizations to marketing efforts to scale the business. The 2024 Restructuring Plan includes: (i) a reduction in global headcount; and (ii) continued closures of the Company’s retail locations. The Company expects the majority of the 2024 Restructuring Plan to be implemented by the end of fiscal 2025.

As a result of these restructuring initiatives, the Company incurred the charges shown in the following table. Asset write-downs and write-offs are included within Impairment expense, and Write-offs of inventory related to restructuring activities are included within Connected Fitness

Products Cost of revenue, in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The remaining charges incurred are included within Restructuring expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30,
	2024	2023
Cash restructuring charges:(1)	(in millions)
Severance and other personnel costs	$(0.5)	$6.1
Exit and disposal costs and professional fees	3.4	4.5
Total cash restructuring charges	2.9	10.6

Non-cash restructuring charges:(1)
Asset write-downs and write-offs	$5.1	$22.8
Stock-based compensation expense	—	7.2
Write-offs of inventory related to restructuring activities(2)	—	0.5
Total non-cash restructuring charges	5.1	30.5

Total	$8.1	$41.2
_________________________
(1) All cash and non-cash restructuring charges for the three months ended September 30, 2024 related to the 2024 Restructuring Plan. All cash and non-cash restructuring charges for the three months ended September 30, 2023 related to the 2022 Restructuring Plan. These amounts are included within Impairment expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(2) Write-offs of inventory are included within Connected Fitness Products Cost of revenue in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

Due to the actions taken pursuant to the Restructuring Plans, the Company tested certain long-lived assets (asset groups) for recoverability by comparing the carrying values of the asset group to estimates of their future undiscounted cash flows, which were generally the liquidation value, or for operating lease right-of-use assets, income from a sublease arrangement. Based on the results of the recoverability tests, the Company determined that during the three months ended September 30, 2024 and 2023, the undiscounted cash flows of certain assets (asset groups) were below their carrying values, indicating impairment. The assets were written down to their estimated fair values, which were determined based on their estimated liquidation or sales value, or for operating lease right-of-use assets, discounted cash flows of a sublease arrangement.

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets:

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of June 30, 2023	$13.6	$0.3	$13.9
Cash restructuring charges(1)	6.1	4.5	10.6
Cash payments	(13.8)	(4.2)	(18.0)
Balance as of September 30, 2023	$5.9	$0.6	$6.5

Balance as of June 30, 2024	$12.7	$4.3	$17.0
Cash restructuring charges(1)	(0.5)	3.4	2.9
Cash payments	(10.4)	(4.7)	(15.1)
Balance as of September 30, 2024	$1.8	$3.1	$4.8
_________________________
(1) All cash restructuring-related liabilities for the three months ended September 30, 2024 related to the 2024 Restructuring Plan. All cash restructuring-related liabilities for the three months ended September 30, 2023 related to the 2022 Restructuring Plan.

In connection with the 2024 Restructuring Plan, which includes any remaining restructuring activity under the original 2022 Restructuring Plan, the Company estimates that it will incur additional cash restructuring charges of approximately $30.0 million, primarily composed of lease termination and other exit costs, the majority of which are expected to be incurred by the end of fiscal year 2025. Additionally, the Company expects to recognize additional non-cash restructuring charges of approximately $15.0 million, primarily composed of asset impairment charges on retail showrooms in connection with the 2024 Restructuring Plan, the majority of which are expected to be incurred by the end of fiscal year 2025.

5. Fair Value Measurements

Fair Value Measurements of Other Financial Instruments
The following tables present the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
0.00% Convertible Senior Notes due 2026	$—	$180.5	$—	$180.5
5.50% Convertible Senior Notes due 2029	$—	$463.4	$—	$463.4

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
0.00% Convertible Senior Notes due 2026	$—	$175.0	$—	$175.0
5.50% Convertible Senior Notes due 2029	$—	$353.0	$—	$353.0
The fair value of the 2026 Notes and the fair value of the 2029 Notes (each as defined in Note 7 - Debt) are determined based on the closing price on the last trading day of the reporting period.
The carrying value of the Term Loan (as defined in Note 7 - Debt) approximates the fair value of the Term Loan as of September 30, 2024 and June 30, 2024, respectively.
6. Inventories
Inventories, net were as follows:

	September 30, 2024	June 30, 2024
	(in millions)
Raw materials	$27.6	$29.8
Finished products(1)	484.2	487.6
Total inventories	511.7	517.4
Less: Reserves	(178.4)	(187.7)
Total inventories, net	$333.3	$329.7
_________________________
(1) Includes $21.5 million and $35.2 million of finished goods inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of September 30, 2024 and June 30, 2024, respectively.
The Company periodically assesses and adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. The Company’s recorded inventory reserves as of September 30, 2024 and June 30, 2024 primarily consisted of $79.2 million and $78.3 million, respectively, related to excess accessories and apparel inventory, and $76.8 million and $85.2 million, respectively, related to returned Connected Fitness Products.
7. Debt

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

Each $1,000 principal amount of the 2029 Notes is initially convertible into 218.4360 shares of Class A common stock, which is equivalent to an initial conversion price of approximately $4.58 per share. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the 2029 Notes Indenture. In addition, if certain corporate events that constitute a make-whole fundamental change occur or the Company elects to redeem the 2029 Notes, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

The effective interest rate upon issuance of the 2029 Notes was 5.97%, which is the effective interest rate as of September 30, 2024.

The net carrying amount of the 2029 Notes was as follows:

	September 30, 2024	June 30, 2024
	(in millions)
Principal	$350.0	$350.0
Unamortized debt issuance costs	(7.3)	(7.6)
Net carrying amount	$342.7	$342.4

The following table sets forth the interest expense recognized related to the 2029 Notes:

Three Months Ended September 30,
2024
(in millions)
Amortization of debt issuance costs	$0.3
Total non-cash interest expense related to the 2029 Notes	$0.3
Total interest expense recognized related to the 2029 Notes was $5.1 million during the three months ended September 30, 2024, of which approximately $4.8 million was cash interest expense.

Convertible Notes due 2026
In February 2021, the Company issued $1.0 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private offering, including the exercise in full of the option granted to the initial purchasers to purchase $125.0 million of the 2026 Notes. The 2026 Notes were issued pursuant to an Indenture (the “2026 Notes Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2026 Notes do not bear regular interest, and the principal amount of the 2026 Notes does not accrete.

Each $1,000 principal amount of the 2026 Notes is initially convertible into 4.1800 shares of Class A common stock, which is equivalent to an initial conversion price of approximately $239.23 per share. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the 2026 Notes Indenture. In addition, if certain corporate events that constitute a make-whole fundamental change occur or the Company elects to redeem the 2026 Notes, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The 2026 Notes will mature on February 15, 2026, unless earlier converted, redeemed, or repurchased. The 2026 Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events.

On or after August 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes, in multiples of $1,000 principal amount, at the option of the holder. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2026 Notes Indenture.

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

Repurchase of a Portion of the 2026 Convertible Notes
In May 2024, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to repurchase $801.0 million of aggregate principal amount of the 2026 Notes for an aggregate of $724.9 million of cash. The Company accounted for this repurchase of the 2026 Notes as a debt extinguishment under ASC 470-50, Debt – Modifications and Extinguishments (“ASC 470-50”). The Company recorded a $69.8 million gain on early extinguishment of debt during the fiscal year ending June 30, 2024, which included the write-off of previously deferred debt issuance costs of $6.3 million, which was included within Net gain on debt refinancing on the Consolidated Statements of Operations and Comprehensive Loss within the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

The effective interest rate upon issuance of the 2026 Notes was 0.45%, which is the effective interest rate as of September 30, 2024.
The net carrying amount of the 2026 Notes was as follows:

	September 30, 2024	June 30, 2024
	(in millions)
Principal	$199.0	$199.0
Unamortized debt issuance costs	(1.2)	(1.4)
Net carrying amount	$197.8	$197.6

The following table sets forth the interest expense recognized related to the 2026 Notes:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Amortization of debt issuance costs	$0.2	$1.1
Total interest expense related to the 2026 Notes	$0.2	$1.1

Termination of Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Call Transactions”). In the last quarter of its fiscal year ending June 30, 2024, the Company terminated the Capped Call Transactions in their entirety pursuant to negotiated termination agreements with each such counterparty.

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

During the three months ended September 30, 2024 and 2023, the Company incurred total commitment fees of $0.1 million and $0.3 million, respectively, which are included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of September 30, 2024, the Company had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and the Company had $997.5 million total outstanding borrowings under the Third Amended and Restated Credit Agreement.

In connection with the execution of the Third Amended and Restated Credit Agreement, the Term Loan was accounted for as a modification, extinguishment, or new loan for certain lenders in accordance with ASC 470-50. Accordingly, incremental discount and debt issuance costs of $10.0 million and $2.3 million, respectively, will be amortized to Interest expense using the effective interest method over the term of the Third Amended and Restated Credit Agreement. Furthermore, the Company expensed $8.7 million of debt issuance costs incurred with third parties related to loss on debt modification and recognized a $7.5 million loss on extinguishment related to previously deferred debt discount and debt issuance costs, which was included within Net gain on debt refinancing on the Consolidated Statements of Operations and Comprehensive Loss within the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

As of September 30, 2024, the Company had not drawn any amount under the Revolving Facility and as such did not have to test the financial covenants under the Third Amended and Restated Credit Agreement. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of September 30, 2024, the Company had outstanding letters of credit totaling $49.7 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheets.

Upon entering into the Term Loan, the effective interest rate was 12.4% and the current effective interest rate as of September 30, 2024 is 11.9%.

The net carrying amount of the Term Loan was as follows:

	September 30, 2024	June 30, 2024
	(in millions)
Principal	$1,000.0	$1,000.0
Principal payments	(2.5)	—
Unamortized debt discount	(26.3)	(27.4)
Unamortized debt issuance costs	(12.1)	(12.6)
Net carrying amount	$959.1	$960.1

The following table sets forth the non-cash interest expense recognized related to the Term Loan:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Amortization of debt discount	$1.1	$1.4
Amortization of debt issuance costs	0.5	0.8
Total non-cash interest expense related to the Term Loan	$1.6	$2.2

Total cash interest expense recognized related to the Term Loan was $28.9 million and $23.3 million during the three months ended September 30, 2024 and 2023, respectively. Total interest expense recognized related to the Term Loan was $30.5 million and $25.5 million during the three months ended September 30, 2024 and 2023, respectively.

Maturities of Debt Instruments
The following table sets forth maturities of the Company’s debt instruments, including convertible notes payable, gross of debt issuance costs and debt discounts, as of September 30, 2024:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2025 (remaining)	$7.5
2026(1)	209.0
2027	10.0
2028	10.0
2029	960.0
Thereafter(2)	350.0
Total	$1,546.5
____________________________
(1) Includes $10.0 million related to the Term Loan and $199.0 million related to the 2026 Notes.
(2) Includes $350.0 million related to the 2029 Notes.

8. Commitments and Contingencies

Music License Agreements
The Company is subject to minimum guarantee royalty payments associated under certain music license agreements.

The following represents the Company's minimum annual guarantee payments under music license agreements, as of September 30, 2024:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2025 (remaining)	$41.2
2026	9.8
2027	—
2028	—
2029	—
Thereafter	0.3
Total	$51.3
Commitments to Suppliers
The Company utilizes contract manufacturers to build its products and accessories. These contract manufacturers acquire components and build products based on demand forecast information the Company supplies, which typically covers a rolling 12-month period. Consistent with industry practice, the Company acquires inventories from such manufacturers through purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover the Company’s forecasted product and manufacturing requirements for periods that range a number of months. In certain instances, these agreements allow the Company the option to cancel, reschedule, and/or adjust its requirements based on its business needs for a period of time before the order is due to be fulfilled. While the Company’s purchase orders are legally cancellable in many situations, there are some which are not cancellable in the event of a demand plan change or other circumstances, such as where the supplier has procured unique, Peloton-specific designs, and/or specific non-cancellable, non-returnable components based on the Company’s provided forecasts.

As of September 30, 2024, the Company’s commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of Peloton products were estimated to be approximately $72.4 million, of which $64.1 million is expected to be paid over the next twelve months.

Legal and Regulatory Proceedings
The Company is, or may become, a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of its business, including the matters set forth below. The Company denies the allegations in the active matters described below and intends to vigorously defend against such matters.

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

The Company evaluates, on a regular basis, developments in its legal proceedings and other contingencies that could affect the amount of liability, including amounts in excess of any previous accruals and reasonably possible losses disclosed, and make adjustments and changes to the Company’s accruals and disclosures as appropriate. For the matters the Company discloses that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial.

Given that the Company’s legal and regulatory proceedings are subject to uncertainty, there can be no assurance that such legal and regulatory proceedings, either individually or in the aggregate, will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

In May 2021, the Company initiated a voluntary recall of its Tread+ product in collaboration with the CPSC. In December 2022, the Company entered into a settlement agreement with the CPSC regarding matters related to the Tread+ recall. In the settlement, the Company agreed to pay a $19.1 million civil penalty, resolving the CPSC’s charges that the Company violated the Consumer Product Safety Act (the “CPSA”). On May 18, 2023, the Company and the CPSC jointly announced the approval of a rear guard repair for the recalled Tread+. On September 26, 2024, the SEC notified the Company that it concluded an investigation that had focused on the Company’s public disclosures concerning the Tread+ recall, as well as other matters, and that the SEC did not intend to recommend an enforcement action against Peloton in these matters. In 2021, the U.S. Department of Justice (the “DOJ”) and the Department of Homeland Security subpoenaed the Company for documents and other information related to the Company’s statutory obligations, including under the CPSA.

On October 26, 2021 and January 24, 2022, the United States District Court for the Eastern District of New York consolidated four stockholder derivative actions purportedly brought on behalf of the Company against certain of the Company’s officers and directors under the caption In re

Peloton Interactive, Inc. Derivative Litigation, Master File No. 21-cv-02862-CBA-PK (the “EDNY Derivative Action”), which alleged, among other claims, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Exchange Act related to the Peloton Tread+ and the safety of the product. Alan Chu, Moshe Genack, Xingqi Liu and Anthony Franchi were appointed as co-lead plaintiffs. On December 14, 2022, two putative verified stockholder derivative actions in the Court of Chancery of the State of Delaware, purportedly brought on behalf of the Company against certain of the Company’s officers and directors asserting similar allegations to those made in the EDNY Derivative Action, were consolidated as In re Peloton Interactive, Inc. Stockholder Derivative Litigation, Consol. Case No. 2022-1051-KSJM (the “Chancery Derivative Action”). On December 22, 2022, a stockholder filed a related putative stockholder derivative action in the United States District Court for the District of Delaware, asserting similar allegations to those in the EDNY Derivative Action and the Chancery Derivative Action against certain of the Company’s officers and directors, captioned Blackburn v. Foley, et al., Case No. 22-cv-01618-GBW (the “Blackburn Action”). The EDNY Derivative Action, the Chancery Derivative Action, and the Blackburn Action were all stayed pending the resolution of a related securities class action in the United States District Court for the Eastern District of New York (the “EDNY Class Action”). The court entered a final judgment in the EDNY Class Action on July 9, 2024. The parties in the EDNY Derivative Action, the Chancery Derivative Action, and the Blackburn Action subsequently engaged in a mediation, and on July 29, 2024, the parties in the EDNY Derivative Action, the Chancery Derivative Action, and the Blackburn Action agreed to a settlement-in-principle to resolve those derivative actions, which is subject to court approval. The court in the EDNY Derivative Action ordered that the motion for preliminary approval of the settlement be filed by November 15, 2024.

On May 11, 2023, in collaboration with the CPSC, the Company announced a voluntary recall of the original Peloton Bike (not Bike+) sold in the U.S. from January 2018 to May 2023 related to its seat post, and the Company is offering a free replacement seat post as the approved repair. On June 9, 2023, Sam Solomon filed a putative securities class action against the Company and certain of the Company’s officers in the U.S. District Court for the Eastern District of New York, Case No. 1:23-cv-04279-MKB-JRC (the “2023 Securities Litigation”). Jia Tian and David Feigelman were appointed as co-lead plaintiffs. On November 6, 2023, co-lead plaintiffs filed an amended complaint purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired the Company’s common stock between May 6, 2021 and August 22, 2023, alleging that the defendants made false and/or misleading statements relating to the seat post recall in violation of Sections 10(b) and 20(a) of the Exchange Act. On February 2, 2024, defendants served a motion to dismiss the amended complaint. Briefing on defendants’ motion to dismiss the amended complaint in the 2023 Securities Litigation was completed on May 17, 2024.

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

On May 5, 2022, the United States District Court for the Southern District of New York consolidated two putative securities class action lawsuits against the Company and certain of the Company’s officers under the caption City of Hialeah Employees Retirement System et al. v. Peloton Interactive, Inc., et al., Case No. 21-CV-09582-ALC-OTW and appointed Robeco Capital Growth Funds SICAV – Robeco Global Consumer Trends as lead plaintiff in the class action (the “SDNY Class Action”). Lead plaintiff filed its amended complaint on June 25, 2022, alleging that the defendants made false and/or misleading statements about demand for the Company’s products and the reasons for the Company’s inventory growth, and engaged in improper trading in violation of Sections 10(b) and 20A of the Exchange Act. On March 30, 2023, the court granted defendants’ motion to dismiss, with leave to amend. Plaintiffs filed an amended complaint on May 6, 2023, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired the Company’s common stock between February 5, 2021 and January 19, 2022, and defendants moved to dismiss the complaint on June 16, 2023. Briefing on defendants’ motion to dismiss the amended complaint in the SDNY Class Action was completed on August 18, 2023. On September 30, 2024, the court granted defendants’ motion to dismiss the second amended complaint with prejudice (the “Order”). On October 21, 2024, plaintiffs filed a notice of appeal of the Order with the United States Court of Appeals for the Second Circuit.

On July 26, 2023, the Court of Chancery in the State of Delaware consolidated three stockholder derivative actions purportedly on behalf of the Company against certain of the Company’s officers and directors under the caption In re Peloton Interactive, Inc. 2023 Derivative Litigation, Consol. Case No. 2023-0224-KSJM, which alleges that defendants breached their fiduciary duties by purportedly making false statements about demand for the Company’s products and engaging in improper trading. Allison Manzella, Clark Ovruchesky, Daniel Banks and Karen Florentino are co-lead plaintiffs. The court stayed the action on September 26, 2023 pending final resolution of the motion to dismiss in the SDNY Class Action, including that any appeals have been concluded.

On August 4, 2022, Mayville Engineering Company, Inc. (“MEC”) filed suit against the Company in the Supreme Court of the State of New York, Index No. 652735/2022, alleging claims for breach of contract, or, in the alternative, breach of the implied duty of good faith and fair dealing. MEC’s complaint alleged that the Company breached a supply agreement under which MEC agreed to supply certain parts for Peloton products and that it is entitled to damages in an amount exceeding $107.0 million, plus pre-judgment interest, fees, and costs. In September 2023, the Company asserted a counterclaim and affirmative defense against MEC for fraudulent inducement of the supply agreement. MEC and the Company thereafter entered into a settlement agreement, dated as of October 28, 2024, under which the parties agreed to a mutual release of all claims asserted by either party in the litigation, and the Company agreed to pay MEC $25.5 million. On October 31, 2024, the parties filed a stipulation of discontinuance with the court, discontinuing the litigation with prejudice.

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

The number of shares reserved for issuance under the 2019 Plan will increase automatically on July 1 of each of 2020 through 2029 by the number of shares of Class A common stock equal to 5% of the total outstanding shares of all of the Company’s classes of common stock as of each June 30 immediately preceding the date of increase (the “evergreen feature”), or a lesser amount as determined by the Board of Directors. On July 1, 2024, the number of shares of Class A common stock available for issuance under the 2019 Plan was automatically increased according to its terms by 18,813,085 shares.

In October 2023, the Company’s Board of Directors adopted an amendment to the 2019 Plan (the “Amendment”) that increases the number of shares available under the 2019 Plan by 36,000,000 shares of Class A common stock (and retains the existing evergreen feature through July 1, 2029) and extends the right to grant awards under the 2019 Plan through October 24, 2033. The Amendment became effective following approval by the Company’s stockholders on December 7, 2023. As of September 30, 2024, 60,724,755 shares of Class A common stock were available for future award under the 2019 Plan.

Stock Options
The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2024	28,901,489	$20.14	4.7	$3.4
Granted	255,145	$4.63
Exercised	(298,996)	$3.00		$0.6
Forfeited or expired	(1,454,932)	$11.95
Outstanding — September 30, 2024	27,402,706	$20.62	4.8	$6.7
Vested and Exercisable — September 30, 2024	22,226,512	$19.40	4.3	$6.5

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested — June 30, 2024	6,348,265	$17.24
Granted	255,145	$2.86
Vested	(1,327,270)	$14.40
Forfeited or expired	(99,946)	$17.21
Unvested — September 30, 2024	5,176,194	$17.26

The aggregate intrinsic value of options outstanding and vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2024. The fair value of the common stock is the closing stock price of Class A common stock as reported on The Nasdaq Global Select Market. The aggregate intrinsic value of exercised options was $0.6 million and $5.0 million for the three months ended September 30, 2024 and 2023, respectively.

For the three months ended September 30, 2024, the weighted-average grant date fair value per option was $2.86, and for the three months ended September 30, 2023 no options were granted. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

Three Months Ended September 30,
2024
Weighted average risk-free interest rate (1)	3.7%
Weighted average expected term (in years)	3.3
Weighted average expected volatility (2)	90.6%
Expected dividend yield	—
____________________________
(1) Based on U.S. Treasury yield curve in effect at the time of grant.
(2) Expected volatility is based on the historical volatility of the price of Class A common stock.

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2024	55,811,463	$6.80
Granted	25,936,757	$4.47
Vested and converted to shares	(4,214,886)	$9.03
Cancelled	(2,885,825)	$6.71
Outstanding — September 30, 2024	74,647,509	$5.87

Employee Stock Purchase Plan
In August 2019, the Board of Directors adopted, and in September 2019, the Company's stockholders approved, the Employee Stock Purchase Plan (“ESPP”), through which eligible employees may purchase shares of Class A common stock at a discount through accumulated payroll deductions. The ESPP became effective on September 25, 2019, the date the registration statement, in connection with the Company’s initial public offering, was declared effective by the SEC (the “Effective Date”). The number of shares of Class A common stock that will be available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, in an amount equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2024, the number of shares of Class A common stock available for issuance under the ESPP was automatically increased according to its terms by 3,762,617 shares. As of September 30, 2024, 18,632,205 shares of Class A common stock were available for sale to employees under the ESPP.

Unless otherwise determined by the Board of Directors, each offering period will consist of four six-month purchase periods, provided that the initial offering period commenced on the Effective Date and ended on August 31, 2021, and the initial purchase period ended February 28, 2020. Thereafter, each offering period and each purchase period commences on September 1 and March 1 and ends on August 31 and February 28 of each two-year period or each six-month period, respectively, subject to a reset provision. If the closing price of Class A common stock on the first day of an offering period is higher than the closing price of Class A common stock on the last day of any applicable purchase period, participants will be withdrawn from the ongoing offering period immediately following the purchase of ESPP shares on the purchase date and would automatically be enrolled in the subsequent offering period (“ESPP reset”), resulting in a modification under ASC 718, Compensation - Stock Compensation.

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

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods were as follows:

	Three Months Ended September 30,
	2024	2023
Weighted average risk-free interest rate	2.7%	1.6%
Weighted average expected term (in years)	1.3	1.3
Weighted average expected volatility	92.4%	92.4%
Expected dividend yield	—	—

The expected term assumptions were based on each offering period's respective purchase date. The expected volatility is based on the historical volatility of the price of Class A common stock. The risk-free rate assumptions were based on the U.S. treasury yield curve in effect at the time of the grants. The dividend yield assumption was zero as the Company has not historically paid any dividends and does not expect to declare or pay dividends in the foreseeable future.

During the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense associated with the ESPP of $1.6 million and $1.1 million, respectively.

In connection with the offering period that ended on August 31, 2024, employees purchased 375,829 shares of Class A common stock at a weighted-average price of $3.91 under the ESPP. As of September 30, 2024, total unrecognized compensation cost related to the ESPP was $7.0 million, which will be amortized over a weighted-average remaining period of 1.8 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Cost of revenue
Connected Fitness Products	$2.3	$2.3
Subscription	8.7	9.7
Total cost of revenue	11.0	12.0
Sales and marketing	3.7	4.7
General and administrative	21.1	35.4
Research and development	11.4	14.9
Restructuring expense	—	7.2
Total stock-based compensation expense	$47.2	$74.2

As of September 30, 2024, the Company had $433.7 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 2.4 years.

In the three months ended September 30, 2023 one employee who was eligible to participate in the Company’s Severance and Change in Control Plan (the “Severance Plan”) terminated employment. Certain modifications were made to equity awards, including the extension of the post-termination period during which an employee may exercise outstanding stock options from 90 days to the earlier of the original expiration date or 3 years. The employee transitioned to a non-executive advisory role and as a result of this modification, the Company recognized incremental stock-based compensation expense of $5.4 million for the three months ended September 30, 2023 within Restructuring expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
10. Income Taxes
The Company recorded a provision from income taxes of $0.8 million for both the three months ended September 30, 2024 and 2023. Furthermore, the Company's effective tax rates were (2,576.65)% and (0.50)% for the three months ended September 30, 2024 and 2023, respectively. The income tax provision and the effective tax rate are primarily driven by state and international taxes.

The Company maintains a valuation allowance on the majority of its deferred tax assets as it has concluded that it is more likely than not that the deferred assets will not be utilized.

11. Net Loss Per Share

The computation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,
	2024	2023
	($ in millions, except per share amounts)
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(0.9)	$(159.3)
Shares used in computation:
Weighted-average common shares outstanding	378,776,423	358,547,563
Basic and diluted net loss per share	$—	$(0.44)
Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended September 30,
	2024	2023
Employee stock options	5,995,788	8,703,141
Restricted stock units and awards	671,832	993,473
Convertible senior notes	76,452,600	—

Impact of the 2026 Notes and the 2029 Notes
The conversion option will have a dilutive impact on net earnings per share of common stock when the average market price per share of Class A common stock for a given period exceeds the conversion price of the 2026 Notes of $239.23 per share and the 2029 Notes of $4.58 per share. During the three months ended September 30, 2024, the weighted average price per share of Class A common stock was below the conversion price of the 2026 Notes and the conversion price of the 2029 Notes.

The denominator for basic and diluted loss per share does not include any effect from the Capped Call Transactions the Company entered into concurrently with the issuance of the 2026 Notes as this effect would be anti-dilutive. During the fiscal year ended June 30, 2024, the Capped Call Transactions were terminated. Refer to Note 7 - Debt for additional information.

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

The Connected Fitness Products segment derives revenue from sale of the Company's portfolio of Connected Fitness Products and related accessories, as well as Precor branded fitness products, delivery and installation services, Bike rental products, extended warranty agreements, branded apparel, and commercial service contracts. The Subscription segment derives revenue from monthly Subscription fees. There are no internal revenue transactions between the Company’s segments.

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Connected Fitness Products:
Revenue	$159.6	$180.6
Cost of revenue	145.0	174.9
Gross profit	$14.6	$5.7
Subscription:
Revenue	$426.3	$415.0
Cost of revenue	137.2	135.2
Gross profit	$289.1	$279.7
Consolidated:
Revenue	$586.0	$595.5
Cost of revenue	282.2	310.1
Gross profit	$303.8	$285.4
Reconciliation of Gross Profit
Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable Segment Gross Profit to consolidated loss before provision for income tax is as follows:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Segment Gross Profit	$303.8	$285.4
Sales and marketing	(81.9)	(146.0)
General and administrative	(119.5)	(151.1)
Research and development	(58.5)	(78.7)
Impairment expense	(4.9)	(24.0)
Restructuring expense	(2.9)	(17.8)
Supplier settlements	(23.5)	—
Total other expense, net	(12.6)	(26.2)
Loss before provision for income taxes	$—	$(158.5)

13. Subsequent Events

CEO Transition

On October 31, 2024, the Company announced that Peter Stern has been appointed as the Chief Executive Officer and President of the Company effective January 1, 2025. The Company expects to appoint Mr. Stern to the Board of Directors of the Company. The Company and Mr. Stern have entered into an employment offer letter, dated October 28, 2024, in connection with Mr. Stern’s appointment as CEO and President. Effective November 1, 2024, Karen Boone will serve as the sole Interim CEO and Interim President through December 31, 2024. Chris Bruzzo will step down as Interim co-CEO and Interim co-President on November 1, 2024. Both Mr. Bruzzo and Ms. Boone will continue to serve as directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on August 22, 2024 (“Form 10-K”). As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward looking statements that involve risks, uncertainties, assumptions, and other important factors that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Form 10-K.

Overview
Peloton is a leading global fitness company with a highly engaged community of 6.2 million Members as of September 30, 2024. A category innovator at the nexus of fitness, technology, and media, Peloton's first-of-its-kind subscription platform seamlessly combines innovative hardware, distinctive software, and exclusive content. Its world-renowned instructors coach and motivate Members to be the best version of themselves anytime, anywhere. We define a “Member” as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid Peloton App Membership, and completes one or more workouts in the trailing 12 month period. We define a completed workout as either completing at least 50% of an instructor-led class, scenic ride or run, or ten or more minutes of “Just Ride”, “Just Run”, or “Just Row” mode.

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

Our financial profile has been characterized by strong retention, recurring revenue, and efficient customer acquisition. We believe that our low Average Net Monthly Paid Connected Fitness Subscription Churn, together with our high Subscription Gross Profit and Subscription Contribution Margin, yields an attractive lifetime value (“LTV”) for our Connected Fitness Subscriptions well in excess of our customer acquisition costs (“CAC”). Maintaining an attractive LTV/CAC ratio is a primary goal of our customer acquisition strategy.

First Quarter Fiscal 2025 Update and Recent Developments

Connected Fitness Sales Channels
We continue to optimize our sales and distribution channels. During the three months ended September 30, 2024, we continued our retail store closure efforts, and next month we plan to evaluate a more cost-efficient retail model by testing a reimagined smaller store concept. Ahead of the holiday season, we are expanding our third party retail channels as well. The Peloton Bike+ will be available at Costco with special pricing for Costco members across 300 US locations and Costco's website for a limited time. We also shifted our German retail and distribution model to Amazon and FitShop, allowing us to operate in a capital efficient way that we believe may serve as a model for future International expansion.

Innovative Content Offerings
In addition to our annual All for One programming event, we recently rolled out a number of new programs to serve our Member base’s diverse interests, including Strength for Soccer, and new offerings across Barre, Pilates, Yoga and Meditation. We also expanded our low-impact workout offering with the launch of Walking Bootcamps, the latest in a series of Walking and Hiking content. We also delivered content for the performance athlete segment, releasing more 75, 90 and 120-minute classes in response to Member interest. Lastly, in addition to Lanebreak, we have been conducting a beta test for a new immersive, game-inspired cycling experience designed for competitive and social engagement.

New and Expanded Partnerships
We’re leaning into existing partnerships and exploring opportunities to partner with other businesses strategically to reach incremental audiences with our world-class Connected Fitness experience.
•We launched a new partnership with TrueMed in October, making it easier for qualified US-based Peloton customers to use pre-tax Health Savings Account (HSA)/Flexible Spending Account (FSA) dollars to purchase applicable Peloton products through a payment integration on our website.
•We expanded our partnership with Hyatt during the three months ended September 30, 2024 by rolling out the Earn More, Move More program for World of Hyatt loyalty members. This first-of-its-kind global program enables Members to earn World of Hyatt loyalty points by completing Peloton workouts at participating Hyatt hotels.
•Our partnership with Google Fitbit launched in September with 100 Peloton classes on the Fitbit Premium Platform and 5 sample classes on the Fitbit Free App. Early customer feedback generally has been positive.
•We continue to be pleased with our content licensing arrangement with lululemon, which delivers a meaningful, consistent revenue stream from their subscriber base.

Restructuring
In February 2022, we announced and began implementing a restructuring plan to realign our operational focus to support our multi-year growth, scale the business, and improve costs (the “2022 Restructuring Plan”). In April 2024, our Board of Directors approved a new restructuring plan to expand upon the 2022 Restructuring Plan (as expanded, the “2024 Restructuring Plan”, collectively, the “Restructuring Plans”) in an effort to position us for sustained, positive free cash flow, while enabling us to continue to invest in software, hardware and content innovation, improvements to our Member support experience, and optimizations to marketing efforts to scale the business.

We’ve made progress in implementing the Restructuring Plans and achieving the goals outlined in Note 4 - Restructuring. In fiscal year 2024, we completed the sale of the Peloton Output Park building and a portion of the corresponding land and received net proceeds of approximately $31.9 million, successfully exited our owned-manufacturing operations, and reduced our global retail showroom footprint. In September 2024, we completed the sale of the remaining Peloton Output Park land parcel and received net proceeds of $4.2 million. We expect substantial further improvements in the above as well as a number of other measures by which we measure the success of our restructuring initiatives and will continue optimizing our showroom footprint over the remainder of fiscal year 2025.

Refer to Note 4 - Restructuring in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion around charges incurred to date and future expected charges under the Restructuring Plans. Upon full implementation, we expect the plan to result in reduced annual run-rate expenses by more than $200 million by the end of fiscal year 2025.

We do not believe these cost-saving measures will impair our ability to conduct any of our key business functions. However, we may not be able to realize the cost savings and benefits initially anticipated as a result of the Restructuring Plans, and costs may be greater than expected. See “Risk Factors—Risks Related to Our Business—We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business” in our Form 10-K.

Key Operational and Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended September 30,
	2024	2023
Ending Paid Connected Fitness Subscriptions	2,900,069	2,964,223
Average Net Monthly Paid Connected Fitness Subscription Churn	1.9%	1.5%
Ending Paid App Subscriptions	582,137	762,532
Average Monthly Paid App Subscription Churn	7.1%	6.3%
Subscription Gross Profit (in millions)	$289.1	$279.7
Subscription Contribution (in millions)(1)	$305.7	$298.7
Subscription Gross Margin	67.8%	67.4%
Subscription Contribution Margin(1)	71.7%	72.0%
Net loss (in millions)	$(0.9)	$(159.3)
Adjusted EBITDA (in millions)(2)	$115.8	$9.1
Net cash provided by (used in) operating activities	$12.5	$(79.2)
Free Cash Flow (in millions)(3)	$10.7	$(83.2)
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

Ending Paid Connected Fitness Subscriptions
Ending Paid Connected Fitness Subscriptions includes all Connected Fitness Subscriptions for which we are currently receiving payment (a successful credit card billing or prepaid subscription credit or waiver). We do not include paused Connected Fitness Subscriptions in our Ending Paid Connected Fitness Subscription count.

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

We refer to any cancellation or pausing of a subscription for our All-Access Membership as a churn event. Because we do not receive payment for paused Connected Fitness Subscriptions, a paused Connected Fitness Subscription is treated as a churn event at the time the pause goes into effect, which is the start of the next billing cycle. An unpause event occurs when a pause period elapses without a cancellation and the Connected Fitness Subscription resumes, and is therefore counted as a reduction in our churn count in that period. Our churn count is shown net of reactivations and our new quarterly Average Net Monthly Paid Connected Fitness Subscription Churn metric averages the monthly Connected Fitness churn percentage across the three months of the reported quarter.

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
Components of our Results of Operations
Revenue
Connected Fitness Products
Connected Fitness Products Revenue consists of sales of our portfolio of Connected Fitness Products and related accessories, as well as Precor branded fitness products, delivery and installation services, Bike rental products, extended warranty agreements, branded apparel, and commercial service contracts. Connected Fitness Products Revenue is recognized at the time of delivery, except for extended warranty revenue that is recognized over the warranty period and service revenue that is recognized over the term, and is recorded net of sales returns and concessions, discounts and allowances, and third-party financing program fees, when applicable.

Subscription
Subscription Revenue primarily consists of revenue generated from our Connected Fitness Subscription and Peloton App Subscription, which are offered on a month-to-month or prepaid basis.

As of September 30, 2024, 99% and 84% of our Connected Fitness Subscription and Paid App Subscription bases, respectively, were paying month-to-month.

If a Connected Fitness Subscription owns multiple, different Peloton Connected Fitness Products (such as a Peloton Bike and Peloton Tread) in the same household, the price of the Subscription remains $44 monthly. As of September 30, 2024, approximately 11% of our Connected Fitness Subscriptions owned multiple, different Connected Fitness Products.

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

Supplier settlements
Supplier settlements are payments made to third-party suppliers to terminate certain future inventory purchase commitments or settle disputes with suppliers about and to terminate certain alleged past and future commitments.

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

	Three Months Ended September 30,
	2024	2023
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$159.6	$180.6
Subscription	426.3	415.0
Total revenue	586.0	595.5
Cost of revenue(1)(2)
Connected Fitness Products	145.0	174.9
Subscription	137.2	135.2
Total cost of revenue	282.2	310.1
Gross profit	303.8	285.4
Operating expenses
Sales and marketing(1)(2)	81.9	146.0
General and administrative(1)(2)	119.5	151.1
Research and development(1)(2)	58.5	78.7
Impairment expense	4.9	24.0
Restructuring expense(1)	2.9	17.8
Supplier settlements	23.5	—
Total operating expenses	291.2	417.6
Income (loss) from operations	12.5	(132.3)
Other expense, net:
Interest expense	(35.4)	(27.2)
Interest income	8.1	8.4
Foreign exchange gain (loss)	14.8	(7.8)
Other (expense) income, net	(0.1)	0.3
Total other expense, net	(12.6)	(26.2)
Loss before provision for income taxes	—	(158.5)
Income tax expense	0.8	0.8
Net loss	$(0.9)	$(159.3)

____________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Cost of revenue
Connected Fitness Products	$2.3	$2.3
Subscription	8.7	9.7
Total cost of revenue	11.0	12.0
Sales and marketing	3.7	4.7
General and administrative	21.1	35.4
Research and development	11.4	14.9
Restructuring expense	—	7.2
Total stock-based compensation expense	$47.2	$74.2
____________________
(2) Includes depreciation and amortization expense as follows:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Cost of revenue
Connected Fitness Products	$4.4	$6.1
Subscription	7.9	9.3
Total cost of revenue	12.3	15.4
Sales and marketing	4.9	6.4
General and administrative	5.0	6.2
Research and development	2.6	2.8
Total depreciation and amortization expense	$24.8	$30.8
Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,
	2024	2023	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$159.6	$180.6	(11.6)%
Subscription	426.3	415.0	2.7
Total revenue	$586.0	$595.5	(1.6)%
Percentage of revenue
Connected Fitness Products	27.2%	30.3%
Subscription	72.8	69.7
Total	100.0%	100.0%
Three Months Ended September 30, 2024 and 2023
Connected Fitness Products Revenue decreased $20.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This decrease was primarily attributable to fewer direct deliveries driven by lower demand across all Connected

Fitness product categories, except Tread+, which resumed sales during the third quarter of fiscal 2024, partially offset by higher demand from our Bike rental products and improvements in Precor revenue.

Subscription Revenue increased $11.4 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily attributable to incremental content licensing revenue for the three months ended September 30, 2024, partially offset by decreases in both Paid Connected Fitness Subscriptions and Paid App Subscriptions.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2024	2023	% Change
	(dollars in millions)
Cost of revenue:
Connected Fitness Products	$145.0	$174.9	(17.1)%
Subscription	137.2	135.2	1.5
Total cost of revenue	$282.2	$310.1	(9.0)%
Gross Profit:
Connected Fitness Products	$14.6	$5.7	159.2%
Subscription	289.1	279.7	3.4
Total Gross profit	$303.8	$285.4	6.4%
Gross Margin:
Connected Fitness Products	9.2%	3.1%
Subscription	67.8%	67.4%

Three Months Ended September 30, 2024 and 2023
Connected Fitness Products Cost of revenue for the three months ended September 30, 2024 decreased $29.9 million, or 17.1%, compared to the three months ended September 30, 2023. This decrease was primarily driven by fewer deliveries stemming from lower demand during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Our Connected Fitness Products Gross Margin increased to 9.2% for the three months ended September 30, 2024 compared to 3.1% for the three months ended September 30, 2023, primarily driven by product mix-shifts towards higher margin Precor and Bike rental products, reduced personnel-related expenses, and lower warehousing costs. These margin improvements were partially offset by higher expenses associated with our standard warranty reserves during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Our extended warranty business did not have a material impact on our year-over-year change in Connected Fitness Products Gross Margin.

Subscription Cost of revenue and Subscription Gross Margin remained consistent for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Operating Expenses
Sales and Marketing

	Three Months Ended September 30,
	2024	2023	% Change
	(dollars in millions)
Sales and marketing	$81.9	$146.0	(43.9)%
As a percentage of total revenue	14.0%	24.5%

Three Months Ended September 30, 2024 and 2023
Sales and marketing expense decreased $64.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by a $51.7 million decrease in advertising and marketing spend and a $5.5 million decrease in personnel-related expenses, inclusive of stock-based compensation expense, primarily due to decreased average headcount.

General and Administrative

	Three Months Ended September 30,
	2024	2023	% Change
	(dollars in millions)
General and administrative	$119.5	$151.1	(20.9)%
As a percentage of total revenue	20.4%	25.4%

Three Months Ended September 30, 2024 and 2023
General and administrative expense decreased $31.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by an $18.0 million decrease in personnel-related expenses, inclusive of stock-based compensation expense, primarily due to decreased average headcount and an $8.5 million decrease in professional services fees.

Research and Development

	Three Months Ended September 30,
	2024	2023	% Change
	(dollars in millions)
Research and development	$58.5	$78.7	(25.6)%
As a percentage of total revenue	10.0%	13.2%
Three Months Ended September 30, 2024 and 2023
Research and development expense decreased $20.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by a $15.7 million decrease in personnel-related expenses, inclusive of stock-based compensation expense, primarily due to decreased average headcount and a $4.0 million decrease in product development and research costs.

Impairment expense

	Three Months Ended September 30,
	2024	2023	% Change
	(dollars in millions)
Impairment expense	$4.9	$24.0	(79.8)%

Three Months Ended September 30, 2024 and 2023
Impairment expense decreased $19.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by decreases in asset write-downs and write-offs related to restructuring initiatives.

Restructuring expense

	Three Months Ended September 30,
	2024	2023	% Change
	(dollars in millions)
Restructuring expense	$2.9	$17.8	(83.5)%

Three Months Ended September 30, 2024 and 2023
Restructuring expense decreased $14.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a $7.2 million decrease of restructuring related stock-based compensation expense, as there was no incremental stock-based compensation expense for restructuring related terminations that required modification to equity awards during the three months ended September 30, 2024, and a $6.6 million decrease in cash severance and other personnel costs.

Supplier Settlements

	Three Months Ended September 30,
	2024	2023	% Change
	(dollars in millions)
Supplier Settlements	$23.5	$—	*NM
___________________________
*NM - not meaningful

Three Months Ended September 30, 2024 and 2023
Supplier settlements increased $23.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to accruals for the three months ended September 30, 2024 related to settlement of disputes with a third-party supplier about certain alleged past and future commitments.

Total Other Expense, Net and Income Tax Expense

	Three Months Ended September 30,
	2024	2023	% Change
	(dollars in millions)
Interest expense	$(35.4)	$(27.2)	30.2%
Interest income	8.1	8.4	(3.7)%
Foreign exchange gain (loss)	14.8	(7.8)	*NM
Other (expense) income, net	(0.1)	0.3	*NM
Income tax expense	0.8	0.8	7.0%
___________________________
*NM - not meaningful

Total other expense, net, was composed of the following for the three months ended September 30, 2024:
•Interest expense primarily related to term loan, convertible notes, and deferred financing costs of $35.4 million;
•Interest income from cash, cash equivalents, and short-term investments of $8.1 million;
•Foreign exchange gains of $14.8 million; and
•Other expense, net of $0.1 million.

Total other expense, net, was composed of the following for the three months ended September 30, 2023:
•Interest expense primarily related to term loan, convertible notes, and deferred financing costs of $27.2 million;
•Interest income from cash, cash equivalents, and short-term investments of $8.4 million;
•Foreign exchange losses of $7.8 million; and
•Other income, net of $0.3 million.

Income tax expense for the three months ended September 30, 2024 and 2023 of $0.8 million and $0.8 million, respectively, was primarily due to state and international taxes.

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
•Adjusted EBITDA does not reflect certain litigation expenses, consisting of legal settlements and related fees for specific proceedings that we have determined arise outside of the ordinary course of business and are nonrecurring, infrequent or unusual based on the following considerations which we assess regularly: (1) the frequency of similar cases that have been brought to date, or are expected to be brought within two years; (2) the complexity of the case; (3) the nature of the remedy(ies) sought, including the size of any monetary damages sought; (4) offensive versus defensive posture of us; (5) the counterparty involved; and (6) our overall litigation strategy. Following a change in practice beginning during the fiscal year ended June 30, 2022, we no longer adjust adjusted EBITDA for costs from new patent litigation or consumer arbitration claims, unless we consider the matter to be nonrecurring, infrequent or unusual. We continue to adjust adjusted EBITDA for historical patent infringement and consumer arbitration claims that were determined, prior to our change in practice, to be nonrecurring, infrequent, or unusual;
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

The following table presents a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Adjusted EBITDA

	Three Months Ended September 30,
	2024	2023
	(in millions)
Net loss	$(0.9)	$(159.3)
Adjusted to exclude the following:
Total other expense, net(1)	12.6	26.2
Income tax expense	0.8	0.8
Depreciation and amortization expense	24.8	30.8
Stock-based compensation expense	47.2	67.0
Impairment expense	4.9	24.0
Restructuring expense(2)	2.9	18.4
Supplier settlements(3)	23.5	—
Product recall related matters(4)	—	(1.8)
Litigation and settlement expenses(5)	—	2.9
Adjusted EBITDA	$115.8	$9.1
______________________
(1) Primarily consists of Interest expense of $35.4 million and $27.2 million, foreign exchange (gains) losses of $(14.8) million and $7.8 million, and Interest income of $(8.1) million and $(8.4) million, for the three months ended September 30, 2024 and 2023, respectively.
(2) Represents charges incurred in connection with the Restructuring Plans, refer to Note 4 - Restructuring in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3) Represents accrual for the three months ended September 30, 2024 related to settlement of disputes with a third-party supplier about certain alleged past and future commitments, which occurred due to part of an unusual, one-time effort to adjust the Company’s forecasted inventory during its fiscal years 2022 and 2023. With this settlement, we have substantially settled our purchase commitments related disputes with our suppliers that were linked to our one-time effort to evaluate and adjust the Company’s forecasted inventory needs with its suppliers during fiscal years 2022 and 2023. As such, we currently do not expect to add-back in the future any additional supplier settlements related to that effort.
(4) Represents adjustments and charges primarily associated with our Tread+ and Bike Seat Post product recall related matters, as well as accrual adjustments. These include adjustments to Connected Fitness Products Revenue for actual and estimated future returns of $(1.6) million and recorded benefits in Connected Fitness Products Cost of revenue associated with recall related matters of $(0.1) million for the three months ended September 30, 2023.
(5) Includes litigation-related expenses for certain patent infringement litigation, consumer arbitration, and product recalls for the three months ended September 30, 2023, that arise outside of the ordinary course of business and are nonrecurring, infrequent, or unusual.

Subscription Contribution and Subscription Contribution Margin
We define “Subscription Contribution” as Subscription Revenue less Subscription Cost of revenue, adjusted to exclude from Subscription Cost of revenue, depreciation and amortization expense, and stock-based compensation expense. Subscription Contribution Margin is calculated by dividing Subscription Contribution by Subscription Revenue.
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

The following table presents a reconciliation of Subscription Contribution and Subscription Contribution Margin to Subscription Gross Profit and Subscription Gross Margin, respectively, which are the most directly comparable financial measures prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,
	2024	2023
	(dollars in millions)
Subscription Revenue	$426.3	$415.0
Less: Subscription Cost of revenue	137.2	135.2
Subscription Gross Profit	$289.1	$279.7
Subscription Gross Margin	67.8%	67.4%
Add back:
Depreciation and amortization expense	$7.9	$9.3
Stock-based compensation expense	8.7	9.7
Subscription Contribution	$305.7	$298.7
Subscription Contribution Margin	71.7%	72.0%

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

Free Cash Flow
We define Free Cash Flow as Net cash provided by (used in) operating activities less capital expenditures. Free cash flow reflects an additional way of viewing our liquidity that, we believe, when viewed with our GAAP results, provides management, investors, and other users of our financial information with a more complete understanding of factors and trends affecting our cash flows.

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

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Net cash provided by (used in) operating activities	$12.5	$(79.2)
Capital expenditures	(1.8)	(4.1)
Free Cash Flow	$10.7	$(83.2)

Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, and our term loan, as well as cash flows from operating activities. As of September 30, 2024, we had Cash and cash equivalents of approximately $722.3 million.

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

Restructuring
In February 2022, we announced and began implementing the 2022 Restructuring Plan to realign our operational focus to support our multi-year growth, scale the business, and improve costs. In April 2024, our Board of Directors approved a new restructuring plan to expand upon the 2022 Restructuring Plan (as expanded, the “2024 Restructuring Plan”, collectively, the “Restructuring Plans”) in an effort to position us for sustained, positive free cash flow, while enabling us to continue to invest in software, hardware and content innovation, improvements to our Member support experience, and optimizations to marketing efforts to scale the business.

Refer to Note 4 - Restructuring in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion around charges incurred to date and future expected charges under the Restructuring Plans. Upon full implementation, we expect the plan to result in reduced annual run-rate expenses by more than $200 million by the end of fiscal year 2025.

We do not believe these cost-saving measures will impair our ability to conduct any of our key business functions. However, we may not be able to realize the cost savings and benefits initially anticipated as a result of the Restructuring Plans, and costs may be greater than expected. See “Risk Factors—Risks Related to Our Business—We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business” in our Form 10-K.

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

The effective interest rate upon issuance of the 2029 Notes was 5.97%, which is the effective interest rate as of September 30, 2024.

In February 2021, we issued $1.0 billion aggregate principal amount of the 2026 Notes in a private offering, including the exercise in full of the option granted to the initial purchasers to purchase $125.0 million of the 2026 Notes. The 2026 Notes were issued pursuant to an Indenture (the “2026 Notes Indenture”) between us and U.S. Bank National Association, as trustee. The net proceeds from the offering were approximately $977.2 million, after deducting the initial purchasers’ discounts and commissions and our offering expenses.

The effective interest rate upon issuance of the 2026 Notes was 0.45%, which is the effective interest rate as of September 30, 2024.

Repurchase of a Portion of the 2026 Convertible Notes
In May 2024, we entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to repurchase $801.0 million of aggregate principal amount of the 2026 Notes for an aggregate of $724.9 million of cash. We accounted for this repurchase of the 2026 Notes as a debt extinguishment under ASC 470-50, Debt – Modifications and Extinguishments (“ASC 470-50”). We recorded a $69.8 million gain on early extinguishment of debt during the fiscal year ending June 30, 2024, which includes the write-off of previously deferred debt issuance costs of $6.3 million, which was included within Net gain on debt refinancing on the Consolidated Statements of Operations and Comprehensive Loss within our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

During the three months ended September 30, 2024 and 2023, we incurred total commitment fees of $0.1 million and $0.3 million, respectively, which are included in Interest expense in the Consolidated Statements of Operations and Comprehensive Loss.

As of September 30, 2024, we had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and we had $997.5 million total outstanding borrowings under the Third Amended and Restated Credit Agreement.

In connection with the execution of the Third Amended and Restated Credit Agreement, the Term Loan was accounted for as a modification, extinguishment, or new loan for certain lenders in accordance with ASC 470-50. Accordingly, a discount and debt issuance costs of $10.0 million and $2.3 million, respectively, will be amortized to Interest expense using the effective interest method over the term of the Third Amended and Restated Credit Agreement. Furthermore, we expensed $8.7 million of debt issuance costs incurred and wrote-off $7.5 million of previously deferred debt discount and debt issuance costs, which was included within Net gain on debt refinancing on the Consolidated Statements of Operations and Comprehensive Loss within our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

As of September 30, 2024, we had not drawn any amount under the Revolving Facility and as such did not have to test the financial covenants under the Third Amended and Restated Credit Agreement. We are required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of September 30, 2024, the Company had outstanding letters of credit totaling $49.7 million, which are classified as Restricted cash on the Consolidated Balance Sheets.

Upon entering into the Term Loan, the effective interest rate was 12.4% and the current effective interest rate as of September 30, 2024 is 11.9%.

Cash Flows

	Three Months Ended September 30,
	2024	2023
	(in millions)
Net cash provided by (used in) operating activities	$12.5	$(79.2)
Net cash provided by (used in) investing activities	2.4	(4.1)
Net cash provided by financing activities	4.8	8.2
Operating Activities
Net cash provided by operating activities of $12.5 million for the three months ended September 30, 2024 was primarily due to non-cash adjustments of $78.9 million, partially offset by a net increase in operating assets and liabilities of $65.6 million. Non-cash adjustments primarily consisted of $47.2 million of stock-based compensation expense, $24.8 million of depreciation and amortization, and $14.7 million of non-cash operating lease expense, partially offset by $(14.8) million of net foreign currency adjustments. The increase in operating assets and liabilities was primarily due to a $48.7 million decrease in accounts payable and accrued expenses, a $21.9 million decrease in net operating lease liabilities due to lease payments and lease terminations as we continue to reduce our real estate footprint through our restructuring efforts, and a $9.4 million decrease in customer deposits and deferred revenue, partially offset by a $12.1 million decrease in prepaid expenses and other current assets.

The change in cash provided by (used in) operating activities during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, was driven by operating expense reductions following the 2024 Restructuring Plan and gross profit improvements.

Investing activities
Net cash provided by investing activities for the three months ended September 30, 2024 of $2.4 million was primarily due to $4.2 million in proceeds from the sale of the remaining Peloton Output Park land parcel, partially offset by $1.8 million used for capital expenditures.

The change in cash provided by (used in) investing activities during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, was driven by the sale of the remaining Peloton Output Park land parcel.

Financing activities
Net cash provided by financing activities of $4.8 million for the three months ended September 30, 2024 was primarily related to proceeds from employee stock plans of $6.5 million, partially offset by $2.5 million in principal repayments on the Term Loan.

The change in cash provided by financing activities during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, was driven by a decrease in proceeds from employee stock plans.

Commitments
As of September 30, 2024, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$717.6	$100.5	$177.8	$129.4	$309.9
Minimum guarantees (2)	51.3	43.5	7.6	—	0.3
Unused credit facility fee payments (3)	2.4	0.5	1.0	0.9	—
Other purchase obligations (4)	94.6	53.3	41.3	—	—
Convertible senior notes (5)	549.0	—	199.0	—	350.0
Term loan (5)	997.5	10.0	20.0	967.5	—
Total	$2,412.4	$207.8	$446.7	$1,097.8	$660.1
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
(5) Refer to Note 7 - Debt in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding our 2026 Notes and 2029 Notes and Term Loan obligations.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.

We utilize contract manufacturers to build our products and accessories. These contract manufacturers acquire components and build products based on demand forecast information we supply, which typically covers a rolling 12-month period. Consistent with industry practice, we acquire inventories from such manufacturers through purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover our forecasted product and manufacturing requirements for periods that range a number of months. In certain instances, these agreements allow us the option to cancel, reschedule, and/or adjust our requirements based on our business needs for a period of time before the order is due to be fulfilled. While our purchase orders are legally cancellable in many situations, some purchase orders are not cancellable in the event of a demand plan change or other circumstances, such as where the supplier has procured unique, Peloton-specific designs, and/or specific non-cancellable, non-returnable components based on our provided forecasts.

As of September 30, 2024, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were estimated to be approximately $72.4 million. See “Risk Factors—Risks Related to Our Business—Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in our Form 10-K.

Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of September 30, 2024.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part I, Item 7 of our Form 10-K. There have been no significant changes to these accounting policies and estimates for the three months ended September 30, 2024.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We had Cash and cash equivalents of $722.3 million as of September 30, 2024. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented in this Quarterly Report on Form 10-Q would not have had a material impact on our condensed consolidated financial statements.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Co-Chief Executive Officers and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure. As described below, we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Solely as a result of these material weaknesses, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

Material Weaknesses and Remediation Plans
Previously Reported Material Weaknesses
As reported in Part II, Item 9A. “Controls and Procedures” of our Annual Reports on Form 10-K for the fiscal years ended June 30, 2024, June 30, 2023, June 30, 2022, and June 30, 2021, we have identified a material weakness in our internal control over financial reporting related to controls around the existence, completeness, and valuation of inventory.

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
•Consolidation of our inventory network to reduce exposure to locations with historically high physical count inaccuracy; and
•Enhancements to training of standard operating procedures and internal controls to key stakeholders within the supply chain, logistics, and inventory processes.

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

In addition, during the fiscal year ended June 30, 2024, management identified a material weakness in our internal control over financial reporting related to the business process control environment at Precor. Management assessed the design and operating effectiveness of automated and manual business process controls in Precor’s environment, and identified a number of deficiencies related to lack of proper design of controls and lack of sufficient documentation to validate control design effectiveness, in particular management review controls. Management determined that in the aggregate, these control deficiencies constitute a material weakness.

Management has designed and performed additional procedures on a quarterly basis to gain comfort over the completeness and accuracy of the financial information relied upon at Precor and to ensure material errors do not exist within the Precor information consolidated into Peloton’s financial statements. We have not identified any material errors or misstatements as a result of these procedures in our interim financial statements for the quarter ended September 30, 2024 or in our annual financial statements for the year ended June 30, 2024 or June 30, 2023.

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

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts and the new material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans
On September 5, 2024, Saqib Baig, our Chief Accounting Officer, entered into a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (a “Rule 10b5-1 Plan”). Mr. Baig's Rule 10b5-1 Plan provides for the potential aggregate sale of up to (i) 75,000 shares of Class A common stock, and (ii) 33,727 shares of Class A common stock upon the vesting of certain restricted stock units (“RSUs”), in each case between December 6, 2024 and December 6, 2025. Each RSU represents a contingent right to receive one share of Class A common stock.

The Rule 10b5-1 Plan described above is in accordance with our Insider Trading Compliance Policy and Procedures. Sales pursuant to the Rule 10b5-1 Plan will be disclosed in filings made with the SEC in accordance with Section 16 of the Exchange Act.

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

PELOTON INTERACTIVE, INC.
Date: October 31, 2024	By:	/s/ Karen Boone
Karen Boone Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: October 31, 2024	By:	/s/ Chris Bruzzo
Chris Bruzzo Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: October 31, 2024	By:	/s/ Elizabeth F Coddington
Elizabeth F Coddington Chief Financial Officer (Principal Financial Officer)