Form 10-Q
period 2024-12-31
PELOTON INTERACTIVE, INC.
filed 2025-02-06
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

As of February 4, 2025, the number of shares of the registrant’s Class A common stock outstanding was 373,898,690, and the number of shares of the registrant’s Class B common stock outstanding was 16,065,806.

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

•our ability to achieve and maintain profitability and positive free cash flow;
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
•our ability to anticipate consumer preferences and successfully develop and offer new products and services in a timely manner, and effectively manage the introduction of new or enhanced products and services;
•demand for our products and services and growth of the Connected Fitness Products market;
•our ability to maintain the value and reputation of the Peloton brand;
•disruptions or failures of our information technology systems or websites, or those of third parties on whom we rely;
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
•our ability to generate class content;
•risks related to acquisitions or dispositions and our ability to integrate any such acquired companies into our operations and control environment, including Precor;
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
•risks related to changes in global trade policies, including our ability to mitigate the effects of tariffs and other non-tariff restrictions, such as taxes, quotas, local content rules, customs detentions and other protectionist measures;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,	June 30,
	2024	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$829.0	$697.6
Accounts receivable, net	96.8	103.6
Inventories, net	257.8	329.7
Prepaid expenses and other current assets	123.9	135.1
Total current assets	1,307.5	1,266.0
Property and equipment, net	294.7	353.7
Intangible assets, net	10.0	15.0
Goodwill	41.2	41.2
Restricted cash	47.9	53.2
Operating lease right-of-use assets, net	387.2	435.0
Other assets	21.1	21.0
Total assets	$2,109.8	$2,185.2
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$390.6	$432.3
Deferred revenue and customer deposits	159.7	163.7
Current portion of long-term debt	10.0	10.0
Operating lease liabilities, current	70.1	75.3
Other current liabilities	4.4	3.9
Total current liabilities	634.7	685.2
Convertible senior notes, net	541.0	540.0
Term loan, net	948.3	950.1
Operating lease liabilities, non-current	457.1	503.3
Other non-current liabilities	25.8	25.7
Total liabilities	2,607.0	2,704.3
Commitments and contingencies (Note 8)
Stockholders’ deficit
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 shares of Class A common stock authorized, 373,793,790 and 358,120,105 shares of Class A common stock issued and outstanding as of December 31, 2024 and June 30, 2024, respectively; 2,500,000,000 and 2,500,000,000 shares of Class B common stock authorized, 16,065,806 and 18,141,608 shares of Class B common stock issued and outstanding as of December 31, 2024 and June 30, 2024, respectively.	—	—
Additional paid-in capital	5,060.3	4,948.6
Accumulated other comprehensive income	19.0	15.9
Accumulated deficit	(5,576.5)	(5,483.7)
Total stockholders’ deficit	(497.2)	(519.1)
Total liabilities and stockholders' deficit	$2,109.8	$2,185.2
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue:
Connected Fitness Products	$253.4	$319.1	$413.0	$499.7
Subscription	420.6	424.5	846.9	839.5
Total revenue	673.9	743.6	1,259.9	1,339.2
Cost of revenue:
Connected Fitness Products	220.6	305.3	365.5	480.2
Subscription	135.0	139.0	272.2	274.2
Total cost of revenue	355.6	444.2	637.8	754.4
Gross profit	318.4	299.4	622.1	584.8
Operating expenses:
Sales and marketing	152.7	230.3	234.6	376.4
General and administrative	131.3	160.8	250.8	311.8
Research and development	60.3	79.9	118.8	158.6
Impairment expense	16.7	3.6	21.6	27.7
Restructuring expense	3.3	13.4	6.2	31.2
Supplier settlements	—	(1.5)	23.5	(1.5)
Total operating expenses	364.3	486.5	655.5	904.2
Loss from operations	(45.9)	(187.1)	(33.4)	(319.4)
Other expense, net:
Interest expense	(34.6)	(27.7)	(70.0)	(54.9)
Interest income	7.7	8.4	15.8	16.9
Foreign exchange (loss) gain	(18.5)	9.6	(3.7)	1.9
Other income, net	0.2	0.1	0.1	0.4
Total other expense, net	(45.3)	(9.5)	(57.8)	(35.7)
Loss before provision for income taxes	(91.2)	(196.6)	(91.3)	(355.1)
Income tax expense (benefit)	0.7	(1.7)	1.6	(1.0)
Net loss	$(92.0)	$(194.9)	$(92.8)	$(354.1)
Net loss attributable to Class A and Class B common stockholders	$(92.0)	$(194.9)	$(92.8)	$(354.1)
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.54)	$(0.24)	$(0.98)
Weighted-average of shares of Class A and Class B common stock outstanding, basic and diluted	385,591,039	362,334,326	382,059,323	360,440,945
Other comprehensive income:
Change in foreign currency translation adjustment	13.0	0.8	3.1	2.7
Total other comprehensive income	13.0	0.8	3.1	2.7
Comprehensive loss	$(79.0)	$(194.1)	$(89.8)	$(351.5)
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(92.8)	$(354.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	47.6	55.9
Stock-based compensation expense	108.7	140.8
Non-cash operating lease expense	28.6	33.7
Amortization of debt discount and issuance costs	4.4	7.0
Impairment expense	21.6	27.7
Loss on sale of subsidiary	—	3.8
Foreign exchange loss (gain)	3.7	(1.9)
Changes in operating assets and liabilities:
Accounts receivable	6.7	(44.0)
Inventories	78.8	80.1
Prepaid expenses and other current assets	14.5	(21.1)
Other assets	(0.1)	(1.2)
Accounts payable and accrued expenses	(56.4)	8.6
Deferred revenue and customer deposits	(4.0)	1.9
Operating lease liabilities, net	(42.2)	(44.5)
Other liabilities	0.1	(3.0)
Net cash provided by (used in) operating activities	119.2	(110.4)
Cash Flows from Investing Activities:
Capital expenditures	(2.5)	(10.0)
Proceeds from sale of subsidiary and net assets	—	14.6
Proceeds from sale of Peloton Output Park	4.2	—
Net cash provided by investing activities	1.7	4.6
Cash Flows from Financing Activities:
Principal repayment of Term Loan	(5.0)	(3.8)
Proceeds, net from employee stock purchase plan withholdings	1.9	1.9
Proceeds from employee stock plans	7.1	19.1
Principal repayments of finance leases	—	(0.5)
Net cash provided by financing activities	4.0	16.8
Effect of exchange rate changes	1.2	1.7
Net change in cash, cash equivalents, and restricted cash	126.1	(87.3)
Cash, cash equivalents, and restricted cash — Beginning of period	750.9	885.5
Cash, cash equivalents, and restricted cash — End of period	$876.9	$798.1
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$76.1	$47.8
Cash paid for income taxes	$3.1	$1.9
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Accrued and unpaid capital expenditures, including software	$0.2	$2.2
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(unaudited)
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance - September 30, 2023	360.4	$—	$4,701.4	$18.7	$(5,091.0)	$(370.9)
Activity related to stock-based compensation	3.8	—	65.7	—	—	65.7
Other comprehensive income	—	—	—	0.8	—	0.8
Net loss	—	—	—	—	(194.9)	(194.9)
Balance - December 31, 2023	364.2	$—	$4,767.1	$19.5	$(5,285.9)	$(499.3)

Balance - September 30, 2024	381.3	$—	$4,998.2	$6.0	$(5,484.6)	$(480.3)
Activity related to stock-based compensation, net of withholding taxes	8.6	—	62.1	—	—	62.1
Other comprehensive income	—	—	—	13.0	—	13.0
Net loss	—	—	—	—	(92.0)	(92.0)
Balance - December 31, 2024	389.9	$—	$5,060.3	$19.0	$(5,576.5)	$(497.2)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance - June 30, 2023	356.8	$—	$4,619.8	$16.8	$(4,931.8)	$(295.1)
Activity related to stock-based compensation	7.0	—	145.3	—	—	145.3
Issuance of common stock under employee stock purchase plan	0.4	—	2.0	—	—	2.0
Other comprehensive income	—	—	—	2.7	—	2.7
Net loss	—	—	—	—	(354.1)	(354.1)
Balance - December 31, 2023	364.2	$—	$4,767.1	$19.5	$(5,285.9)	$(499.3)

Balance - June 30, 2024	376.3	$—	$4,948.6	$15.9	$(5,483.7)	$(519.1)
Activity related to stock-based compensation, net of withholding taxes	13.1	—	110.2	—	—	110.2
Issuance of common stock under employee stock purchase plan	0.4	—	1.5	—	—	1.5
Other comprehensive income	—	—	—	3.1	—	3.1
Net loss	—	—	—	—	(92.8)	(92.8)
Balance - December 31, 2024	389.9	$—	$5,060.3	$19.0	$(5,576.5)	$(497.2)
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except share and per share amounts)

1. Description of Business and Basis of Presentation
Description and Organization
Peloton Interactive, Inc. (“Peloton” or the “Company”) is a leading global fitness company with a highly engaged community of Members, which the Company defines as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid Peloton App Subscription, inclusive of a Strength+ App Membership, and completes one or more workouts in the trailing 12 month period. The Company is a category innovator at the nexus of fitness, technology, and media, with a first-of-its-kind subscription platform that seamlessly combines innovative hardware, distinctive software, and exclusive content. Its world-renowned Instructors coach and motivate Members to be the best version of themselves anytime, anywhere.
The Company’s Connected Fitness Products portfolio includes the Peloton Bike, Bike+, Tread, Tread+, Guide, Row, and various Precor products. Access to the Peloton App is available with an All-Access or Guide Membership for Members who have Connected Fitness Products or through a standalone App Membership with multiple Membership tiers. Access to the Strength+ App is available with an All Access, Guide, or App+ Membership or through a standalone Strength+ subscription. The Company’s revenue is generated primarily from recurring Subscription revenue and the sale of its Connected Fitness Products. The Company defines a “Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, who has paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers).
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows, and the changes in stockholders’ deficit for the interim periods. The results for the three and six months ended December 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2025, or any other period.
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

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, product recall and corrective action cost, the realizability of inventory, fair value measurements, the incremental borrowing rate associated with lease liabilities, impairment of long-lived and intangible assets, useful lives of long-lived assets, including property and equipment and finite-lived intangible assets, product warranty, goodwill, accounting for income taxes, stock-based compensation expense, standalone selling price and transaction price estimates, the fair values of assets acquired and liabilities assumed in business combinations and asset acquisitions, future restructuring charges, contingent consideration, and commitments and contingencies. Actual results may differ from these estimates.
There have been no material changes to the Company’s significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Recently Issued Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
ASU 2023-07
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is currently evaluating the impact of adopting ASU 2023-07.
ASU 2023-09
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances income tax information primarily through changes in the rate reconciliation and income taxes paid information, and is effective for fiscal years beginning after December 15, 2024 on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2023-09.
ASU 2024-03
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires the disaggregation of certain expense captions on the face of the income statement into specified categories in disclosures within the footnotes to the financial statements. It is effective for fiscal years beginning after December 15, 2026 on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2024-03.
ASU 2024-04
In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. It is effective for fiscal years beginning after December 15, 2025 and is permitted on either a prospective or retrospective basis. The Company is currently evaluating the impact of adopting ASU 2024-04.
3. Revenue
The Company’s primary sources of revenue are its recurring content Subscription revenue and revenue from sales of its Connected Fitness Products and related accessories, as well as Precor branded fitness products, delivery and installation services.

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

The Company applies the practical expedient as per ASC 606-10-50-14, Revenue from Contracts with Customers and does not disclose information related to remaining performance obligations due to their original expected terms being one year or less.

The Company applies the practical expedient as per ASC 340-40-25-4, Other Assets and Deferred Costs – Contracts with Customers and expenses sales commissions when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. These costs are recorded in Sales and marketing in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
Some of the Company’s revenues relate to arrangements for our Bike rental products. The Company’s rental program allows Members to lease certain Bike products with a Peloton Rental Membership for a single monthly cost and a one-time delivery fee, and gives the Member the option to purchase the equipment outright or cancel at any time with no penalty. These lease arrangements include both lease and non-lease components. Consideration is allocated between the lease and non-lease components based on management’s best estimate of the relative standalone selling price of each component. The lease component relates to the customer’s right to use the equipment over the lease term and is accounted for as an operating lease in accordance with ASC 842, Leases. Lease revenue is recognized on a straight-line basis over the term of the lease within Connected Fitness Products Revenue and was $11.9 million and $24.4 million for the three and six months ended December 31, 2024, respectively, and $17.5 million and $26.6 million for the three and six months ended December 31, 2023, respectively. The underlying equipment subject to the lease remains within Property and equipment, net on the Company’s Condensed Consolidated Balance Sheets and depreciates over the equipment’s useful life. Depreciation expense associated with the underlying equipment is reflected in Connected Fitness Products Cost of revenue in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Non-lease components primarily consist of an All-Access Membership, which is recognized ratably over the subscription term within Subscription Revenue.
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

Activity related to the Company’s accrual for its estimated future product warranty obligation was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
Balance at beginning of period	$20.3	$20.7	$20.3	$26.4
Provision for warranty accrual	10.0	7.9	17.1	9.7
Warranty claims	(9.7)	(7.2)	(16.8)	(14.7)
Balance at end of period	$20.6	$21.5	$20.6	$21.5
The Company also offers the option for customers in some markets to purchase an extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Products for additional periods beyond the standard product warranty period.

Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Product revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company’s revenue attributable to extended warranty was $5.6 million and $11.8 million, respectively, representing 1% of total revenue for both the three and six months ended December 31, 2024, and $9.5 million and $19.7 million, respectively, representing 1% of total revenue for both the three and six months ended December 31, 2023.
Disaggregation of Revenue
The Company’s revenue disaggregated by segment, excluding sales-based taxes, is included in Note 12, Segment Information.

The Company’s revenue disaggregated by geographic region was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
North America	$616.7	$686.3	$1,152.5	$1,235.0
International	57.3	57.4	107.4	104.1
Total revenue	$673.9	$743.6	$1,259.9	$1,339.2

During the three and six months ended December 31, 2024, the Company’s revenue attributable to the United States, included within North America above, was $592.2 million and $1,107.6 million, respectively, or 88% of total revenue. During the three and six months ended December 31, 2023, the Company’s revenue attributable to the United States, included within North America above, was $658.0 million and $1,186.1 million, or 88% and 89% of total revenue, respectively.

Deferred Revenue and Customer Deposits
Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.

As of December 31, 2024 and June 30, 2024, deferred revenue of $80.7 million and $95.9 million, respectively, and customer deposits of $78.9 million and $67.7 million, respectively, were included in Deferred revenue and customer deposits on the Company’s Condensed Consolidated Balance Sheets.

In the six months ended December 31, 2024 and 2023, the Company recognized revenue of $89.1 million and $92.5 million, respectively, that was included in the deferred revenue balance as of June 30, 2024 and 2023, respectively.

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

Throughout fiscal year 2023 and 2024, the Company continued to take actions to implement the 2022 Restructuring Plan and announced that it was (i) exiting all owned-manufacturing operations and fully transitioning its North American Field Operations to third-party providers, including a significant reduction in its delivery workforce teams; (ii) eliminating a significant number of roles on the North America Member support team and exiting its real-estate footprints in its Plano and Tempe locations; and (iii) reducing its retail showroom presence.

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

As a result of these restructuring initiatives, the Company incurred the charges shown in the following table. Asset write-downs and write-offs are included within Impairment expense, and Write-offs of inventory related to restructuring activities are included within Connected Fitness Products Cost of revenue, in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The remaining charges incurred during the relevant periods are included within Restructuring expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Cash restructuring charges:(1)	(in millions)
Severance and other personnel costs	$0.6	$0.3	$0.1	$6.4
Exit and disposal costs and professional fees	2.7	9.3	6.1	13.8
Total cash restructuring charges	3.3	9.6	6.2	20.2

Non-cash restructuring charges:(1)
Asset write-downs and write-offs(2)	$15.5	$1.3	$20.6	$24.1
Stock-based compensation expense	—	—	—	7.2
Write-offs of inventory related to restructuring activities(3)	—	0.5	—	1.0
Loss on sale of subsidiary	—	3.8	—	3.8
Total non-cash restructuring charges	15.5	5.6	20.6	36.1

Total	$18.8	$15.2	$26.9	$56.4
_________________________
(1) All cash and non-cash restructuring charges for the three and six months ended December 31, 2024 related to the 2024 Restructuring Plan. All cash and non-cash restructuring charges for the three and six months ended December 31, 2023 related to the 2022 Restructuring Plan.
(2) Asset write-downs and write-offs are included within Impairment expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(3) Write-offs of inventory are included within Connected Fitness Products Cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Due to the actions taken pursuant to the Restructuring Plans, the Company tested certain long-lived assets (asset groups) for recoverability by comparing the carrying values of the asset group to estimates of their future undiscounted cash flows, which were generally the liquidation value, or for operating lease right-of-use assets, income from a sublease arrangement. Based on the results of the recoverability tests, the Company determined that during the three and six months ended December 31, 2024 and 2023, the undiscounted cash flows of certain assets (asset groups) were below their carrying values, indicating impairment. The assets were written down to their estimated fair values, which were determined based on their estimated liquidation or sales value, or for operating lease right-of-use assets, discounted cash flows of a sublease arrangement.

The following table presents a roll-forward of cash restructuring-related liabilities, which are included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets:

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of September 30, 2023	$5.9	$0.6	$6.5
Cash restructuring charges(1)	0.3	9.3	9.6
Cash payments	(3.9)	(5.2)	(9.1)
Balance as of December 31, 2023	$2.2	$4.7	$7.0

Balance as of September 30, 2024	$1.8	$3.1	$4.8
Cash restructuring charges(1)	0.6	2.7	3.3
Cash payments	(1.4)	(3.2)	(4.5)
Balance as of December 31, 2024	$1.0	$2.6	$3.6
_________________________
(1) All cash restructuring-related liabilities for the three and six months ended December 31, 2024 related to the 2024 Restructuring Plan. All cash restructuring-related liabilities for the three and six months ended December 31, 2023 related to the 2022 Restructuring Plan.

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of June 30, 2023	$13.6	$0.3	$13.9
Cash restructuring charges(1)	6.4	13.8	20.2
Cash payments	(17.8)	(9.4)	(27.2)
Balance as of December 31, 2023	$2.2	$4.7	$7.0

Balance as of June 30, 2024	$12.7	$4.3	$17.0
Cash restructuring charges(1)	0.1	6.1	6.2
Cash payments	(11.8)	(7.8)	(19.6)
Balance as of December 31, 2024	$1.0	$2.6	$3.6
_________________________
(1) All cash restructuring-related liabilities for the three and six months ended December 31, 2024 related to the 2024 Restructuring Plan. All cash restructuring-related liabilities for the three and six months ended December 31, 2023 related to the 2022 Restructuring Plan.

Under the 2024 Restructuring Plan, which includes any remaining restructuring activity under the original 2022 Restructuring Plan, the Company estimates that it will incur additional cash restructuring charges of approximately $20.0 million, primarily composed of lease termination and other exit costs, and non-cash restructuring charges of approximately $15.0 million, primarily composed of asset write-downs and write-offs, in connection with the continued exit of the Company’s retail and other leased locations. The Company expects actions pursuant to the 2024 Restructuring Plan to be substantially complete by the end of fiscal year 2025.

5. Fair Value Measurements

Fair Value Measurements of Other Financial Instruments
The following table presents the estimated fair values and carrying amounts of the Company’s financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets. All of these liabilities’ fair value are considered Level 2.

	December 31, 2024		June 30, 2024
	Carrying Amount, Net	Estimated Fair Value	Carrying Amount, Net	Estimated Fair Value
	(in millions)
0.00% Convertible Senior Notes due 2026	$198.0	$186.0	$197.6	$175.0
5.50% Convertible Senior Notes due 2029	343.0	758.4	342.4	353.0
Term Loan due and payable on May 30, 2029	958.3	958.3	960.1	960.1
Total	$1,499.3	$1,902.6	$1,500.0	$1,488.0
The fair value of the 2026 Notes and the fair value of the 2029 Notes (each as defined in Note 7 - Debt) are determined based on the respective closing prices on the last trading day of the reporting period.
The carrying value of the Term Loan (as defined in Note 7 - Debt) approximates the fair value of the Term Loan as of December 31, 2024 and June 30, 2024, respectively.
6. Inventories
Inventories, net were as follows:

	December 31, 2024	June 30, 2024
	(in millions)
Raw materials	$25.1	$29.8
Finished products(1)	405.1	487.6
Total inventories	430.2	517.4
Less: Reserves	(172.4)	(187.7)
Total inventories, net	$257.8	$329.7
_________________________
(1) Includes $16.9 million and $35.2 million of finished goods inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of December 31, 2024 and June 30, 2024, respectively.
The Company periodically assesses and adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. The Company’s recorded inventory reserves as of December 31, 2024 and June 30, 2024 primarily consisted of $77.6 million and $78.3 million, respectively, related to excess accessories and apparel inventory, and $71.8 million and $85.2 million, respectively, related to excess returned Connected Fitness Products, including Guide.

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

The 2029 Notes will mature on December 1, 2029, unless earlier converted, redeemed, or repurchased. The 2029 Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events. A holder may convert its 2029 Notes during any calendar quarter (and only during such calendar quarter), if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The last reported sale price of the Class A common stock exceeded 130% of the conversion price of the 2029 Notes for more than 20 trading days during the 30 consecutive trading days ended December 31, 2024. Accordingly, as of January 1, 2025, the 2029 Notes may be converted at the option of the applicable holder through March 31, 2025.

On or after September 1, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2029 Notes, in multiples of $1,000 principal amount, at the option of the holder.

The Company may satisfy any conversion obligation under the 2029 Notes by paying and/or delivering, as the case may be, cash, shares of the Class A common stock or a combination of cash and shares of the Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2029 Notes Indenture. If all of the 2029 Notes were to be converted prior to March 31, 2025, the Company’s current intention would be to settle such conversion in shares of the Class A common stock.

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

The effective interest rate upon issuance of the 2029 Notes was 5.97%, which is the effective interest rate as of December 31, 2024.

The net carrying amount of the 2029 Notes was as follows:

	December 31, 2024	June 30, 2024
	(in millions)
Principal	$350.0	$350.0
Unamortized debt issuance costs	(7.0)	(7.6)
Net carrying amount	$343.0	$342.4

The following table sets forth the interest expense recognized related to the 2029 Notes:

	Three Months Ended December 31,	Six Months Ended December 31,
	2024	2024
	(in millions)
Amortization of debt issuance costs	$0.3	$0.6
Total non-cash interest expense related to the 2029 Notes	0.3	0.6
Cash interest expense	4.8	9.6
Total interest expense related to the 2029 Notes	$5.1	$10.2

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

The effective interest rate upon issuance of the 2026 Notes was 0.45%, which is the effective interest rate as of December 31, 2024.

The net carrying amount of the 2026 Notes was as follows:

	December 31, 2024	June 30, 2024
	(in millions)
Principal	$199.0	$199.0
Unamortized debt issuance costs	(1.0)	(1.4)
Net carrying amount	$198.0	$197.6

The following table sets forth the interest expense recognized related to the 2026 Notes:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
Amortization of debt issuance costs	$0.2	$1.1	$0.4	$2.3
Total interest expense related to the 2026 Notes	$0.2	$1.1	$0.4	$2.3

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

During the three and six months ended December 31, 2024, the Company incurred total commitment fees of $0.1 million and $0.3 million, respectively, and $0.3 million and $0.7 million during the three and six months ended December 31, 2023, respectively, which are included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of December 31, 2024, the Company had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and the Company had $995.0 million total outstanding borrowings under the Third Amended and Restated Credit Agreement.

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

As of December 31, 2024, the Company had not drawn any amount under the Revolving Facility and as such did not have to test the financial covenants under the Third Amended and Restated Credit Agreement. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of December 31, 2024, the Company had outstanding letters of credit totaling $47.9 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheets.

Upon entering into the Term Loan, the effective interest rate was 12.4% and the current effective interest rate as of December 31, 2024 is 11.4%.

The net carrying amount of the Term Loan was as follows:

	December 31, 2024	June 30, 2024
	(in millions)
Principal	$1,000.0	$1,000.0
Principal payments	(5.0)	—
Unamortized debt discount	(25.2)	(27.4)
Unamortized debt issuance costs	(11.6)	(12.6)
Net carrying amount	$958.3	$960.1

The following table sets forth the interest expense recognized related to the Term Loan:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
Amortization of debt discount	$1.1	$1.5	$2.2	$2.8
Amortization of debt issuance costs	0.5	0.9	1.0	1.7
Total non-cash interest expense related to the Term Loan	1.6	2.3	3.2	4.5
Cash interest expense	27.3	23.4	56.2	46.7
Total interest expense related to the Term Loan	$28.9	$25.7	$59.4	$51.2

Maturities of Debt Instruments
The following table sets forth maturities of the Company’s debt instruments, including convertible notes payable, gross of debt issuance costs and debt discounts, as of December 31, 2024:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2025 (remaining)	$5.0
2026(1)	209.0
2027	10.0
2028	10.0
2029	960.0
Thereafter(2)	350.0
Total	$1,544.0
____________________________
(1) Includes $10.0 million related to the Term Loan and $199.0 million related to the 2026 Notes.
(2) Includes $350.0 million related to the 2029 Notes due December 1, 2029.

8. Commitments and Contingencies

Music License Agreements
The Company is subject to minimum guarantee royalty payments associated under certain music license agreements.

The following represents the Company's minimum annual guarantee payments under music license agreements, as of December 31, 2024:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2025 (remaining)	$20.7
2026	69.3
2027	15.0
2028	—
2029	—
Thereafter	0.3
Total	$105.3
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

As of December 31, 2024, the Company’s commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of Peloton products were estimated to be approximately $68.8 million, of which $62.6 million is expected to be paid over the next twelve months, the majority of which is expected to be paid by the end of fiscal year 2025.

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

In May 2021, the Company initiated a voluntary recall of its Tread+ product in collaboration with the CPSC. In December 2022, the Company entered into a settlement agreement with the CPSC regarding matters related to the Tread+ recall. In the settlement, the Company agreed to pay a $19.1 million civil penalty, resolving the CPSC’s charges that the Company violated the Consumer Product Safety Act (the “CPSA”). On May 18, 2023, the Company and the CPSC jointly announced the approval of a rear guard repair for the recalled Tread+. In 2021, the U.S. Department of Justice and Department of Homeland Security subpoenaed the Company for documents and other information related to the Company’s statutory obligations, including under the CPSA.

On October 26, 2021 and January 24, 2022, the United States District Court for the Eastern District of New York consolidated four stockholder derivative actions purportedly brought on behalf of the Company against certain of the Company’s officers and directors under the caption In re Peloton Interactive, Inc. Derivative Litigation, Master File No. 21-cv-02862-CBA-PK (the “EDNY Derivative Action”), which alleged, among other claims, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Exchange Act related to the Peloton Tread+ and the safety of the product. Alan Chu, Moshe Genack, Xingqi Liu and Anthony Franchi were appointed as co-lead plaintiffs. On December 14, 2022, two putative verified stockholder derivative actions in the Court of Chancery of the State of Delaware, purportedly brought on behalf of the Company against certain of the Company’s officers and directors asserting similar allegations to those made in the EDNY Derivative Action, were consolidated as In re Peloton Interactive, Inc. Stockholder Derivative Litigation, Consol. Case No. 2022-1051-KSJM (the “Chancery Derivative Action”). On December 22, 2022, a stockholder filed a related putative stockholder derivative action in the United States District Court for the District of Delaware, asserting similar allegations to those in the EDNY Derivative Action and the Chancery Derivative Action against certain of the Company’s officers and directors, captioned Blackburn v. Foley, et al., Case No. 22-cv-01618-GBW (the “Blackburn Action”). The EDNY Derivative Action, the Chancery Derivative Action, and the Blackburn Action were all stayed pending the resolution of a related securities class action in the United States District Court for the Eastern District of New York (the “EDNY Class Action”). The court entered a final judgment in the EDNY Class Action on July 9, 2024. The parties in the EDNY Derivative Action, the Chancery Derivative Action, and the Blackburn Action agreed to a settlement-in-principle to resolve those derivative actions on July 29, 2024, and plaintiffs filed a motion for preliminary approval of that settlement in the EDNY Derivative Action on November 15, 2024. That motion remains pending.

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

On May 5, 2022, the United States District Court for the Southern District of New York consolidated two putative securities class action lawsuits against the Company and certain of the Company’s officers under the caption City of Hialeah Employees Retirement System et al. v. Peloton Interactive, Inc., et al., Case No. 21-CV-09582-ALC-OTW and appointed Robeco Capital Growth Funds SICAV – Robeco Global Consumer Trends as lead plaintiff in the class action (the “SDNY Class Action”). Lead plaintiff filed its amended complaint on June 25, 2022, alleging that the defendants made false and/or misleading statements about demand for the Company’s products and the reasons for the Company’s inventory growth, and engaged in improper trading in violation of Sections 10(b) and 20A of the Exchange Act. On March 30, 2023, the court granted defendants’ motion to dismiss, with leave to amend. Plaintiffs filed an amended complaint on May 6, 2023, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired the Company’s common stock between February 5, 2021 and January 19, 2022, and defendants moved to dismiss the complaint on June 16, 2023. On September 30, 2024, the court granted defendants’ motion to dismiss the second amended complaint with prejudice (the “Order”). On October 21, 2024, plaintiffs filed a notice of appeal of the Order with the United States Court of Appeals for the Second Circuit and filed their brief in support of their appeal on December 10, 2024. Defendants filed their responsive brief on January 28, 2025.

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

Under the terms of the 2019 Plan, for stock option and restricted stock unit grants, vesting generally occurs over two to four years. Stock option grants are not exercisable after the expiration of ten years from the date of grant or such shorter period as specified in a stock award agreement. Restricted stock units are generally granted with a service condition only or both a service and performance condition. During the three months ended December 31, 2024, the Company granted performance-based restricted stock units to certain members of management. The performance-based restricted stock units generally cliff vest, if earned, two and one-half months after the end of the fiscal year. The number of shares that can be earned generally ranges from 0% to 200% of the target number based on the achievement of the performance condition over the respective measurement period.

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

In October 2023, the Company’s Board of Directors adopted an amendment to the 2019 Plan (the “Amendment”) that increases the number of shares available under the 2019 Plan by 36,000,000 shares of Class A common stock (and retains the existing evergreen feature through July 1, 2029) and extends the right to grant awards under the 2019 Plan through October 24, 2033. The Amendment became effective following approval by the Company’s stockholders on December 7, 2023. As of December 31, 2024, 58,249,054 shares of Class A common stock were available for future award under the 2019 Plan.

Stock Options
The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2024	28,901,489	$20.14	4.7	$3.4
Granted	255,145	$4.63
Exercised	(1,171,580)	$3.91		$4.8
Forfeited or expired	(2,137,044)	$16.14
Outstanding — December 31, 2024	25,848,010	$21.05	3.4	$16.3
Vested and Exercisable — December 31, 2024	24,274,303	$21.68	3.2	$16.2

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested — June 30, 2024	6,348,265	$17.24
Granted	255,145	$2.86
Vested	(4,561,429)	$17.25
Forfeited or expired	(468,274)	$19.96
Unvested — December 31, 2024	1,573,707	$14.09

The aggregate intrinsic value of options outstanding and vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2024. The fair value of the common stock is the closing stock price of Class A common stock as reported on The Nasdaq Global Select Market. The aggregate intrinsic value of exercised options was $4.8 million and $5.0 million for the six months ended December 31, 2024 and 2023, respectively.

For the six months ended December 31, 2024, the weighted-average grant date fair value per option was $2.86, and for the six months ended December 31, 2023 no options were granted. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

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

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2024	55,811,463	$6.80
Granted	31,443,180	$4.88
Vested and converted to shares	(12,328,244)	$7.35
Cancelled	(4,863,898)	$6.53
Outstanding — December 31, 2024	70,062,501	$5.86

Employee Stock Purchase Plan
In August 2019, the Board of Directors adopted, and in September 2019, the Company's stockholders approved, the Employee Stock Purchase Plan (“ESPP”), through which eligible employees may purchase shares of Class A common stock at a discount through accumulated payroll deductions. The ESPP became effective on September 25, 2019, the date the registration statement, filed in connection with the Company’s initial public offering, was declared effective by the SEC (the “Effective Date”). The number of shares of Class A common stock that are available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, in an amount equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2024, the number of shares of Class A common stock available for issuance under the ESPP was automatically increased according to its terms by 3,762,617 shares. As of December 31, 2024, 18,632,205 shares of Class A common stock were available for sale to employees under the ESPP.

Unless otherwise determined by the Board of Directors, each offering period will consist of four six-month purchase periods, commencing on September 1 and March 1 and ending on August 31 and February 28 of each two-year period or each six-month period, respectively, subject to a reset provision. If the closing price of Class A common stock on the first day of an offering period is higher than the closing price of Class A common stock on the last day of any applicable purchase period, participants will be withdrawn from the ongoing offering period immediately following the purchase of ESPP shares on the purchase date and would automatically be enrolled in the subsequent offering period (“ESPP reset”), resulting in a modification under ASC 718, Compensation - Stock Compensation.

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

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods were as follows:

	Six Months Ended December 31,
	2024	2023
Weighted average risk-free interest rate	2.8%	2.0%
Weighted average expected term (in years)	1.3	1.3
Weighted average expected volatility	92.3%	92.7%
Expected dividend yield	—	—

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

During the three and six months ended December 31, 2024, the Company recorded stock-based compensation expense associated with the ESPP of $1.1 million and $2.7 million, respectively, and $2.0 million and $3.1 million for the three and six months ended December 31, 2023, respectively.

In connection with the offering period that ended on August 31, 2024, employees purchased 375,829 shares of Class A common stock at a weighted-average price of $3.91 under the ESPP. As of December 31, 2024, total unrecognized compensation cost related to the ESPP was $5.6 million, which will be amortized over a weighted-average remaining period of 1.3 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
Cost of revenue
Connected Fitness Products	$2.5	$2.6	$4.7	$4.9
Subscription	10.3	10.0	19.0	19.7
Total cost of revenue	12.8	12.6	23.8	24.6
Sales and marketing	4.8	6.0	8.5	10.7
General and administrative	31.3	32.2	52.4	67.6
Research and development	12.6	15.8	24.0	30.7
Restructuring expense	—	—	—	7.2
Total stock-based compensation expense	$61.5	$66.6	$108.7	$140.8

As of December 31, 2024, the Company had $398.7 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 2.3 years.

During the six months ended December 31, 2024, one employee of the Company who was eligible to participate in the Company’s Severance and Change in Control Plan (the “Severance Plan”) terminated employment. Certain modifications were made to equity awards, including the extension of the post-termination period during which an employee may exercise outstanding stock options from 90 days to one year (or the option expiration date, if earlier). In the six months ended December 31, 2023, one employee who was eligible to participate in the Company’s Severance and Change in Control Plan (the “Severance Plan”) terminated employment. Certain modifications were made to equity awards, including the extension of the post-termination period during which an employee may exercise outstanding stock options from 90 days to the earlier of the original expiration date or 3 years. The employee transitioned to a non-executive advisory role and as a result of this modification, the Company recognized incremental stock-based compensation expense of $5.4 million for the six months ended December 31, 2023 within Restructuring expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
10. Income Taxes
The Company recorded a provision from income taxes of $0.7 million and $1.6 million for the three and six months ended December 31, 2024, respectively, and a benefit of $(1.7) million and $(1.0) million for the three and six months ended December 31, 2023, respectively. Furthermore, the Company's effective tax rates were (0.77)% and (1.75)% for the three and six months ended December 31, 2024, respectively, and 0.88% and 0.27% for the three and six months ended December 31, 2023, respectively. The income tax provision and the effective tax rate are primarily driven by state and international taxes.

The Company maintains a valuation allowance on the majority of its deferred tax assets as it has concluded that it is more likely than not that the deferred assets will not be utilized.
11. Net Loss Per Share

The computation of basic and diluted net loss per share is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	($ in millions, except per share amounts)
Numerator:
Net loss attributable to common stockholders	$(92.0)	$(194.9)	$(92.8)	$(354.1)
Denominator:
Weighted-average common shares outstanding	385,591,039	362,334,326	382,059,323	360,440,945
Net loss per share, basic and diluted	$(0.24)	$(0.54)	$(0.24)	$(0.98)
Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding above as the effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Employee stock options	6,941,850	7,693,440	6,468,819	8,198,291
Restricted stock units and awards	25,602,278	637,660	13,137,055	815,567
Shares estimated to be purchased under ESPP	87,677	—	43,839	—
Convertible senior notes	77,284,420	—	77,284,420	—

Capped Calls
For the three and six months ended December 31, 2023, the denominator for basic and diluted loss per share does not include any effect from the Capped Call Transactions the Company entered into concurrently with the issuance of the 2026 Notes as this effect would have been anti-dilutive. During the fiscal year ended June 30, 2024, the Capped Call Transactions were terminated. Refer to Note 7 - Debt for additional information.

12. Segment Information

The Company applies ASC 280, Segment Reporting, in determining reportable segments. The Company has two reportable segments: Connected Fitness Products and Subscription. Segment information is presented in the same manner that the chief operating decision maker ("CODM"), the Chief Executive Officer and President, reviews the operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for both of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment.

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

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
Connected Fitness Products:
Revenue	$253.4	$319.1	$413.0	$499.7
Cost of revenue	220.6	305.3	365.5	480.2
Gross profit	$32.8	$13.8	$47.4	$19.5
Subscription:
Revenue	$420.6	$424.5	$846.9	$839.5
Cost of revenue	135.0	139.0	272.2	274.2
Gross profit	$285.6	$285.6	$574.7	$565.3
Consolidated:
Revenue	$673.9	$743.6	$1,259.9	$1,339.2
Cost of revenue	355.6	444.2	637.8	754.4
Gross profit	$318.4	$299.4	$622.1	$584.8
Reconciliation of Gross Profit
Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable Segment Gross Profit to consolidated loss before provision for income tax is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
Segment Gross Profit	$318.4	$299.4	$622.1	$584.8
Sales and marketing	(152.7)	(230.3)	(234.6)	(376.4)
General and administrative	(131.3)	(160.8)	(250.8)	(311.8)
Research and development	(60.3)	(79.9)	(118.8)	(158.6)
Impairment expense	(16.7)	(3.6)	(21.6)	(27.7)
Restructuring expense	(3.3)	(13.4)	(6.2)	(31.2)
Supplier settlements	—	1.5	(23.5)	1.5
Total other expense, net	(45.3)	(9.5)	(57.8)	(35.7)
Loss before provision for income taxes	$(91.2)	$(196.6)	$(91.3)	$(355.1)

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

Overview
Peloton is a leading global fitness company with a highly engaged community of 6.2 million Members as of December 31, 2024. A category innovator at the nexus of fitness, technology, and media, Peloton's first-of-its-kind subscription platform seamlessly combines innovative hardware, distinctive software, and exclusive content. Its world-renowned instructors coach and motivate Members to be the best version of themselves anytime, anywhere. We define a “Member” as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid Peloton App Membership, inclusive of a Strength+ App Membership, and completes one or more workouts in the trailing 12 month period. We define a completed workout as either completing (i) at least 50% of an instructor-led class, scenic ride, scenic run, or coach-led Strength+ program, (ii) ten or more minutes of “Just Ride”, “Just Run”, “Just Row”, or (iii) a custom Strength+ workout.

Our Connected Fitness Products portfolio includes the Peloton Bike, Bike+, Tread, Tread+, Guide, Row and various Precor products. Access to the Peloton App is available with an All Access or Guide Membership for Members who have Connected Fitness Products or through a standalone App Membership with multiple Membership tiers. Access to the Strength+ App is available with an All Access, Guide, or App+ Membership or through a standalone Strength+ subscription. Our revenue is generated primarily from recurring Subscription revenue and the sale of our Connected Fitness Products. We are additionally focused on growing our Paid App subscribers, including through efforts such as our branding and App relaunch in May 2023 and launch of the Strength+ App in December 2024. We define a “Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, who has paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers).

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

Second Quarter Fiscal 2025 Update and Recent Developments

Innovating on Our Products and Experiences
Innovating on our products and experiences so we can deliver even better outcomes for our Members is our most important long-term opportunity. Third-party research studies have shown that people benefit from engaging in multiple fitness disciplines. This variety is not only good for our Members but also for our business, as we believe it drives higher engagement and retention. Our monthly churn rate is roughly 60% lower for Connected Fitness subscriptions engaging with two or more disciplines per month versus those engaging with just one.

While Peloton is best known for cardio workouts, and Cycling in particular, we are also a leader in Strength workouts1. In the three months ended December 31, 2024, over 2.0 million unique Members completed a Strength workout, representing 735.0 million minutes of total workout time. Furthermore, the number of Strength workouts taken in the three months ended December 31, 2024 equaled 75% of the total number of Cycling workouts taken. On the cardio side, we also continue to elevate our Tread products, achieving higher new subscription attach rates year over year in the three months ended December 31, 2024, thanks to our marketing efforts. With the release of our 10K training program in the three months ended December 31, 2024, Peloton now offers training options for all major race distances. Over 300,000 Members have already trained for a race with Peloton.

We’re also seeing the impact of innovative, new software features like Pace Targets, which offer running instruction with personalized intensity levels. Nearly 60% of our Members who take Instructor-led workouts on our Tread products are using Pace Targets, and our we're seeing improved running paces as a result.

Meeting Members in More Places
Meeting Members in more places is another way to improve our service and grow our business. In December, we launched Strength+, a new app designed for gym-based strength workouts with audio guidance from expert coaches, as well as a custom strength workout generator. It reached over 220,000 monthly active users in the three months ended December 31, 2024, the vast majority of whom were existing All-Access Members, and represents another value-add for our Members.

Third-party retail enables us to meet more new Members in places where they already shop. Our new seasonal partnership with Costco drove more Bike+ unit sales than any other third-party retail partner during the three months ended December 31, 2024. We also remain focused on meeting more Members around the globe. We are encouraged by hardware sales in International markets in the three months ended December
1 Strength workouts include Strength, Bootcamp, Yoga, and Pilates classes, as well as non-class Strength and Yoga workouts taken on the Strength+ App or Peloton App

31, 2024, which exceeded our expectations, as well as the continued growth in International Connected Fitness Subscriptions, which was accomplished with greater capital efficiency and improved unit economics.

Deepening Connections Among Our Members
As you may know, Peloton is named after the pack of cyclists who ride closely together to reduce their collective resistance, thereby going further, faster. And research shows that people achieve better fitness outcomes when they work out together. So we’re focused on deepening connections among our more than 6.0 million Members, both with Peloton and with our supportive community. In September, we launched Teams, which enables Members to share workouts and compete in challenges. 70,000 Teams have been created since launch, and Members who join them are more likely to work out. In the three months ended December 31, 2024, we hosted the 11th annual Thanksgiving Day Turkey Burn where over 50,000 Members worked out together live. This year’s Turkey Burn also brought "The Feast," our first Thanksgiving live Strength class and the largest live Strength class in Peloton’s history.

Improving Our Unit Economics and Right-Sizing Our Costs
We’ve discussed in recent quarters that improving our unit economics and right-sizing our costs are both critical to our long-term success. During this holiday quarter, we demonstrated continued progress on improving our hardware unit economics by selling a favorable mix of premium priced products and by aligning our discounts with the margins of our products. In the three months ended December 31, 2024, we achieved a 12.9% Connected Fitness Products Gross Margin, reaching double digits for the first time in over three years.

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

We’ve made progress in implementing the Restructuring Plans and achieving the goals outlined in Note 4 - Restructuring. In fiscal year 2024, we completed the sale of the Peloton Output Park building and a portion of the corresponding land and received net proceeds of approximately $31.9 million, successfully exited our owned-manufacturing operations, and reduced our global retail showroom footprint. In September 2024, we completed the sale of the remaining Peloton Output Park land parcel and received net proceeds of $4.2 million. We expect substantial further improvements in the goals outlined in Note 4 - Restructuring as well as a number of other measures by which we measure the success of our restructuring initiatives and expect to continue optimizing our showroom footprint over the remainder of fiscal year 2025.

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

Global Trade Policies and Tariffs
We continue to closely monitor changes in international trade policies, relations, legislation and regulations, including those related to tariffs, which could adversely impact the global economy and our business, financial condition, and operating results. The impact of any tariffs will depend on various factors, including whether the tariffs are ultimately implemented, the timing of implementation, and the amount, scope and nature of the tariffs.

Key Operational and Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended December 31,
	2024	2023
Ending Paid Connected Fitness Subscriptions	2,879,404	3,004,413
Average Net Monthly Paid Connected Fitness Subscription Churn	1.4%	1.2%
Ending Paid App Subscriptions	578,532	718,348
Average Monthly Paid App Subscription Churn	6.4%	7.2%
Subscription Gross Profit (in millions)	$285.6	$285.6
Subscription Contribution (in millions)(1)	$303.4	$304.3
Subscription Gross Margin	67.9%	67.3%
Subscription Contribution Margin(1)	72.1%	71.7%
Net loss (in millions)	$(92.0)	$(194.9)
Adjusted EBITDA (in millions)(2)	$58.4	$(81.7)
Net cash provided by (used in) operating activities	$106.7	$(31.2)
Free Cash Flow (in millions)(3)	$106.0	$(37.2)
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

Ending Paid App Subscriptions
Ending Paid App Subscriptions include all App One, App+, and Strength+ subscriptions for which we are currently receiving payment.

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

Subscription
Subscription Revenue primarily consists of revenue generated from our Paid Connected Fitness Subscriptions and Paid Peloton App Subscriptions, inclusive of the Strength+ App, which are offered on a month-to-month or prepaid basis.

As of December 31, 2024, 99% and 83% of our Connected Fitness Subscription and Paid App Subscription bases, respectively, were paying month-to-month.

If a Connected Fitness Subscription owns multiple, different Peloton Connected Fitness Products (such as a Peloton Bike and Peloton Tread) in the same household, the price of the Subscription remains $44 monthly. As of December 31, 2024, approximately 11% of our Connected Fitness Subscriptions owned multiple, different Connected Fitness Products.

Cost of revenue
Connected Fitness Products
Connected Fitness Products Cost of revenue consists of our portfolio of Connected Fitness Products, related accessories, Precor branded fitness products, and branded apparel product costs, including third party manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement and service costs, fulfillment costs, warehousing costs, costs related to our commercial business, depreciation of property and equipment, and certain costs related to management, facilities, and personnel-related expenses associated with supply chain logistics. Inventory write-downs and related obsolescence reserve expense are also included within Connected Fitness Products Cost of revenue.

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

Operating expenses
Sales and marketing
Sales and marketing expense consists of performance marketing media spend, asset creation, and other brand creative, costs to operate our retail showrooms including rent and occupancy charges, payment processing fees incurred in connection with the sale of our Connected Fitness Products, sales and marketing personnel-related expenses, expenses related to the Peloton App and Strength+ App, and depreciation of property and equipment.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$253.4	$319.1	$413.0	$499.7
Subscription	420.6	424.5	846.9	839.5
Total revenue	673.9	743.6	1,259.9	1,339.2
Cost of revenue(1)(2)
Connected Fitness Products	220.6	305.3	365.5	480.2
Subscription	135.0	139.0	272.2	274.2
Total cost of revenue	355.6	444.2	637.8	754.4
Gross profit	318.4	299.4	622.1	584.8
Operating expenses
Sales and marketing(1)(2)	152.7	230.3	234.6	376.4
General and administrative(1)(2)	131.3	160.8	250.8	311.8
Research and development(1)(2)	60.3	79.9	118.8	158.6
Impairment expense	16.7	3.6	21.6	27.7
Restructuring expense(1)	3.3	13.4	6.2	31.2
Supplier settlements	—	(1.5)	23.5	(1.5)
Total operating expenses	364.3	486.5	655.5	904.2
Loss from operations	(45.9)	(187.1)	(33.4)	(319.4)
Other expense, net:
Interest expense	(34.6)	(27.7)	(70.0)	(54.9)
Interest income	7.7	8.4	15.8	16.9
Foreign exchange (loss) gain	(18.5)	9.6	(3.7)	1.9
Other income, net	0.2	0.1	0.1	0.4
Total other expense, net	(45.3)	(9.5)	(57.8)	(35.7)
Loss before provision for income taxes	(91.2)	(196.6)	(91.3)	(355.1)
Income tax expense (benefit)	0.7	(1.7)	1.6	(1.0)
Net loss	$(92.0)	$(194.9)	$(92.8)	$(354.1)

____________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
Cost of revenue
Connected Fitness Products	$2.5	$2.6	$4.7	$4.9
Subscription	10.3	10.0	19.0	19.7
Total cost of revenue	12.8	12.6	23.8	24.6
Sales and marketing	4.8	6.0	8.5	10.7
General and administrative	31.3	32.2	52.4	67.6
Research and development	12.6	15.8	24.0	30.7
Restructuring expense	—	—	—	7.2
Total stock-based compensation expense	$61.5	$66.6	$108.7	$140.8
____________________
(2) Includes depreciation and amortization expense as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
Cost of revenue
Connected Fitness Products	$3.8	$1.5	$8.2	$7.6
Subscription	7.5	8.7	15.4	17.9
Total cost of revenue	11.3	10.1	23.6	25.5
Sales and marketing	4.5	6.1	9.4	12.4
General and administrative	4.6	6.1	9.6	12.4
Research and development	2.4	2.8	5.1	5.6
Total depreciation and amortization expense	$22.8	$25.1	$47.6	$55.9
Comparison of the Three and Six Months Ended December 31, 2024 and 2023
Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
	2024	2023	% Change	2024	2023	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$253.4	$319.1	(20.6)%	$413.0	$499.7	(17.3)%
Subscription	420.6	424.5	(0.9)	846.9	839.5	0.9
Total revenue	$673.9	$743.6	(9.4)%	$1,259.9	$1,339.2	(5.9)%
Percentage of revenue
Connected Fitness Products	37.6%	42.9%		32.8%	37.3%
Subscription	62.4	57.1		67.2	62.7
Total	100.0%	100.0%		100.0%	100.0%
Three and Six Months Ended December 31, 2024 and 2023
Connected Fitness Products Revenue decreased $65.8 million and $86.7 million for the three and six months ended December 31, 2024, respectively, compared to the three and six months ended December 31, 2023. This decrease was primarily attributable to fewer deliveries driven by lower demand across all Connected Fitness product categories, except Tread+, which resumed sales during the third quarter of fiscal 2024. The decrease was also partially offset by growth in Precor revenue.

Subscription Revenue decreased $4.0 million for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to decreases in Paid Connected Fitness and App Subscriptions, partially offset by improvements in content licensing revenue and Used Equipment Activation Fee revenue, which was introduced during the first quarter of fiscal 2025.

Subscription Revenue increased $7.4 million for the six months ended December 31, 2024 compared to the six months ended December 31, 2023, primarily due to incremental content licensing revenue and lower churn during the period. This increase was partially offset by a decrease in Paid Connected Fitness and App Subscriptions.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended December 31,			Six Months Ended December 31,
	2024	2023	% Change	2024	2023	% Change
	(dollars in millions)
Cost of revenue:
Connected Fitness Products	$220.6	$305.3	(27.7)%	$365.5	$480.2	(23.9)%
Subscription	135.0	139.0	(2.9)	272.2	274.2	(0.7)
Total cost of revenue	$355.6	$444.2	(20.0)%	$637.8	$754.4	(15.5)%
Gross Profit:
Connected Fitness Products	$32.8	$13.8	136.8%	$47.4	$19.5	143.3%
Subscription	285.6	285.6	—	574.7	565.3	1.7
Total Gross profit	$318.4	$299.4	6.3%	$622.1	$584.8	6.4%
Gross Margin:
Connected Fitness Products	12.9%	4.3%		11.5%	3.9%
Subscription	67.9%	67.3%		67.9%	67.3%

Three Months Ended December 31, 2024 and 2023
Connected Fitness Products Cost of revenue for the three months ended December 31, 2024 decreased $84.7 million, or 27.7%, compared to the three months ended December 31, 2023. This decrease was primarily driven by fewer deliveries across Bike, Tread, Bike+, and Row, resulting from lower demand during the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The decrease was partially offset by Tread+ deliveries during the three months ended December 31, 2024, as deliveries resumed during the third quarter of fiscal 2024, as well as higher Precor cost of revenue in line with the increased volume of Precor sales.

Our Connected Fitness Products Gross Margin increased to 12.9% for the three months ended December 31, 2024 compared to 4.3% for the three months ended December 31, 2023. This increase was primarily driven by a mix-shift towards higher margin products, lower warehousing and transportation costs, a reduction in inventory reserves including the sale of certain fully reserved units, and lower payroll and rent expense in connection with restructuring efforts.

Subscription Cost of revenue and Gross Margin remained mostly consistent for the three months ended December 31, 2024 compared to the three months ended December 31, 2023.

Six Months Ended December 31, 2024 and 2023
Connected Fitness Products Cost of revenue for the six months ended December 31, 2024 decreased $114.6 million, or 23.9%, compared to the six months ended December 31, 2023. This decrease was primarily driven by fewer deliveries across Bike, Tread, and Bike+ resulting from lower demand during the six months ended December 31, 2024 compared to the six months ended December 31, 2023. This decrease was partially offset by Tread+ deliveries during the six months ended December 31, 2024 as deliveries resumed during the third quarter of fiscal 2024, and higher Precor cost of revenue in line with the increased volume of Precor sales.

Our Connected Fitness Products Gross Margin increased to 11.5% for the six months ended December 31, 2024 compared to 3.9% for the six months ended December 31, 2023. This increase was primarily driven by product mix-shifts towards higher margin products, lower warehousing and delivery costs, and a reduction in inventory reserves.

Subscription Cost of revenue and Gross Margin remained mostly consistent for the six months ended December 31, 2024 compared to the six months ended December 31, 2023.

Operating Expenses
Sales and Marketing

	Three Months Ended December 31,			Six Months Ended December 31,
	2024	2023	% Change	2024	2023	% Change
	(dollars in millions)
Sales and marketing	$152.7	$230.3	(33.7)%	$234.6	$376.4	(37.7)%
As a percentage of total revenue	22.7%	31.0%		18.6%	28.1%

Three and Six Months Ended December 31, 2024 and 2023
Sales and marketing expense decreased $77.6 million and $141.8 million for the three and six months ended December 31, 2024, respectively, compared to the three and six months ended December 31, 2023, primarily driven by a decrease of $64.4 million and $116.1 million in acquisition, brand, and creative marketing spend for the three and six months ended December 31, 2024, respectively, and a decrease of $4.8 million and $10.3 million in personnel-related expenses, inclusive of stock-based compensation expense, primarily due to decreased average headcount, for the three and six months ended December 31, 2024, respectively.

General and Administrative

	Three Months Ended December 31,			Six Months Ended December 31,
	2024	2023	% Change	2024	2023	% Change
	(dollars in millions)
General and administrative	$131.3	$160.8	(18.3)%	$250.8	$311.8	(19.6)%
As a percentage of total revenue	19.5%	21.6%		19.9%	23.3%

Three and Six Months Ended December 31, 2024 and 2023
General and administrative expense decreased $29.5 million and $61.0 million for the three and six months ended December 31, 2024, respectively, compared to the three and six months ended December 31, 2023, primarily driven by a decrease of $20.5 million and $27.9 million in settlement costs and professional services fees (comprised of legal, accounting, and consulting fees), for the three and six months ended December 31, 2024, respectively, and a $5.7 million and $23.7 million decrease in personnel-related expenses, inclusive of stock-based compensation expense, primarily due to decreased average headcount, for the three and six months ended December 31, 2024, respectively.

Research and Development

	Three Months Ended December 31,			Six Months Ended December 31,
	2024	2023	% Change	2024	2023	% Change
	(dollars in millions)
Research and development	$60.3	$79.9	(24.6)%	$118.8	$158.6	(25.1)%
As a percentage of total revenue	8.9%	10.7%		9.4%	11.8%
Three and Six Months Ended December 31, 2024 and 2023
Research and development expense decreased $19.6 million and $39.8 million for the three and six months ended December 31, 2024 respectively, compared to the three and six months ended December 31, 2023, primarily driven by $12.3 million and $28.0 million decreases in personnel-related expenses, inclusive of stock-based compensation expense, primarily due to decreased average headcount, for the three and six months ended December 31, 2024, respectively, and $4.7 million and $8.7 million decreases in product development costs, primarily due to a reduction in contractor spend for the three and six months ended December 31, 2024, respectively.

Impairment expense

	Three Months Ended December 31,			Six Months Ended December 31,
	2024	2023	% Change	2024	2023	% Change
	(dollars in millions)
Impairment expense	$16.7	$3.6	359.7%	$21.6	$27.7	(22.0)%

Three and Six Months Ended December 31, 2024 and 2023
Impairment expense increased $13.1 million for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to incremental asset write-downs and write-offs in the quarter related to restructuring initiatives, including asset impairments related to the exit of retail showroom locations. Impairment expense decreased $6.1 million for the six months ended December 31, 2024 compared to the six months ended December 31, 2023, primarily driven by decreases in asset write-downs and write-offs related to restructuring initiatives, including impairments related to Peloton Output Park during the six months ended December 31, 2023, which was partially offset by increases in asset impairments related to the exit of retail showroom locations during the six months ended December 31, 2024.

Restructuring expense

	Three Months Ended December 31,			Six Months Ended December 31,
	2024	2023	% Change	2024	2023	% Change
	(dollars in millions)
Restructuring expense	$3.3	$13.4	(75.3)%	$6.2	$31.2	(80.0)%

Three and Six Months Ended December 31, 2024 and 2023
Restructuring expense decreased $10.1 million and $25.0 million for the three and six months ended December 31, 2024 compared to the three and six months ended December 31, 2023, primarily due to a $13.5 million decrease in personnel-related expenses, inclusive of stock-based compensation expense during the six months ended December 31, 2024, decreases in exit and disposal costs and professional fees of $6.6 million and $7.7 million for the three and six months ended December 31, 2024, respectively, and decreases in non-cash charges of $3.8 million during both the three and six months ended December 31, 2024 relating to the loss on sale of a manufacturing subsidiary in Taiwan during the three and six months ended December 31, 2023.

Supplier Settlements

	Three Months Ended December 31,			Six Months Ended December 31,
	2024	2023	% Change	2024	2023	% Change
	(dollars in millions)
Supplier Settlements	$—	$(1.5)	*NM	$23.5	$(1.5)	*NM
___________________________
*NM - not meaningful

Three and Six Months Ended December 31, 2024 and 2023
Supplier settlements were flat for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, and increased $25.0 million for the six months ended December 31, 2024 compared to the six months ended December 31, 2023 due to settlement of disputes with a third-party supplier about certain alleged past and future commitments.

Total Other Expense, Net and Income Tax Expense

	Three Months Ended December 31,			Six Months Ended December 31,
	2024	2023	% Change	2024	2023	% Change
	(dollars in millions)
Interest expense	$(34.6)	$(27.7)	24.9%	$(70.0)	$(54.9)	27.5%
Interest income	7.7	8.4	(9.2)%	15.8	16.9	(6.5)%
Foreign exchange (loss) gain	(18.5)	9.6	*NM	(3.7)	1.9	*NM
Other income, net	0.2	0.1	9.6%	0.1	0.4	(78.9)%
Income tax expense (benefit)	0.7	(1.7)	*NM	1.6	(1.0)	*NM
, ___________________________
*NM - not meaningful

Total other expense, net, was composed of the following for the three and six months ended December 31, 2024:
•Interest expense primarily related to term loan, convertible notes, and deferred financing costs of $34.6 million and $70.0 million, respectively;
•Interest income from cash, cash equivalents, and short-term investments of $7.7 million and $15.8 million, respectively;
•Foreign exchange losses of $18.5 million and $3.7 million, respectively, primarily driven by the remeasurement of certain intercompany balances; and
•Other expense, net of $0.2 million and $0.1 million, respectively.

Total other expense, net, was composed of the following for the three and six months ended December 31, 2023:
•Interest expense primarily related to term loan, convertible notes, and deferred financing costs of $27.7 million and $54.9 million, respectively;
•Interest income from cash, cash equivalents, and short-term investments of $8.4 million and $16.9 million, respectively;
•Foreign exchange gains of $9.6 million and $1.9 million, respectively; and

•Other income, net of $0.1 million and $0.4 million, respectively.

Income tax expense for the three and six months ended December 31, 2024 of $0.7 million and $1.6 million, respectively, was primarily due to state and international taxes. Income tax benefit for the three and six months ended December 31, 2023 of $1.7 million and $1.0 million, respectively, was primarily due to state and international taxes.
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
•Adjusted EBITDA does not reflect supplier settlements that are outside of the ordinary course of business and are nonrecurring, infrequent or unusual based on factors such as the nature of the settlements, as well as our frequency and past practice of performing refinancing activities; and
•The expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results and we may, in the future, exclude other significant, unusual expenses or other items from this financial measure. Because companies in our industry may calculate this measure differently than we do, its usefulness as a comparative measure can be limited.

Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Adjusted EBITDA

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
Net loss	$(92.0)	$(194.9)	$(92.8)	$(354.1)
Adjusted to exclude the following:
Total other expense, net(1)	45.3	9.5	57.8	35.7
Income tax expense (benefit)	0.7	(1.7)	1.6	(1.0)
Depreciation and amortization expense	22.8	25.1	47.6	55.9
Stock-based compensation expense	61.5	66.6	108.7	133.6
Impairment expense	16.7	3.6	21.6	27.7
Restructuring expense(2)	3.3	13.9	6.2	32.2
Supplier settlements(3)	—	(1.5)	23.5	(1.5)
Product recall related matters(4)	—	(6.5)	—	(8.2)
Litigation and settlement expenses(5)	—	4.2	—	7.1
Adjusted EBITDA	$58.4	$(81.7)	$174.2	$(72.6)
______________________
(1) Primarily consists of Interest expense of $34.6 million and $70.0 million, foreign exchange losses of $18.5 million and $3.7 million, and Interest income of $(7.7) million and $(15.8) million, for the three and six months ended December 31, 2024, respectively. Primarily consists of Interest expense of $27.7 million and $54.9 million, foreign exchange gains of $(9.6) million and $(1.9) million, and Interest income of $(8.4) million and $(16.9) million, for the three and six months ended December 31, 2023, respectively.
(2) Represents charges incurred in connection with the Restructuring Plans, refer to Note 4 - Restructuring in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3) Represents accrual for the six months ended December 31, 2024 related to settlement of disputes with a third-party supplier about certain alleged past and future commitments, which occurred due to part of an unusual, one-time effort to adjust the Company’s forecasted inventory during its fiscal years 2022 and 2023. With this settlement, we have substantially settled our purchase commitments related disputes with our suppliers that were linked to our one-time effort to evaluate and adjust the Company’s forecasted inventory needs with its suppliers during fiscal years 2022 and 2023. As such, we currently do not expect to add-back in the future any additional supplier settlements related to that effort.
(4) Represents adjustments and charges primarily associated with our Tread+ and Bike Seat Post product recall related matters, as well as accrual adjustments. These include adjustments to Connected Fitness Products Revenue for actual and estimated future returns of $(2.3) million and $(3.9) million, respectively, for the three and six months ended December 31, 2023. These also include recorded benefits in Connected Fitness Products Cost of revenue associated with recall related matters of $(4.2) million and $(4.3) million, respectively, for the three and six months ended December 31, 2023.
(5) Includes litigation-related expenses for certain patent infringement litigation, consumer arbitration, and product recalls for the three and six months ended December 31, 2023, that arise outside of the ordinary course of business and are nonrecurring, infrequent, or unusual.

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

The following table presents a reconciliation of Subscription Contribution and Subscription Contribution Margin to Subscription Gross Profit and Subscription Gross Margin, respectively, which are the most directly comparable financial measures prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(dollars in millions)
Subscription Revenue	$420.6	$424.5	$846.9	$839.5
Less: Subscription Cost of revenue	135.0	139.0	272.2	274.2
Subscription Gross Profit	$285.6	$285.6	$574.7	$565.3
Subscription Gross Margin	67.9%	67.3%	67.9%	67.3%
Add back:
Depreciation and amortization expense	$7.5	$8.7	$15.4	$17.9
Stock-based compensation expense	10.3	10.0	19.0	19.7
Subscription Contribution	$303.4	$304.3	$609.1	$602.9
Subscription Contribution Margin	72.1%	71.7%	71.9%	71.8%

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

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
Net cash provided by (used in) operating activities	$106.7	$(31.2)	$119.2	$(110.4)
Capital expenditures	(0.7)	(6.0)	(2.5)	(10.0)
Free Cash Flow	$106.0	$(37.2)	$116.6	$(120.4)

Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, and our term loan, as well as cash flows from operating activities. As of December 31, 2024, we had Cash and cash equivalents of approximately $829.0 million.

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

The effective interest rate upon issuance of the 2029 Notes was 5.97%, which is the effective interest rate as of December 31, 2024.

The 2029 Notes will mature on December 1, 2029, unless earlier converted, redeemed, or repurchased. The 2029 Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events. A holder may convert its 2029 Notes during any calendar quarter (and only during such calendar quarter), if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The last reported sale price of the Class A common stock exceeded 130% of the conversion price of the 2029 Notes for more than 20 trading days during the 30 consecutive trading days ended December 31, 2024. Accordingly, as of January 1, 2025, the 2029 Notes may be converted at the option of the applicable holder through March 31, 2025.

On or after September 1, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2029 Notes, in multiples of $1,000 principal amount, at the option of the holder.

The Company may satisfy any conversion obligation under the 2029 Notes by paying and/or delivering, as the case may be, cash, shares of the Class A common stock or a combination of cash and shares of the Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2029 Notes Indenture. If all of the 2029 Notes were to be converted prior to March 31, 2025, the Company’s current intention would be to settle such conversion in shares of the Class A common stock.

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

The effective interest rate upon issuance of the 2026 Notes was 0.45%, which is the effective interest rate as of December 31, 2024.

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

During the three and six months ended December 31, 2024, we incurred total commitment fees of $0.1 million and $0.3 million, respectively, and $0.3 million and $0.7 million during the three and six months ended December 31, 2023, respectively, which are included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of December 31, 2024, we had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and we had $995.0 million total outstanding borrowings under the Third Amended and Restated Credit Agreement.

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

As of December 31, 2024, we had not drawn any amount under the Revolving Facility and as such did not have to test the financial covenants under the Third Amended and Restated Credit Agreement. We are required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of December 31, 2024, the Company had outstanding letters of credit totaling $47.9 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheets.

Upon entering into the Term Loan, the effective interest rate was 12.4% and the current effective interest rate as of December 31, 2024 is 11.4%.

Cash Flows

	Six Months Ended December 31,
	2024	2023
	(in millions)
Net cash provided by (used in) operating activities	$119.2	$(110.4)
Net cash provided by investing activities	1.7	4.6
Net cash provided by financing activities	4.0	16.8
Operating Activities
Net cash provided by operating activities of $119.2 million for the six months ended December 31, 2024 was primarily related to non-cash adjustments of $214.6 million, partially offset by a net loss of $92.8 million and a net increase in operating assets and liabilities of $2.6 million. Non-cash adjustments primarily consisted of $108.7 million of stock-based compensation expense, $47.6 million of depreciation and amortization, $28.6 million of non-cash operating lease expense, and $21.6 million of impairment expense. The increase in operating assets and liabilities was primarily due to a $56.4 million decrease in accounts payable and accrued expenses and a $42.2 million decrease in net operating lease liabilities due to lease payments and lease terminations as we continue to reduce our real estate footprint through our restructuring efforts, partially offset by a $78.8 million decrease in inventories.

The increase in cash provided by operating activities during the six months ended December 31, 2024 compared to the six months ended December 31, 2023, was driven by operating expense reductions following the 2024 Restructuring Plan and gross profit improvements.

Investing activities
Net cash provided by investing activities of $1.7 million for the six months ended December 31, 2024 was primarily related to $4.2 million in proceeds from the sale of the remaining Peloton Output Park land parcel, partially offset by $2.5 million used for capital expenditures.

The decrease in cash provided by investing activities during the six months ended December 31, 2024 compared to the six months ended December 31, 2023 is due to less cash proceeds from sale of Peloton Output Park land parcel during the six months ended December 31, 2024 when compared to the proceeds received from sale of a manufacturing subsidiary in Taiwan during the six months ended December 31, 2023, partially offset by less capital expenditures during the six months ended December 31, 2024.

Financing activities
Net cash provided by financing activities of $4.0 million for the six months ended December 31, 2024 was primarily related to net proceeds from employee stock plans and employee stock purchase plans of $9.1 million, partially offset by $5.0 million in principal repayments on the Term Loan. A reduction in employee stock plans proceeds during the six months ended December 31, 2024 contributed to a decrease in net cash provided by financing activities compared to the six months ended December 31, 2023.

Commitments
As of December 31, 2024, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$682.9	$96.9	$168.6	$121.7	$295.7
Minimum guarantees (2)	105.3	83.3	21.8	—	0.3
Unused credit facility fee payments (3)	2.3	0.5	1.0	0.8	—
Other purchase obligations (4)	81.1	49.3	31.8	—	—
Convertible senior notes (5)	549.0	—	199.0	350.0	—
Term loan (5)	995.0	10.0	20.0	965.0	—
Total	$2,415.5	$239.9	$442.2	$1,437.5	$295.9
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

As of December 31, 2024, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were estimated to be approximately $68.8 million. See “Risk Factors—Risks Related to Our Business—Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in our Form 10-K.

Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of December 31, 2024.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part I, Item 7 of our Form 10-K. There have been no significant changes to these accounting policies and estimates for the three and six months ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We had Cash and cash equivalents of $829.0 million as of December 31, 2024. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented in this Quarterly Report on Form 10-Q would not have had a material impact on our condensed consolidated financial statements.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As described below, we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Solely as a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

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

Management has designed and performed additional procedures on a quarterly basis to gain comfort over the completeness and accuracy of the financial information relied upon at Precor and to ensure material errors do not exist within the Precor information consolidated into Peloton’s financial statements. We have not identified any material errors or misstatements as a result of these procedures in our interim financial statements for the quarter ended December 31, 2024 or in our annual financial statements for the year ended June 30, 2024 or June 30, 2023.

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

Management has made progress towards the remediation of the material weakness through the design and implementation of certain business process controls which mitigate areas of significant financial risk, enhancements in the execution of key business processes at Precor, and improvement in the level of detail captured within controls supporting documentation. We will not be able to conclude that we have remediated this material weakness until the applicable remedial measures are fully implemented and operate for a sufficient period of time and management has concluded, through formal design and operating effectiveness testing, that all of the remediated controls are operating effectively. We will continue to monitor the design and effectiveness of these implemented controls and make any further changes management deems appropriate.

We concluded neither of the material weaknesses described above resulted in any material misstatements in our financial statements or disclosures in the current year or in our annual consolidated financial statements in any of the prior fiscal years in which this material weakness existed. Based on additional procedures and post-closing review, management concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts and the new material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans
On November 22, 2024, Andy Rendich, our Chief Supply Chain Officer, entered into a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (a “Rule 10b5-1 Plan”). Mr. Rendich's Rule 10b5-1 Plan provides for the potential aggregate sale of up to (i) 100,000 shares of Class A common stock, (ii) 414,718 shares of Class A common stock upon the vesting of certain restricted stock units (“RSUs”), in each case vesting between February 15, 2025 and February 15, 2026 and (iii) 119,332 shares of Class A common stock upon the vesting of certain performance stock units (“PSUs”), which are expected to vest on September 15, 2025, assuming the satisfaction of certain performance conditions. Each RSU and each PSU represents a contingent right to receive one share of Class A common stock.

On December 5, 2024, Jen Cotter, our Chief Content Officer, entered into a Rule 10b5-1 Plan. Ms. Cotter’s Rule 10b5-1 Plan provides for the potential aggregate sale of up to (i) 85,518 shares of Class A common stock, (ii) 336,750 shares of Class A common stock upon the exercise of certain vested stock options, (iii) 1,302,584 shares of Class A common stock upon the vesting of certain RSUs, in each case vesting between February 15, 2025 and February 15, 2026 and (iv) 119,332 shares of Class A common stock upon the vesting of certain PSUs, which are expected to vest on September 15, 2025, assuming the satisfaction of certain performance conditions. Each RSU and each PSU represents a contingent right to receive one share of Class A common stock.

On December 6, 2024, Nick Caldwell, our Chief Product Officer, entered into a Rule 10b5-1 Plan. Mr. Caldwell’s Rule 10b5-1 Plan provides for the potential aggregate sale of up to 940,290 shares of Class A common stock upon the vesting of certain RSUs, in each case vesting between March 15, 2025 and February 15, 2026. Each RSU represents a contingent right to receive one share of Class A common stock.

The Rule 10b5-1 Plans described above are in accordance with our Insider Trading Compliance Policy and Procedures. Sales pursuant to the Rule 10b5-1 Plans will be disclosed in filings made with the SEC in accordance with Section 16 of the Exchange Act.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-39058	3.1	11/06/2019
3.2	Second Amended and Restated Bylaws.	8-K	001-39058	3.1	04/08/2024
10.1	Offer Letter, by and between Peter Stern and Peloton Interactive, Inc., dated October 28, 2024.	8-K	001-39058	10.1	10/31/2024
10.2	Amendment No. 1 to the May 2, 2024 Offer Letter, by and between Karen Boone and Peloton Interactive, Inc., dated October 30, 2024.	8-K	001-39058	10.2	10/31/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).					X
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

PELOTON INTERACTIVE, INC.
Date: February 6, 2025	By:	/s/ Peter Stern
Peter Stern Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2025	By:	/s/ Elizabeth F Coddington
Elizabeth F Coddington Chief Financial Officer (Principal Financial Officer)