Form 10-Q
period 2025-03-31
PELOTON INTERACTIVE, INC.
filed 2025-05-08
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 6, 2025, the number of shares of the registrant’s Class A common stock outstanding was 382,593,779, and the number of shares of the registrant’s Class B common stock outstanding was 15,965,806.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including, without limitation, statements regarding our execution of and timing of and the expected benefits from our restructuring initiatives and cost-saving measures, the cost savings and other efficiencies of expanding relationships with our third-party partners, details regarding and the timing of the launch of new products and services, our new initiatives with retailer partners and our efforts to optimize our retail showroom footprint, the prices of our products and services in the future, our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions.

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
•our ability to maintain effective internal control over our financial and management systems and remediate material weaknesses, including with respect to Precor;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	March 31,	June 30,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$914.3	$697.6
Accounts receivable, net	93.6	103.6
Inventories, net	213.5	329.7
Prepaid expenses and other current assets	118.9	135.1
Total current assets	1,340.3	1,266.0
Property and equipment, net	257.5	353.7
Intangible assets, net	7.8	15.0
Goodwill	41.2	41.2
Restricted cash	47.7	53.2
Operating lease right-of-use assets, net	351.4	435.0
Other assets	18.9	21.0
Total assets	$2,064.8	$2,185.2
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$375.7	$432.3
Deferred revenue and customer deposits	156.4	163.7
Current portion of debt	208.2	10.0
Operating lease liabilities, current	70.5	75.3
Other current liabilities	1.0	3.9
Total current liabilities	811.7	685.2
Convertible senior notes, net of current portion	343.3	540.0
Term loan, net of current portion	947.6	950.1
Operating lease liabilities, non-current	422.2	503.3
Other non-current liabilities	31.3	25.7
Total liabilities	2,556.2	2,704.3
Commitments and contingencies (Note 8)
Stockholders’ deficit
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 shares of Class A common stock authorized, 382,310,538 and 358,120,105 shares of Class A common stock issued and outstanding as of March 31, 2025 and June 30, 2024, respectively; 2,500,000,000 and 2,500,000,000 shares of Class B common stock authorized, 15,965,806 and 18,141,608 shares of Class B common stock issued and outstanding as of March 31, 2025 and June 30, 2024, respectively.	—	—
Additional paid-in capital	5,129.7	4,948.6
Accumulated other comprehensive income	3.2	15.9
Accumulated deficit	(5,624.2)	(5,483.7)
Total stockholders’ deficit	(491.3)	(519.1)
Total liabilities and stockholders' deficit	$2,064.8	$2,185.2
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue:
Connected Fitness Products	$205.5	$279.9	$618.5	$779.6
Subscription	418.5	437.8	1,265.4	1,277.3
Total revenue	624.0	717.7	1,883.9	2,056.9
Cost of revenue:
Connected Fitness Products	176.2	268.3	541.7	748.5
Subscription	129.8	139.8	402.0	414.0
Total cost of revenue	306.0	408.0	943.7	1,162.4
Gross profit	318.1	309.7	940.2	894.5
Operating expenses:
Sales and marketing	106.5	170.3	341.1	546.7
General and administrative	151.4	153.0	402.2	464.9
Research and development	59.6	76.8	178.4	235.4
Impairment expense	30.7	19.0	52.3	46.7
Restructuring expense	2.4	37.6	8.6	68.8
Supplier settlements	—	(0.9)	23.5	(2.4)
Total operating expenses	350.5	455.9	1,006.0	1,360.1
Loss from operations	(32.4)	(146.2)	(65.8)	(465.7)
Other expense, net:
Interest expense	(32.6)	(27.7)	(102.6)	(82.6)
Interest income	7.9	9.3	23.7	26.2
Foreign exchange gain (loss)	10.3	(2.1)	6.6	(0.2)
Other (expense) income, net	(0.1)	—	—	0.5
Total other expense, net	(14.5)	(20.4)	(72.3)	(56.1)
Loss before provision for income taxes	(46.9)	(166.7)	(138.2)	(521.8)
Income tax expense (benefit)	0.8	0.6	2.3	(0.3)
Net loss	$(47.7)	$(167.3)	$(140.5)	$(521.4)
Net loss attributable to Class A and Class B common stockholders	$(47.7)	$(167.3)	$(140.5)	$(521.4)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.45)	$(0.36)	$(1.44)
Weighted-average of shares of Class A and Class B common stock outstanding, basic and diluted	394,010,264	367,931,183	385,954,344	362,910,381
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(15.8)	(2.1)	(12.7)	0.6
Total other comprehensive (loss) income	(15.8)	(2.1)	(12.7)	0.6
Comprehensive loss	$(63.5)	$(169.4)	$(153.2)	$(520.9)
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(140.5)	$(521.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	68.8	83.0
Stock-based compensation expense	176.2	208.6
Non-cash operating lease expense	41.9	50.0
Amortization of debt discount and issuance costs	6.8	10.5
Impairment expense	52.3	46.7
Loss on sale of subsidiary	—	3.8
Foreign exchange (gain) loss	(6.6)	0.2
Changes in operating assets and liabilities:
Accounts receivable	10.0	(5.1)
Inventories	125.0	136.8
Prepaid expenses and other current assets	25.2	1.9
Other assets	2.1	(0.2)
Accounts payable and accrued expenses	(79.5)	(40.5)
Deferred revenue and customer deposits	(7.5)	(4.9)
Operating lease liabilities, net	(64.1)	(64.5)
Other liabilities	5.6	(3.8)
Net cash provided by (used in) operating activities	215.9	(98.8)
Cash Flows from Investing Activities:
Capital expenditures	(4.6)	(13.0)
Proceeds from sale of subsidiary and net assets	—	14.6
Proceeds from sale of Peloton Output Park	4.2	31.9
Net cash (used in) provided by investing activities	(0.4)	33.5
Cash Flows from Financing Activities:
Principal repayment of Term Loan	(7.5)	(5.6)
Proceeds, net from employee stock purchase plan withholdings	2.7	2.0
Proceeds from employee stock plans	7.0	33.1
Principal repayments of finance leases	(0.1)	(0.5)
Net cash provided by financing activities	2.1	29.0
Effect of exchange rate changes	(6.5)	(0.5)
Net change in cash, cash equivalents, and restricted cash	211.1	(36.7)
Cash, cash equivalents, and restricted cash — Beginning of period	750.9	885.5
Cash, cash equivalents, and restricted cash — End of period	$961.9	$848.7
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$92.9	$71.8
Cash paid for income taxes	$4.0	$(1.0)
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Accrued and unpaid capital expenditures, including software	$0.7	$2.3
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(unaudited)
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance - December 31, 2023	364.2	$—	$4,767.1	$19.5	$(5,285.9)	$(499.3)
Activity related to stock-based compensation	5.9	—	76.1	—	—	76.1
Issuance of common stock under employee stock purchase plan	0.6	—	2.3	—	—	2.3
Other comprehensive loss	—	—	—	(2.1)	—	(2.1)
Net loss	—	—	—	—	(167.3)	(167.3)
Balance - March 31, 2024	370.6	$—	$4,845.4	$17.4	$(5,453.2)	$(590.4)

Balance - December 31, 2024	389.9	$—	$5,060.3	$19.0	$(5,576.5)	$(497.2)
Activity related to stock-based compensation, net of withholding taxes	8.0	—	67.4	—	—	67.4
Issuance of common stock under employee stock purchase plan	0.5	—	1.9	—	—	1.9
Other comprehensive loss	—	—	—	(15.8)	—	(15.8)
Net loss	—	—	—	—	(47.7)	(47.7)
Balance - March 31, 2025	398.3	$—	$5,129.7	$3.2	$(5,624.2)	$(491.3)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance - June 30, 2023	356.8	$—	$4,619.8	$16.8	$(4,931.8)	$(295.1)
Activity related to stock-based compensation	12.9	—	221.3	—	—	221.3
Issuance of common stock under employee stock purchase plan	0.9	—	4.3	—	—	4.3
Other comprehensive income	—	—	—	0.6	—	0.6
Net loss	—	—	—	—	(521.4)	(521.4)
Balance - March 31, 2024	370.6	$—	$4,845.4	$17.4	$(5,453.2)	$(590.4)

Balance - June 30, 2024	376.3	$—	$4,948.6	$15.9	$(5,483.7)	$(519.1)
Activity related to stock-based compensation, net of withholding taxes	21.1	—	177.6	—	—	177.6
Issuance of common stock under employee stock purchase plan	0.9	—	3.4	—	—	3.4
Other comprehensive loss	—	—	—	(12.7)	—	(12.7)
Net loss	—	—	—	—	(140.5)	(140.5)
Balance - March 31, 2025	398.3	$—	$5,129.7	$3.2	$(5,624.2)	$(491.3)
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except share and per share amounts)

1. Description of Business and Basis of Presentation
Description and Organization
Peloton Interactive, Inc. (“Peloton” or the “Company”) is a leading global fitness company with a highly engaged community of Members, which the Company defines as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid App Subscription, inclusive of the Peloton App One and App+ Memberships and the Strength+ App Membership, and completes one or more workouts in the trailing 12 month period. The Company is a category innovator at the nexus of fitness, technology, and media, with a first-of-its-kind subscription platform that seamlessly combines innovative hardware, distinctive software, and exclusive content. Its world-renowned Instructors coach and motivate Members to be the best version of themselves anytime, anywhere.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows, and the changes in stockholders’ deficit for the interim periods. The results for the three and nine months ended March 31, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2025, or any other period.
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
Some of the Company’s revenues relate to arrangements for our Bike rental products. The Company’s rental program allows Members to lease certain Bike products with a Peloton Rental Membership for a single monthly cost and a one-time delivery fee, and gives the Member the option to purchase the equipment outright or cancel at any time with no penalty. These lease arrangements include both lease and non-lease components. Consideration is allocated between the lease and non-lease components based on management’s best estimate of the relative standalone selling price of each component. The lease component relates to the customer’s right to use the equipment over the lease term and is accounted for as an operating lease in accordance with ASC 842, Leases. Lease revenue is recognized on a straight-line basis over the term of the lease within Connected Fitness Products Revenue and was $11.1 million and $35.5 million for the three and nine months ended March 31, 2025, respectively, and $11.8 million and $38.4 million for the three and nine months ended March 31, 2024, respectively. The underlying equipment subject to the lease remains within Property and equipment, net on the Company’s Condensed Consolidated Balance Sheets and depreciates over the equipment’s useful life. Depreciation expense associated with the underlying equipment is reflected in Connected Fitness Products Cost of revenue in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Non-lease components primarily consist of an All-Access Membership, which is recognized ratably over the subscription term within Subscription Revenue.
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

Activity related to the Company’s accrual for its estimated future product warranty obligation was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Balance at beginning of period	$20.6	$21.5	$20.3	$26.4
Provision for warranty accrual	14.2	9.3	31.3	19.0
Warranty claims	(8.7)	(9.6)	(25.6)	(24.3)
Balance at end of period	$26.1	$21.1	$26.1	$21.1
The Company also offers the option for customers in some markets to purchase an extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Products for additional periods beyond the standard product warranty period.

Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Product revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company’s revenue attributable to extended warranty was $5.1 million and $16.8 million, respectively, representing 1% of total revenue for both the three and nine months ended March 31, 2025, and $8.5 million and $28.2 million, respectively, representing 1% of total revenue for both the three and nine months ended March 31, 2024.
Disaggregation of Revenue
The Company’s revenue disaggregated by segment, excluding sales-based taxes, is included in Note 12, Segment Information.

The Company’s revenue disaggregated by geographic region was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
North America	$572.1	$659.7	$1,724.6	$1,894.8
International	52.0	58.0	159.3	162.1
Total Revenue	$624.0	$717.7	$1,883.9	$2,056.9
During the three and nine months ended March 31, 2025, the Company’s revenue attributable to the United States, included within North America above, was $549.5 million and $1,657.1 million, respectively, or 88% of total revenue. During the three and nine months ended March 31, 2024, the Company’s revenue attributable to the United States, included within North America above, was $632.4 million and $1,818.5 million, or 88% of total revenue.

Deferred Revenue and Customer Deposits
Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.

As of March 31, 2025 and June 30, 2024, deferred revenue of $90.2 million and $95.9 million, respectively, and customer deposits of $66.2 million and $67.7 million, respectively, were included in Deferred revenue and customer deposits on the Company’s Condensed Consolidated Balance Sheets.

In the nine months ended March 31, 2025 and 2024, the Company recognized revenue of $90.2 million and $95.2 million, respectively, that was included in the deferred revenue balance as of June 30, 2024 and 2023, respectively.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Cash restructuring charges:(1)	(in millions)
Severance and other personnel costs(2)	$0.2	$33.6	$0.3	$40.0
Exit and disposal costs and professional fees(3)	2.2	2.3	8.3	16.1
Total cash restructuring charges	2.4	35.9	8.6	56.1

Non-cash restructuring charges:(1)
Asset write-downs and write-offs(4)	$1.7	$17.8	$22.4	$41.9
Stock-based compensation expense(5)	—	1.7	—	8.9
Write-offs of inventory related to restructuring activities(6)	—	—	—	1.0
Loss on sale of subsidiary(7)	—	—	—	3.8
Total non-cash restructuring charges	1.7	19.5	22.4	55.6

Total	$4.1	$55.4	$31.0	$111.8
_________________________
(1) All cash and non-cash restructuring charges for the three and nine months ended March 31, 2025 related to the 2024 Restructuring Plan.
(2) Includes $1.1 million and $7.5 million of severance and other personnel costs related to the 2022 Restructuring Plan for the three and nine months ended March 31, 2024, respectively, and $32.5 million related to the 2024 Restructuring Plan for both the three and nine months ended March 31, 2024.
(3) Includes exit and disposal costs and professional fees related to the 2022 Restructuring Plan for the three and nine months ended March 31, 2024.
(4) Includes $7.0 million and $31.1 million of asset write-downs and write-offs related to the 2022 Restructuring Plan for the three and nine months ended March 31, 2024, respectively and $10.8 million related to the 2024 Restructuring Plan for both the three and nine months ended March 31, 2024.
(5) Includes $7.2 million of stock-based compensation expense related to the 2022 Restructuring Plan for the nine months ended March 31, 2024, and $1.7 million related to the 2024 Restructuring Plan for both the three and nine months ended March 31, 2024.
(6) Includes write-offs of inventory related to the 2022 Restructuring Plan.
(7) Includes loss on sale of subsidiary recognized in connection with the 2022 Restructuring Plan.

Due to the actions taken pursuant to the Restructuring Plans, the Company tested certain long-lived assets (asset groups) for recoverability by comparing the carrying values of the asset group to estimates of their future undiscounted cash flows, which were generally the liquidation value, or for operating lease right-of-use assets, income from a sublease arrangement. Based on the results of the recoverability tests, the Company determined that during the three and nine months ended March 31, 2025 and 2024, the undiscounted cash flows of certain assets (asset groups) were below their carrying values, indicating impairment. The assets were written down to their estimated fair values, which were determined based on their estimated liquidation or sales value, or for operating lease right-of-use assets, discounted cash flows of a sublease arrangement.

The following table presents a roll-forward of cash restructuring-related liabilities, which are included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets:

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of December 31, 2023	$2.2	$4.7	$7.0
Cash restructuring charges(1)	33.6	2.3	35.9
Cash payments	(0.7)	(4.0)	(4.7)
Balance as of March 31, 2024	$35.2	$3.0	$38.2

Balance as of December 31, 2024	$1.0	$2.6	$3.6
Cash restructuring charges(2)	0.2	2.2	2.4
Cash payments	(0.4)	(3.1)	(3.5)
Balance as of March 31, 2025	$0.8	$1.7	$2.5
_________________________
(1) Includes $1.1 million and $32.5 million of cash charges for severance and other personnel costs related to the 2022 Restructuring Plan and 2024 Restructuring Plan, respectively, for the three months ended March 31, 2024.
(2) All cash restructuring-related liabilities for the three months ended March 31, 2025 related to the 2024 Restructuring Plan.

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of June 30, 2023	$13.6	$0.3	$13.9
Cash restructuring charges(1)	40.0	16.1	56.1
Cash payments	(18.4)	(13.5)	(31.9)
Balance as of March 31, 2024	$35.2	$3.0	$38.2

Balance as of June 30, 2024	$12.7	$4.3	$17.0
Cash restructuring charges(2)	0.3	8.3	8.6
Cash payments	(12.2)	(10.9)	(23.1)
Balance as of March 31, 2025	$0.8	$1.7	$2.5
_________________________
(1) Includes $7.5 million and $32.5 million of cash charges for severance and other personnel costs related to the 2022 Restructuring Plan and 2024 Restructuring Plan, respectively, for the nine months ended March 31, 2024.
(2) All cash restructuring-related liabilities for the nine months ended March 31, 2025 related to the 2024 Restructuring Plan.

Under the 2024 Restructuring Plan, which includes any remaining restructuring activity under the original 2022 Restructuring Plan, the Company estimates that it will incur additional cash restructuring charges of approximately $20.0 million, primarily composed of lease termination and other exit costs, and non-cash restructuring charges of approximately $10.0 million, primarily composed of asset write-downs and write-offs, in connection with the continued exit of the Company’s retail and other leased locations. The Company expects actions pursuant to the 2024 Restructuring Plan to be substantially complete by the end of fiscal year 2025.

5. Fair Value Measurements

Fair Value Measurements of Other Financial Instruments
The following table presents the estimated fair values and carrying amounts of the Company’s financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets. All of these liabilities’ fair value are considered Level 2.

	March 31, 2025		June 30, 2024
	Carrying Amount(1)	Estimated Fair Value	Carrying Amount(1)	Estimated Fair Value
	(in millions)
0.00% Convertible Senior Notes due 2026	$199.0	$188.6	$199.0	$175.0
5.50% Convertible Senior Notes due 2029	350.0	592.2	350.0	353.0
Term Loan due and payable on May 30, 2029	992.5	992.5	1,000.0	1,000.0
Total	$1,541.5	$1,773.3	$1,549.0	$1,528.0
_________________________
(1) Carrying Amount excludes unamortized debt discount and issuance costs of $23.9 million and $18.4 million, respectively, as of March 31, 2025, and unamortized debt discount and issuance costs of $27.4 million and $21.6 million, respectively, as of June 30, 2024.

The estimated fair value of the 2026 Notes and the estimated fair value of the 2029 Notes (each as defined in Note 7 - Debt) are determined based on the respective closing prices on the last trading day of the reporting period.

The carrying value of the Term Loan (as defined in Note 7 - Debt) approximates the fair value of the Term Loan as of March 31, 2025 and June 30, 2024, respectively.
6. Inventories
Inventories, net were as follows:

	March 31, 2025	June 30, 2024
	(in millions)
Raw materials	$24.4	$29.8
Finished products(1)	355.9	487.6
Total inventories	380.2	517.4
Less: Reserves	(166.7)	(187.7)
Total inventories, net	$213.5	$329.7
_________________________
(1) Includes $20.9 million and $35.2 million of finished goods inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of March 31, 2025 and June 30, 2024, respectively.
The Company periodically assesses and adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. The Company’s recorded inventory reserves as of March 31, 2025 and June 30, 2024 primarily consisted of $73.3 million and $78.3 million, respectively, related to excess accessories and apparel inventory, and $70.2 million and $85.2 million, respectively, related to excess returned Connected Fitness Products, including Guide.

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

The 2029 Notes will mature on December 1, 2029, unless earlier converted, redeemed, or repurchased. The 2029 Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events. A holder may convert its 2029 Notes during any calendar quarter (and only during such calendar quarter), if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The last reported sale price of the Class A common stock exceeded 130% of the conversion price of the 2029 Notes for more than 20 trading days during the 30 consecutive trading days, including the last trading day, ended March 31, 2025. Accordingly, as of April 1, 2025, the 2029 Notes may be converted at the option of the applicable holder through June 30, 2025.

On or after September 1, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2029 Notes, in multiples of $1,000 principal amount, at the option of the holder.

The Company may satisfy any conversion obligation under the 2029 Notes by paying and/or delivering, as the case may be, cash, shares of the Class A common stock or a combination of cash and shares of the Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2029 Notes Indenture. If all of the 2029 Notes were to be converted prior to June 30, 2025, the Company’s current intention would be to settle such conversion in shares of the Class A common stock.

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

The effective interest rate upon issuance of the 2029 Notes was 5.97%, which is the effective interest rate as of March 31, 2025.

The net carrying amount of the 2029 Notes was as follows:

	March 31, 2025	June 30, 2024
	(in millions)
Principal	$350.0	$350.0
Unamortized debt issuance costs	(6.7)	(7.6)
Net carrying amount	$343.3	$342.4

The following table sets forth the interest expense recognized related to the 2029 Notes:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2025	2025
	(in millions)
Amortization of debt issuance costs	$0.3	$0.9
Total non-cash interest expense related to the 2029 Notes	0.3	0.9
Cash interest expense	4.8	14.4
Total interest expense related to the 2029 Notes	$5.1	$15.3

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

The 2026 Notes will mature on February 15, 2026, unless earlier converted, redeemed, or repurchased. The 2026 Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events. As of March 31, 2025, the 2026 Notes are classified as Current portion of debt on the Condensed Consolidated Balance Sheets due to their upcoming maturity date.

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

The effective interest rate upon issuance of the 2026 Notes was 0.45%, which is the effective interest rate as of March 31, 2025.

The net carrying amount of the 2026 Notes was as follows:

	March 31, 2025	June 30, 2024
	(in millions)
Principal	$199.0	$199.0
Unamortized debt issuance costs	(0.8)	(1.4)
Net carrying amount	$198.2	$197.6

The following table sets forth the interest expense recognized related to the 2026 Notes:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Amortization of debt issuance costs	$0.2	$1.1	$0.7	$3.4
Total interest expense related to the 2026 Notes	$0.2	$1.1	$0.7	$3.4

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

The Revolving Facility, when drawn, bears interest at a rate equal to, at the Company’s option, either the Alternate Base Rate (as defined in the Third Amended and Restated Credit Agreement) plus 4.00% per annum or the Term SOFR Rate (as defined in the Third Amended and Restated Credit Agreement) plus 5.00% per annum. The Company is required to pay an annual commitment fee of 0.500% or 0.375% per annum, depending on whether the First Lien Net Leverage Ratio (as defined in the Third Amended and Restated Credit Agreement) is greater or less than 5.00 to 1.00, on a quarterly basis based on the unused portion of the Revolving Facility.

The Term Loan initially bears interest at a rate equal to, at the Company’s option, either the Alternate Base Rate (as defined in the Third Amended and Restated Credit Agreement) plus 5.00% per annum or the Term SOFR Rate (as defined in the Third Amended and Restated Credit Agreement) plus 6.00% per annum. The applicable rate for Alternate Base Rate loans or Term SOFR Rate loans is subject to a 0.50% step down, depending on whether the First Lien Net Leverage Ratio is less than 5.00 to 1.00 as measured on a quarterly basis. Any borrowing at the Alternate Base Rate is subject to a 1.00% floor and the Term SOFR Rate is subject to a 0.00% floor.

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

During the three and nine months ended March 31, 2025, the Company incurred total commitment fees of $0.1 million and $0.4 million, respectively, and $0.3 million and $1.0 million during the three and nine months ended March 31, 2024, respectively, which are included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of March 31, 2025, the Company had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and the Company had $992.5 million total outstanding borrowings under the Third Amended and Restated Credit Agreement.

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

As of March 31, 2025, the Company had not drawn any amount under the Revolving Facility and as such did not have to test the financial covenants under the Third Amended and Restated Credit Agreement. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of March 31, 2025, the Company had outstanding letters of credit totaling $47.7 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheets.

Upon entering into the Term Loan, the effective interest rate was 12.4% and the current effective interest rate as of March 31, 2025 is 10.9%.

The net carrying amount of the Term Loan was as follows:

	March 31, 2025	June 30, 2024
	(in millions)
Principal	$1,000.0	$1,000.0
Principal payments	(7.5)	—
Unamortized debt discount	(23.9)	(27.4)
Unamortized debt issuance costs	(11.0)	(12.6)
Net carrying amount	$957.6	$960.1

The following table sets forth the interest expense recognized related to the Term Loan:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Amortization of debt discount	$1.3	$1.5	$3.5	$4.3
Amortization of debt issuance costs	0.6	0.9	1.6	2.5
Total non-cash interest expense related to the Term Loan	1.9	2.3	5.1	6.9
Cash interest expense	25.0	23.3	81.2	70.0
Total interest expense related to the Term Loan	$26.9	$25.7	$86.3	$76.9

Maturities of Debt Instruments
The following table sets forth maturities of the Company’s debt instruments, including convertible notes payable, gross of debt issuance costs and debt discounts, as of March 31, 2025:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2025 (remaining)	$2.5
2026(1)	209.0
2027	10.0
2028	10.0
2029	960.0
Thereafter(2)	350.0
Total	$1,541.5
____________________________
(1) Includes $10.0 million related to the Term Loan and $199.0 million related to the 2026 Notes.
(2) Consists of $350.0 million related to the 2029 Notes due December 1, 2029.

8. Commitments and Contingencies

Music License Agreements
The Company is subject to minimum guarantee royalty payments associated under certain music license agreements.

The following represents the Company's minimum annual guarantee payments under music license agreements, as of March 31, 2025:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2025 (remaining)	$13.3
2026	106.7
2027	3.0
2028	—
2029	—
Thereafter	0.3
Total	$123.2
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

As of March 31, 2025, the Company’s commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of Peloton products were estimated to be approximately $83.3 million, of which $76.1 million is expected to be paid over the next twelve months, the majority of which is expected to be paid by the end of fiscal year 2025.

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

The Company evaluates, on a regular basis, developments in its legal proceedings and other contingencies that could affect the amount of liability, including amounts in excess of any previous accruals and reasonably possible losses disclosed, and makes adjustments and changes to the Company’s accruals and disclosures, as appropriate. For the matters the Company discloses that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial.

Given that the Company’s legal and regulatory proceedings are subject to uncertainty, there can be no assurance that such legal and regulatory proceedings, either individually or in the aggregate, will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

In May 2021, the Company initiated a voluntary recall of its Tread+ product in collaboration with the U.S. Consumer Product Safety Commission (“CPSC”). In December 2022, the Company entered into a settlement agreement with the CPSC regarding matters related to the Tread+ recall. In the settlement, the Company agreed to pay a $19.1 million civil penalty, resolving the CPSC’s charges that the Company violated the Consumer Product Safety Act (the “CPSA”). On May 18, 2023, the Company and the CPSC jointly announced the approval of a rear guard repair for the recalled Tread+. In 2021, the U.S. Department of Justice and Department of Homeland Security subpoenaed the Company for documents and other information related to the Company’s statutory obligations, including under the CPSA.

On October 26, 2021 and January 24, 2022, the United States District Court for the Eastern District of New York consolidated four stockholder derivative actions purportedly brought on behalf of the Company against certain of the Company’s officers and directors under the caption In re Peloton Interactive, Inc. Derivative Litigation, Master File No. 21-cv-02862-CBA-PK (the “EDNY Derivative Action”), which alleged, among other claims, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Exchange Act related to the Peloton Tread+ and the safety of the product. Alan Chu, Moshe Genack, Xingqi Liu and Anthony Franchi were appointed as co-lead plaintiffs. On December 14, 2022, two putative verified stockholder derivative actions in the Court of Chancery of the State of Delaware, purportedly brought on behalf of the Company against certain of the Company’s officers and directors asserting similar allegations to those made in the EDNY Derivative Action, were consolidated as In re Peloton Interactive, Inc. Stockholder Derivative Litigation, Consol. Case No. 2022-1051-KSJM (the “Chancery Derivative Action”). On December 22, 2022, a stockholder filed a related putative stockholder derivative action in the United States District Court for the District of Delaware, asserting similar allegations to those in the EDNY Derivative Action and the Chancery Derivative Action against certain of the Company’s officers and directors, captioned Blackburn v. Foley, et al., Case No. 22-cv-01618-GBW (the “Blackburn Action”). The EDNY Derivative Action, the Chancery Derivative Action, and the Blackburn Action were all stayed pending the resolution of a related securities class action in the United States District Court for the Eastern District of New York (the “EDNY Class Action”). The court entered a final judgment in the EDNY Class Action on July 9, 2024. The parties in the EDNY Derivative Action, the Chancery Derivative Action, and the Blackburn Action agreed to a settlement-in-principle to resolve those derivative actions on July 29, 2024, and plaintiffs filed a motion for preliminary approval of that settlement in the EDNY Derivative Action on November 15, 2024, which was granted on April 7, 2025. A final approval hearing is scheduled for June 13, 2025.

On May 11, 2023, in collaboration with the CPSC, the Company announced a voluntary recall of the original Peloton Bike (not Bike+) sold in the U.S. from January 2018 to May 2023 related to its seat post, and the Company is offering a free replacement seat post as the approved repair. On June 9, 2023, Sam Solomon filed a putative securities class action against the Company and certain of the Company’s officers in the U.S. District Court for the Eastern District of New York, Case No. 1:23-cv-04279-MKB-JRC (the “2023 Securities Litigation”). Jia Tian and David Feigelman were appointed as co-lead plaintiffs. On November 6, 2023, co-lead plaintiffs filed an amended complaint purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired the Company’s common stock between May 6, 2021 and August 22, 2023, alleging that the defendants made false and/or misleading statements relating to the seat post recall in violation of Sections 10(b) and 20(a) of the Exchange Act. On February 2, 2024, defendants served a motion to dismiss the amended complaint. Briefing on defendants’ motion to dismiss the amended complaint in the 2023 Securities Litigation was completed on May 17, 2024. On February 14, 2025, the court issued a memorandum and order granting defendants’ motion to dismiss and dismissing the amended complaint with leave to file a second amended complaint. On April 11, 2025, co-lead plaintiffs filed a second amended complaint asserting similar claims under Sections 10(b) and 20(a) of the Exchange Act, purportedly on behalf of the same proposed class.

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

On May 5, 2022, the United States District Court for the Southern District of New York consolidated two putative securities class action lawsuits against the Company and certain of the Company’s officers under the caption City of Hialeah Employees Retirement System et al. v. Peloton Interactive, Inc., et al., Case No. 21-CV-09582-ALC-OTW and appointed Robeco Capital Growth Funds SICAV – Robeco Global Consumer Trends as lead plaintiff in the class action (the “SDNY Class Action”). Lead plaintiff filed its amended complaint on June 25, 2022, alleging that the defendants made false and/or misleading statements about demand for the Company’s products and the reasons for the Company’s inventory growth, and engaged in improper trading in violation of Sections 10(b) and 20A of the Exchange Act. On March 30, 2023, the court granted defendants’ motion to dismiss, with leave to amend. Plaintiffs filed an amended complaint on May 6, 2023, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired the Company’s common stock between February 5, 2021 and January 19, 2022, and defendants moved to dismiss the complaint on June 16, 2023. On September 30, 2024, the court granted defendants’ motion to dismiss the second amended complaint with prejudice (the “Order”). On October 21, 2024, plaintiffs filed a notice of appeal of the Order with the United States Court of Appeals for the Second Circuit and filed their brief in support of their appeal on December 10, 2024. Defendants filed their responsive brief on January 28, 2025. The United States Court of Appeals for the Second Circuit heard argument on the appeal on April 11, 2025, and the appeal remains pending.

On July 26, 2023, the Court of Chancery in the State of Delaware consolidated three stockholder derivative actions purportedly on behalf of the Company against certain of the Company’s officers and directors under the caption In re Peloton Interactive, Inc. 2023 Derivative Litigation, Consol. Case No. 2023-0224-KSJM, which alleges that defendants breached their fiduciary duties by purportedly making false statements about the demand for the Company’s products and engaging in improper trading. Allison Manzella, Clark Ovruchesky, Daniel Banks and Karen Florentino are co-lead plaintiffs. The court stayed the action on September 26, 2023 pending final resolution of the motion to dismiss in the SDNY Class Action, including that any appeals have been concluded.
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

Under the terms of the 2019 Plan, for stock option and restricted stock unit grants, vesting generally occurs over two to four years. Stock option grants are not exercisable after the expiration of ten years from the date of grant or such shorter period as specified in a stock award agreement. Restricted stock units are generally granted with a service condition only or both a service and performance condition. During the nine months ended March 31, 2025, the Company granted performance-based restricted stock units to certain members of management. The performance-based restricted stock units generally cliff vest, if earned, two and one-half months after the end of the fiscal year. The number of shares that can be earned generally ranges from 0% to 200% of the target number based on the achievement of the performance condition over the respective measurement period.

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

As of March 31, 2025, 56,679,467 shares of Class A common stock were available for future award under the 2019 Plan.

Stock Options
The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2024	28,901,489	$20.14	4.7	$3.4
Granted	1,036,395	$7.54
Exercised	(1,344,003)	$3.85		$5.7
Forfeited or expired	(2,282,540)	$15.91
Outstanding — March 31, 2025	26,311,341	$20.84	3.4	$9.0
Vested and Exercisable — March 31, 2025	24,271,289	$21.76	3.0	$9.0

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested — June 30, 2024	6,348,265	$17.24
Granted	1,036,395	$5.53
Vested	(4,841,178)	$17.40
Forfeited or expired	(503,430)	$19.37
Unvested — March 31, 2025	2,040,052	$10.40

The aggregate intrinsic value of options outstanding and vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2025. The fair value of the common stock is the closing stock price of Class A common stock as reported on The Nasdaq Global Select Market. The aggregate intrinsic value of exercised options was $5.7 million and $12.3 million for the nine months ended March 31, 2025 and 2024, respectively.

For the nine months ended March 31, 2025, the weighted-average grant date fair value per option was $5.53, and for the nine months ended March 31, 2024, no options were granted. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

Nine Months Ended March 31,
2025
Weighted average risk-free interest rate (1)	4.3%
Weighted average expected term (in years)	5.5
Weighted average expected volatility (2)	87.0%
Expected dividend yield	—
____________________________
(1) Based on U.S. Treasury yield curve in effect at the time of grant.
(2) Expected volatility is based on the historical volatility of the price of Class A common stock.

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2024	55,811,463	$6.80
Granted	34,049,029	$5.14
Vested and converted to shares	(20,206,847)	$6.97
Cancelled	(6,484,966)	$6.38
Outstanding — March 31, 2025	63,168,679	$5.89

Employee Stock Purchase Plan
In August 2019, the Board of Directors adopted, and in September 2019, the Company's stockholders approved, the Employee Stock Purchase Plan (“ESPP”), through which eligible employees may purchase shares of Class A common stock at a discount through accumulated payroll deductions. The ESPP became effective on September 25, 2019, the date the registration statement, filed in connection with the Company’s initial public offering, was declared effective by the SEC (the “Effective Date”). The number of shares of Class A common stock that are available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, in an amount equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2024, the number of shares of Class A common stock available for issuance under the ESPP was automatically increased according to its terms by 3,762,617 shares. As of March 31, 2025, 18,133,477 shares of Class A common stock were available for sale to employees under the ESPP.

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

The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods were as follows:

	Nine Months Ended March 31,
	2025	2024
Weighted average risk-free interest rate	2.5%	1.9%
Weighted average expected term (in years)	1.3	1.3
Weighted average expected volatility	91.2%	92.7%
Expected dividend yield	—	—

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

During the three and nine months ended March 31, 2025, the Company recorded stock-based compensation expense associated with the ESPP of $0.6 million and $3.4 million, respectively, and $2.2 million and $5.3 million for the three and nine months ended March 31, 2024, respectively.

In connection with the offering period that ended on August 31, 2024, employees purchased 375,829 shares of Class A common stock at a weighted-average price of $3.91 under the ESPP. In connection with the offering period that ended on February 28, 2025, employees purchased 498,728 shares of Class A Common Stock at a weighted-average price of $3.88 under the ESPP. As of March 31, 2025, total unrecognized compensation cost related to the ESPP was $5.4 million, which will be amortized over a weighted-average remaining period of 1.2 years.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Cost of revenue
Connected Fitness Products	$2.1	$2.7	$6.9	$7.6
Subscription	9.2	9.9	28.2	29.6
Total cost of revenue	11.4	12.6	35.1	37.2
Sales and marketing	4.2	4.9	12.6	15.6
General and administrative	41.3	34.1	93.8	101.6
Research and development	10.7	14.7	34.7	45.3
Restructuring expense	—	1.7	—	8.9
Total stock-based compensation expense	$67.6	$67.9	$176.2	$208.6

As of March 31, 2025, the Company had $337.8 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 2.2 years.

During the three and nine months ended March 31, 2025, three and four employees, respectively, who were eligible to participate in the Company’s Severance and Change in Control Plan (the “Severance Plan”), terminated employment. Certain modifications were made to equity awards, including the extension of the post-termination period during which the employee could exercise outstanding stock options from 90 days to one year (or the option expiration date, if earlier). In two instances during the three and nine months ended March 31, 2025, the employee transitioned to a non-executive advisory role. As a result of these modifications, the Company recognized incremental stock-based compensation expense of $2.4 million for both the three and nine months ended March 31, 2025 within General and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

In the three and nine months ended March 31, 2024, certain modifications were made to equity awards for three and four employees, respectively, who were eligible to participate in the Severance Plan. For the three months ended March 31, 2024, this included the extension of the post-termination period during which an employee may exercise outstanding stock options from 90 days to one year (or the option expiration date, if earlier). In one instance during the nine months ended March 31, 2024, the post-termination period during which an employee may exercise outstanding stock options was extended from 90 days to the earlier of the original expiration date or 3 years. This employee transitioned to a non-executive advisory role. As a result of these modifications, the Company recognized incremental stock-based compensation expense of $0.2 million and $5.6 million for the three and nine months ended March 31, 2024, respectively, within Restructuring expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

10. Income Taxes
The Company recorded a provision from income taxes of $0.8 million and $2.3 million for the three and nine months ended March 31, 2025, respectively, and a provision (benefit) of $0.6 million and $(0.3) million for the three and nine months ended March 31, 2024, respectively. Furthermore, the Company's effective tax rates were (1.71)% and (1.66)% for the three and nine months ended March 31, 2025, respectively, and (0.36)% and 0.06% for the three and nine months ended March 31, 2024, respectively. The income tax provision and the effective tax rate are primarily driven by state and international taxes.

The Company maintains a valuation allowance on the majority of its deferred tax assets as it has concluded that it is more likely than not that the deferred assets will not be utilized.
11. Net Loss Per Share

The computation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	($ in millions, except per share amounts)
Numerator:
Net loss attributable to common stockholders	$(47.7)	$(167.3)	$(140.5)	$(521.4)
Denominator:
Weighted-average common shares outstanding	394,010,264	367,931,183	385,954,344	362,910,381
Net loss per share, basic and diluted	$(0.12)	$(0.45)	$(0.36)	$(1.44)
Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding above as the effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Employee stock options	6,651,155	6,738,811	6,529,597	7,711,797
Restricted stock units and awards	23,387,776	1,207,888	16,553,962	946,340
Shares estimated to be purchased under ESPP	729,394	—	272,357	—
Convertible senior notes	77,284,420	—	77,284,420	—

Capped Calls
For the three and nine months ended March 31, 2024, the denominator for basic and diluted loss per share does not include any effect from the Capped Call Transactions the Company entered into concurrently with the issuance of the 2026 Notes as this effect would have been anti-dilutive. During the fiscal year ended June 30, 2024, the Capped Call Transactions were terminated. Refer to Note 7 - Debt for additional information.

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

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Connected Fitness Products:
Revenue	$205.5	$279.9	$618.5	$779.6
Cost of revenue	176.2	268.3	541.7	748.5
Gross profit	$29.3	$11.6	$76.8	$31.1
Subscription:
Revenue	$418.5	$437.8	$1,265.4	$1,277.3
Cost of revenue	129.8	139.8	402.0	414.0
Gross profit	$288.8	$298.1	$863.4	$863.3
Consolidated:
Revenue	$624.0	$717.7	$1,883.9	$2,056.9
Cost of revenue	306.0	408.0	943.7	1,162.4
Gross profit	$318.1	$309.7	$940.2	$894.5
Reconciliation of Gross Profit
Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable Segment Gross Profit to consolidated loss before provision for income tax is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Segment Gross Profit	$318.1	$309.7	$940.2	$894.5
Sales and marketing	(106.5)	(170.3)	(341.1)	(546.7)
General and administrative	(151.4)	(153.0)	(402.2)	(464.9)
Research and development	(59.6)	(76.8)	(178.4)	(235.4)
Impairment expense	(30.7)	(19.0)	(52.3)	(46.7)
Restructuring expense	(2.4)	(37.6)	(8.6)	(68.8)
Supplier settlements	—	0.9	(23.5)	2.4
Total other expense, net	(14.5)	(20.4)	(72.3)	(56.1)
Loss before provision for income taxes	$(46.9)	$(166.7)	$(138.2)	$(521.8)

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

Overview
Peloton is a leading global fitness company with a highly engaged community of 6.1 million Members as of March 31, 2025. A category innovator at the nexus of fitness, technology, and media, Peloton's first-of-its-kind subscription platform seamlessly combines innovative hardware, distinctive software, and exclusive content. Its world-renowned instructors coach and motivate Members to be the best version of themselves anytime, anywhere. We define a “Member” as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid App Subscription, inclusive of the Peloton App One and App+ Memberships and the Strength+ App Membership, and completes one or more workouts in the trailing 12 month period. We define a completed workout as either completing (i) at least 50% of an instructor-led class, scenic ride, scenic run, or coach-led Strength+ program, (ii) ten or more minutes of “Just Ride”, “Just Run”, “Just Row”, or (iii) a custom Strength+ workout.

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

Third Quarter Fiscal 2025 Update and Recent Developments
In the three months ended March 31, 2025, we continued to execute on our fiscal year 2025 operating goals. Operating expenses decreased 23% year-over-year, we generated over $90 million of GAAP Net Cash Provided by Operating Activities and non-GAAP Free Cash Flow, and our balance sheet is deleveraging quickly.

Improve Member Outcomes
Member happiness continued to improve in the three months ended March 31, 2025, as measured by Net Promoter Score (“NPS”) and Member Satisfaction Scores (“MSAT”). We achieved an NPS above 70 for all of our Cardio hardware products and above 80 for the Tread. Member Support MSAT was 4.3 in the three months ended March 31, 2025, reflecting an improvement of 1% quarter-over-quarter and 20% year-over-year, while Service & Repair MSAT was 4.5, an improvement of 5% quarter-over-quarter and 7% year-over-year.

We see an opportunity to be a more holistic wellness provider by offering solutions to our Members that address strength, mental well-being, sleep & recovery, and more. The mix of Member engagement in these categories is increasing, so we’re responding by creating even more experiences to serve these needs. Additionally, with so many classes to choose from, we want to help our Members reach their goals more easily by recommending the best workouts for them. In January, we launched Personalized Plans, which uses artificial intelligence and machine learning to enable Members to create workout plans tailored to their goals and preferences. Nearly half a million Members started a Personalized Plan in the three months ended March 31, 2025, and we’re pleased with the repeat engagement from Members using them.

Meet Members Everywhere
We recently launched a pilot program with Precor to bring a collection of Peloton Instructor-led tread classes to select Precor treadmills. Given the unique demands of gym operators and the duty cycles imposed on gym equipment, we've also engaged Precor to provide installation and maintenance support for Peloton equipment in gyms. Also in the three months ended March 31, 2025, we met nearly 1,000 first-time Peloton users in our recently launched Peloton workout space at the University of Texas at Austin, and we launched a new collection of on-demand Peloton workouts for Hilton’s Connected Room Experience across 2,400 Hilton hotels.

Retail presence in owned and third-party locations provides critical in-person touchpoints for prospective Members to try our hardware products. Our microstore test in Nashville, Tennessee, which has approximately one tenth the square footage and a much more flexible lease commitment, exceeded our average North American retail showroom’s in-store engagement and revenue during the three months ended March 31, 2025. Additionally, third-party retail enables us to capture incremental hardware sales by meeting Members where they already shop. Amazon’s seasonal sales events are a great example. We observed year-over-year growth in hardware sales from the Amazon Big Spring Sale in the U.S. in the three months ended March 31, 2025.

Meeting Members everywhere includes growing in our international markets, where we grew Paid Connected Fitness Subscriptions for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. We’ve taken a disciplined approach to right-sizing costs in our international business while deploying localized marketing strategies, including our Member Stories campaigns featuring popular TV personalities in the U.K. and Germany. A prerequisite to scaling internationally is cost-effectively translating our programming, especially given our enormous output – 3,300 new classes in the three months ended March 31, 2025 alone. In March, we launched AI-powered subtitles, starting with our existing languages of English, Spanish, and German, and we are now translating roughly 100 classes per day.

Create Members for Life
We are committed to delivering elevated experiences at each stage of the Member lifecycle, by optimizing the journey from point of purchase to delivery, installation, onboarding, and beyond. This quarter, we worked with our repair partners to pilot dedicated vans stocked with Peloton spare parts to increase first-visit repair resolution, and we are now extending that pilot to additional locations. We also introduced AI into our call centers, providing our agents with a powerful intelligent agent while still delivering the human interactions our Members expect.

We also expanded our Teams features in the three months ended March 31, 2025, launching Team Feed and Community Teams. Team Feed allows Members who have joined a team to share workout activity and react to activity from teammates. Community Teams are public, discoverable and recommended groups of up to 50,000 Members. Members have created nearly 100,000 teams and we’re seeing higher engagement from Members within the first month of joining a Team.

Operate with Business Excellence
We are focusing on operating more efficiently, which includes both lowering our operating expenses and optimizing our pricing and promotional strategy to improve our unit economics and expand gross margins. We have made significant progress in reducing costs and we continue to track ahead of our target to achieve $200 million of run-rate cost savings by the end of fiscal year 2025.

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

Other Developments
We have received a small number of reports that a Bike+ seat post broke during use. We are planning to offer certain Bike+ Members our newest seat post. We do not currently expect that the expenses associated with this plan will be material to our financial position. In the event we incur material expenses or face other challenges relating to the Bike+ seat post, including the implementation of other measures resulting from our engagement with governmental authorities on this matter, our results of operations, financial condition and reputation could be adversely affected.

Key Operational and Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended March 31,
	2025	2024
Ending Paid Connected Fitness Subscriptions(1)	2,880,176	3,051,451
Average Net Monthly Paid Connected Fitness Subscription Churn(1)	1.2%	1.2%
Ending Paid App Subscriptions(1)	572,775	675,190
Average Monthly Paid App Subscription Churn(1)	8.1%	9.0%
Subscription Gross Profit (in millions)	$288.8	$298.1
Subscription Contribution (in millions)(2)	$304.9	$316.4
Subscription Gross Margin	69.0%	68.1%
Subscription Contribution Margin(2)	72.9%	72.3%
Net loss (in millions)	$(47.7)	$(167.3)
Adjusted EBITDA (in millions)(3)	$89.4	$5.8
Net cash provided by operating activities (in millions)	$96.7	$11.6
Free Cash Flow (in millions)(4)	$94.7	$8.6
______________________________
(1) Beginning January 1, 2025, the Company migrated its subscription data model for reporting Ending Paid Connected Fitness Subscriptions, Average Net Monthly Paid Connected Fitness Subscription Churn, Ending Paid App Subscriptions, and Average Monthly Paid App Subscription Churn to a new data model that provides greater visibility to changes to a subscription's payment status when they occur. The new model gives the Company more precise and timely data on subscription pause and churn behavior. Prior period information has been revised to conform with current period presentation. The impact of this change in the model on Ending Paid Connected Fitness Subscriptions, Average Net Monthly Paid Connected Fitness Subscription Churn, Ending Paid App Subscriptions and Average Monthly Paid App Subscription Churn for the three months ended March 31, 2025 and 2024 is immaterial.
(2) Please see the section titled “Non-GAAP Financial Measures—Subscription Contribution and Subscription Contribution Margin” for a reconciliation of Subscription Gross Profit to Subscription Contribution and an explanation of why we consider Subscription Contribution and Subscription Contribution Margin to be helpful measures for investors.
(3) Please see the section titled “Non-GAAP Financial Measures—Adjusted EBITDA” for a reconciliation of Net loss to Adjusted EBITDA and an explanation of why we consider Adjusted EBITDA to be a helpful measure for investors.
(4) Please see the section titled “Non-GAAP Financial Measures—Free Cash Flow” for a reconciliation of net cash provided by (used in) operating activities to Free Cash Flow and an explanation of why we consider Free Cash Flow to be a helpful measure for investors.

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

Average Monthly Paid App Subscription Churn
When a Subscriber to App One, App+, or Strength+ cancels their membership (a churn event) and resubscribes in a subsequent period, the resubscription is considered a new subscription (rather than a reactivation that is counted as a reduction in our churn count). Average Paid App Subscription Churn is calculated as follows: Paid App Subscription cancellations in the quarter, divided by the average number of beginning Paid App Subscriptions each month, divided by three months.

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

As of March 31, 2025, 99% and 83% of our Connected Fitness Subscription and Paid App Subscription bases, respectively, were paying month-to-month.

If a Connected Fitness Subscription owns multiple, different Peloton Connected Fitness Products (such as a Peloton Bike and Peloton Tread) in the same household, the price of the Subscription remains $44 monthly. As of March 31, 2025, approximately 12% of our Connected Fitness Subscriptions owned multiple, different Connected Fitness Products.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$205.5	$279.9	$618.5	$779.6
Subscription	418.5	437.8	1,265.4	1,277.3
Total revenue	624.0	717.7	1,883.9	2,056.9
Cost of revenue(1)(2)
Connected Fitness Products	176.2	268.3	541.7	748.5
Subscription	129.8	139.8	402.0	414.0
Total cost of revenue	306.0	408.0	943.7	1,162.4
Gross profit	318.1	309.7	940.2	894.5
Operating expenses
Sales and marketing(1)(2)	106.5	170.3	341.1	546.7
General and administrative(1)(2)	151.4	153.0	402.2	464.9
Research and development(1)(2)	59.6	76.8	178.4	235.4
Impairment expense	30.7	19.0	52.3	46.7
Restructuring expense(1)	2.4	37.6	8.6	68.8
Supplier settlements	—	(0.9)	23.5	(2.4)
Total operating expenses	350.5	455.9	1,006.0	1,360.1
Loss from operations	(32.4)	(146.2)	(65.8)	(465.7)
Other expense, net:
Interest expense	(32.6)	(27.7)	(102.6)	(82.6)
Interest income	7.9	9.3	23.7	26.2
Foreign exchange gain (loss)	10.3	(2.1)	6.6	(0.2)
Other (expense) income, net	(0.1)	—	—	0.5
Total other expense, net	(14.5)	(20.4)	(72.3)	(56.1)
Loss before provision for income taxes	(46.9)	(166.7)	(138.2)	(521.8)
Income tax expense (benefit)	0.8	0.6	2.3	(0.3)
Net loss	$(47.7)	$(167.3)	$(140.5)	$(521.4)

____________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Cost of revenue
Connected Fitness Products	$2.1	$2.7	$6.9	$7.6
Subscription	9.2	9.9	28.2	29.6
Total cost of revenue	11.4	12.6	35.1	37.2
Sales and marketing	4.2	4.9	12.6	15.6
General and administrative	41.3	34.1	93.8	101.6
Research and development	10.7	14.7	34.7	45.3
Restructuring expense	—	1.7	—	8.9
Total stock-based compensation expense	$67.6	$67.9	$176.2	$208.6
____________________
(2) Includes depreciation and amortization expense as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Cost of revenue
Connected Fitness Products	$3.8	$4.6	$12.0	$12.1
Subscription	7.0	8.5	22.4	26.5
Total cost of revenue	10.8	13.1	34.3	38.6
Sales and marketing	4.2	5.7	13.6	18.1
General and administrative	4.0	5.8	13.5	18.1
Research and development	2.3	2.5	7.4	8.2
Total depreciation and amortization expense	$21.2	$27.1	$68.8	$83.0
Comparison of the Three and Nine Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$205.5	$279.9	(26.6)%	$618.5	$779.6	(20.7)%
Subscription	418.5	437.8	(4.4)	1,265.4	1,277.3	(0.9)
Total revenue	$624.0	$717.7	(13.1)%	$1,883.9	$2,056.9	(8.4)%
Percentage of revenue
Connected Fitness Products	32.9%	39.0%		32.8%	37.9%
Subscription	67.1	61.0		67.2	62.1
Total	100.0%	100.0%		100.0%	100.0%
Three and Nine Months Ended March 31, 2025 and 2024
Connected Fitness Products Revenue decreased $74.4 million and $161.1 million for the three and nine months ended March 31, 2025, respectively, compared to the three and nine months ended March 31, 2024. These decreases were primarily attributable to fewer Connected Fitness product deliveries driven by lower demand during the three and nine months ended March 31, 2025 when compared to the three and nine months ended March 31, 2024. The decrease for the nine months ended March 31, 2025 was partially offset by more Tread+ deliveries and improvements in Precor revenue during the nine months ended March 31, 2025.

Subscription Revenue decreased $19.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to decreases in Paid Connected Fitness and App Subscriptions. The decrease was partially offset by an increase in Used Equipment Activation Fee revenue, which was introduced during the first quarter of fiscal 2025.

Subscription Revenue decreased $11.8 million for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, primarily due to decreases in Paid Connected Fitness and App Subscriptions. This decrease was partially offset by an increase in content licensing revenue and incremental Used Equipment Activation Fee revenue, which was introduced during the first quarter of fiscal 2025.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
	(dollars in millions)
Cost of revenue:
Connected Fitness Products	$176.2	$268.3	(34.3)%	$541.7	$748.5	(27.6)%
Subscription	129.8	139.8	(7.1)	402.0	414.0	(2.9)
Total cost of revenue	$306.0	$408.0	(25.0)%	$943.7	$1,162.4	(18.8)%
Gross Profit:
Connected Fitness Products	$29.3	$11.6	151.6%	$76.8	$31.1	146.4%
Subscription	288.8	298.1	(3.1)	863.4	863.3	—
Total Gross profit	$318.1	$309.7	2.7%	$940.2	$894.5	5.1%
Gross Margin:
Connected Fitness Products	14.3%	4.2%		12.4%	4.0%
Subscription	69.0%	68.1%		68.2%	67.6%

Three Months Ended March 31, 2025 and 2024
Connected Fitness Products Cost of revenue decreased $92.1 million, or 34.3%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was primarily driven by fewer deliveries across all Connected Fitness product categories, resulting from lower demand during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as well as lower freight and warehousing costs and lower inventory write-downs.

Our Connected Fitness Products Gross Margin increased to 14.3% for the three months ended March 31, 2025 compared to 4.2% for the three months ended March 31, 2024. This increase was primarily driven by lower inventory write-downs, a mix shift towards higher margin products, and lower warehousing and transportation costs during the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. These improvements were partially offset by changes in our warranty reserves.

Subscription Cost of revenue decreased $10.0 million, or 7.1% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to lower costs associated with music royalties, platform streaming, and content production.

Subscription Gross Margin remained mostly consistent for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Nine Months Ended March 31, 2025 and 2024
Connected Fitness Products Cost of revenue for the nine months ended March 31, 2025 decreased $206.7 million, or 27.6%, compared to the nine months ended March 31, 2024. This decrease was primarily driven by fewer Connected Fitness product deliveries, resulting from lower demand during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, as well as lower freight and warehousing costs. The decrease was partially offset by increased Tread+ deliveries during the nine months ended March 31, 2025, which resumed during the third quarter of fiscal 2024.

Our Connected Fitness Products Gross Margin increased to 12.4% for the nine months ended March 31, 2025 compared to 4.0% for the nine months ended March 31, 2024. This increase was primarily driven a mix shift towards higher margin products, as well as lower inventory write-downs and lower warehousing and transportation costs during the nine months ended March 31, 2025 when compared to the nine months ended March 31, 2024. These improvements were partially offset by changes in our warranty reserves.

Subscription Cost of revenue decreased $12.0 million, or 2.9% during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, primarily attributable to lower costs associated with content production and music royalties, a reduction in depreciation and amortization expense, and lower personnel-related expenses, inclusive of stock-based compensation expense, due to decreased average headcount.

Subscription Gross Margin remained consistent for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024.

Operating Expenses
Sales and Marketing

	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
	(dollars in millions)
Sales and marketing	$106.5	$170.3	(37.5)%	$341.1	$546.7	(37.6)%
As a percentage of total revenue	17.1%	23.7%		18.1%	26.6%

Three and Nine Months Ended March 31, 2025 and 2024
Sales and marketing expense decreased $63.8 million and $205.6 million for the three and nine months ended March 31, 2025, respectively, compared to the three and nine months ended March 31, 2024, primarily driven by decreases of $51.8 million and $167.9 million in acquisition, brand, and creative marketing spend for the three and nine months ended March 31, 2025, respectively, and decreases of $3.8 million and $14.1 million in personnel-related expenses, inclusive of stock-based compensation expense, mainly due to decreased average headcount, for the three and nine months ended March 31, 2025, respectively.

General and Administrative

	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
	(dollars in millions)
General and administrative	$151.4	$153.0	(1.1)%	$402.2	$464.9	(13.5)%
As a percentage of total revenue	24.3%	21.3%		21.3%	22.6%

Three Months Ended March 31, 2025 and 2024
General and administrative expense decreased $1.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, mainly driven by a decrease of $4.9 million in settlement costs and professional services fees (comprised of legal, accounting, and consulting fees), a decrease of $1.9 million in software and IT costs, and a decrease of $1.8 million in depreciation and amortization costs. These decreases were partially offset by a net increase of $7.0 million in personnel-related expenses, inclusive of stock-based compensation expense, for the three months ended March 31, 2025, primarily driven by $21.0 million of executive departure costs mainly due to acceleration of stock-based compensation and severance expense under our exits of individuals covered by the Change in Control Plan (the “Severance Plan”). Excluding the impact of these executive departures, general and administrative expense decreased $22.7 million or 14.8% year-over-year.

Nine Months Ended March 31, 2025 and 2024
General and administrative expense decreased $62.7 million for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, mainly driven by a decrease of $32.8 million in settlement costs and professional services fees (comprised of legal, accounting, and consulting fees), a net decrease of $16.7 million in personnel-related expenses, inclusive of stock-based compensation and severance expense, primarily due to decreased average headcount, and a decrease of $5.0 million in software and IT costs for the nine months ended March 31, 2025.

Research and Development

	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
	(dollars in millions)
Research and development	$59.6	$76.8	(22.5)%	$178.4	$235.4	(24.2)%
As a percentage of total revenue	9.5%	10.7%		9.5%	11.4%
Three and Nine Months Ended March 31, 2025 and 2024
Research and development expense decreased $17.2 million and $57.0 million for the three and nine months ended March 31, 2025 respectively, compared to the three and nine months ended March 31, 2024, mainly driven by a $13.1 million and $41.0 million decrease in personnel-related expenses, inclusive of stock-based compensation expense, primarily due to decreased average headcount, for the three and nine months ended March 31, 2025, respectively, and a $2.6 million and $11.3 million decrease in product development costs, primarily due to a reduction in contractor spend for the three and nine months ended March 31, 2025, respectively.

Impairment expense

	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
	(dollars in millions)
Impairment expense	$30.7	$19.0	61.4%	$52.3	$46.7	12.0%

Three Months Ended March 31, 2025 and 2024
Impairment expense increased $11.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to $32.2 million in asset write-downs and write-offs related to plans to right-size portions of our corporate office footprint during the three months ended March 31, 2025. This increase was partially offset by a $20.4 million decrease in impairment expense related to the exit of retail showroom locations during the three months ended March 31, 2025.

Nine Months Ended March 31, 2025 and 2024
Impairment expense increased $5.6 million for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, primarily due to $32.2 million in asset write-downs and write-offs related to plans to right-size portions of our corporate office footprint during the nine months ended March 31, 2025. This increase was partially offset by a $16.7 million decrease due to impairments related to Peloton Output Park during the nine months ended March 31, 2024, and a $7.5 million decrease in impairment expense related to the exit of retail showroom locations during the nine months ended March 31, 2025.

Restructuring expense

	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
	(dollars in millions)
Restructuring expense	$2.4	$37.6	(93.7)%	$8.6	$68.8	(87.5)%

Three and Nine Months Ended March 31, 2025 and 2024
Restructuring expense decreased $35.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a decrease of $33.4 million in cash severance and other personnel costs due to charges incurred during the three months ended March 31, 2024 in connection with the 2024 Restructuring Plan. For the nine months ended March 31, 2025, Restructuring expense decreased $60.2 million compared to the nine months ended March 31, 2024, primarily due to a $48.7 million decrease in personnel-related expenses, inclusive of severance and stock-based compensation expense during the nine months ended March 31, 2025, as well as decreases in exit and disposal costs, including non-cash charges of $3.8 million relating to the loss on sale of a manufacturing subsidiary in Taiwan during the nine months ended March 31, 2024.

Supplier Settlements

	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
	(dollars in millions)
Supplier Settlements	$—	$(0.9)	*NM	$23.5	$(2.4)	*NM
___________________________
*NM - not meaningful
Three and Nine Months Ended March 31, 2025 and 2024
Supplier settlements were flat for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, and increased $25.9 million for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024 due to the settlement of disputes with a third-party supplier about certain alleged past and future commitments.

Total Other Expense, Net and Income Tax Expense (Benefit)

	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
	(dollars in millions)
Interest expense	$(32.6)	$(27.7)	17.7%	$(102.6)	$(82.6)	24.2%
Interest income	7.9	9.3	(14.9)%	23.7	26.2	(9.5)%
Foreign exchange gain (loss)	10.3	(2.1)	*NM	6.6	(0.2)	*NM
Other (expense) income, net	(0.1)	—	*NM	—	0.5	*NM
Income tax expense (benefit)	0.8	0.6	24.8%	2.3	(0.3)	*NM
___________________________
*NM - not meaningful

Total other expense, net, was composed of the following for the three and nine months ended March 31, 2025:
•Interest expense primarily related to our term loan and convertible notes, and deferred financing costs of $32.6 million and $102.6 million, respectively;
•Interest income from cash, cash equivalents, and short-term investments of $7.9 million and $23.7 million, respectively;
•Foreign exchange gains of $10.3 million and $6.6 million, respectively; and
•Other expense, net of $0.1 million and zero, respectively.

Total other expense, net, was composed of the following for the three and nine months ended March 31, 2024:
•Interest expense primarily related to our term loan and convertible notes, and deferred financing costs of $27.7 million and $82.6 million, respectively;
•Interest income from cash, cash equivalents, and short-term investments of $9.3 million and $26.2 million, respectively;
•Foreign exchange losses of $2.1 million and $0.2 million, respectively; and
•Other income, net of zero and $0.5 million, respectively.

Income tax expense for the three and nine months ended March 31, 2025 of $0.8 million and $2.3 million, respectively, was primarily due to state and international taxes. Income tax expense (benefit) for the three and nine months ended March 31, 2024 of $0.6 million and $(0.3) million, respectively, was primarily due to state and international taxes.
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

The following table presents a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Adjusted EBITDA

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Net loss	$(47.7)	$(167.3)	$(140.5)	$(521.4)
Adjusted to exclude the following:
Total other expense, net(1)	14.5	20.4	72.3	56.1
Income tax expense (benefit)	0.8	0.6	2.3	(0.3)
Depreciation and amortization expense	21.2	27.1	68.8	83.0
Stock-based compensation expense	67.6	66.1	176.2	199.7
Impairment expense	30.7	19.0	52.3	46.7
Restructuring expense(2)	2.4	37.6	8.6	69.9
Supplier settlements(3)	—	(0.9)	23.5	(2.4)
Product recall related matters(4)	—	—	—	(8.2)
Litigation and settlement expenses(5)	—	3.1	—	10.2
Adjusted EBITDA	$89.4	$5.8	$263.6	$(66.8)
______________________
(1) Primarily consists of Interest expense of $32.6 million and $102.6 million, foreign exchange gains of $(10.3) million and $(6.6) million, and Interest income of $(7.9) million and $(23.7) million, for the three and nine months ended March 31, 2025, respectively. Primarily consists of Interest expense of $27.7 million and $82.6 million, foreign exchange losses of $2.1 million and $0.2 million, and Interest income of $(9.3) million and $(26.2) million, for the three and nine months ended March 31, 2024, respectively.
(2) Represents charges incurred in connection with the Restructuring Plans, refer to Note 4 - Restructuring in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3) Represents accrual for the nine months ended March 31, 2025 related to settlement of disputes with a third-party supplier about certain alleged past and future commitments, which occurred due to part of an unusual, one-time effort to adjust the Company’s forecasted inventory during its fiscal years 2022 and 2023. With this settlement, we have substantially settled our purchase commitments related disputes with our suppliers that were linked to our one-time effort to evaluate and adjust the Company’s forecasted inventory needs with its suppliers during fiscal years 2022 and 2023. As such, we currently do not expect to add-back in the future any additional supplier settlements related to that effort.
(4) Represents adjustments and charges primarily associated with our Tread+ and Bike Seat Post product recall related matters, as well as accrual adjustments. These include adjustments to Connected Fitness Products Revenue for actual and estimated future returns of $(3.9) million for the nine months ended March 31, 2024. These also include recorded benefits in Connected Fitness Products Cost of revenue associated with recall related matters of $(4.3) million for the nine months ended March 31, 2024.
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

The following table presents a reconciliation of Subscription Contribution and Subscription Contribution Margin to Subscription Gross Profit and Subscription Gross Margin, respectively, which are the most directly comparable financial measures prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(dollars in millions)
Subscription Revenue	$418.5	$437.8	$1,265.4	$1,277.3
Less: Subscription Cost of revenue	129.8	139.8	402.0	414.0
Subscription Gross Profit	$288.8	$298.1	$863.4	$863.3
Subscription Gross Margin	69.0%	68.1%	68.2%	67.6%
Add back:
Depreciation and amortization expense	$7.0	$8.5	$22.4	$26.5
Stock-based compensation expense	9.2	9.9	28.2	29.6
Subscription Contribution	$304.9	$316.4	$914.0	$919.4
Subscription Contribution Margin	72.9%	72.3%	72.2%	72.0%

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

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Net cash provided by (used in) operating activities	$96.7	$11.6	$215.9	$(98.8)
Capital expenditures	(2.1)	(3.0)	(4.6)	(13.0)
Free Cash Flow	$94.7	$8.6	$211.3	$(111.8)

Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, and our term loan, as well as cash flows from operating activities. As of March 31, 2025, we had Cash and cash equivalents of approximately $914.3 million.

We anticipate capital expenditures over the next 12 months to include investments in product development, content and our studios, and systems implementation.

We believe our existing cash and cash equivalent balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months and beyond. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, timing to adjust our supply chain and cost structures in response to material fluctuations in product demand, timing and amount of spending related to acquisitions, the timing and amount of spending on research and development and manufacturing initiatives, the timing and financial impact of product recalls, sales and marketing activities, the timing of new product introductions, market acceptance of our Connected Fitness Products, timing and investments needed for international expansion, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in further dilution to our stockholders. The incurrence of debt financing would result in increased debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

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

The effective interest rate upon issuance of the 2029 Notes was 5.97%, which is the effective interest rate as of March 31, 2025.

The 2029 Notes will mature on December 1, 2029, unless earlier converted, redeemed, or repurchased. The 2029 Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events. A holder may convert its 2029 Notes during any calendar quarter (and only during such calendar quarter), if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The last reported sale price of the Class A common stock exceeded 130% of the conversion price of the 2029 Notes for more than 20 trading days during the 30 consecutive trading days ended March 31, 2025. Accordingly, as of April 1, 2025, the 2029 Notes may be converted at the option of the applicable holder through June 30, 2025.

On or after September 1, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2029 Notes, in multiples of $1,000 principal amount, at the option of the holder.

The Company may satisfy any conversion obligation under the 2029 Notes by paying and/or delivering, as the case may be, cash, shares of the Class A common stock or a combination of cash and shares of the Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2029 Notes Indenture. If all of the 2029 Notes were to be converted prior to June 30, 2025, the Company’s current intention would be to settle such conversion in shares of the Class A common stock.

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

The effective interest rate upon issuance of the 2026 Notes was 0.45%, which is the effective interest rate as of March 31, 2025.

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

The Revolving Facility, when drawn, bears interest at a rate equal to, at our option, either the Alternate Base Rate (as defined in the Third Amended and Restated Credit Agreement) plus 4.00% per annum or the Term SOFR Rate (as defined in the Third Amended and Restated Credit Agreement) plus 5.00% per annum. We are required to pay an annual commitment fee of 0.500% or 0.375% per annum, depending on whether the First Lien Net Leverage Ratio (as defined in the Third Amended and Restated Credit Agreement) is greater or less than 5.00 to 1.00, on a quarterly basis based on the unused portion of the Revolving Facility.

The Term Loan initially bears interest at a rate equal to, at our option, either the Alternate Base Rate (as defined in the Third Amended and Restated Credit Agreement) plus 5.00% per annum or the Term SOFR Rate (as defined in the Third Amended and Restated Credit Agreement) plus 6.00% per annum. The applicable rate for Alternate Base Rate loans or Term SOFR Rate loans is subject to a 0.50% step down, depending on whether the First Lien Net Leverage Ratio is less than 5.00 to 1.00 as measured on a quarterly basis. Any borrowing at the Alternate Base Rate is subject to a 1.00% floor and the Term SOFR Rate is subject to a 0.00% floor.

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

During the three and nine months ended March 31, 2025, we incurred total commitment fees of $0.1 million and $0.4 million, respectively, and $0.3 million and $1.0 million during the three and nine months ended March 31, 2024, respectively, which are included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of March 31, 2025, we had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and we had $992.5 million total outstanding borrowings under the Third Amended and Restated Credit Agreement.

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

As of March 31, 2025, we had not drawn any amount under the Revolving Facility and as such did not have to test the financial covenants under the Third Amended and Restated Credit Agreement. We are required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of March 31, 2025, the Company had outstanding letters of credit totaling $47.7 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheets.

Upon entering into the Term Loan, the effective interest rate was 12.4% and the current effective interest rate as of March 31, 2025 is 10.9%.

Cash Flows

	Nine Months Ended March 31,
	2025	2024
	(in millions)
Net cash provided by (used in) operating activities	$215.9	$(98.8)
Net cash (used in) provided by investing activities	(0.4)	33.5
Net cash provided by financing activities	2.1	29.0
Operating Activities
Net cash provided by operating activities of $215.9 million for the nine months ended March 31, 2025 was primarily related to non-cash adjustments of $339.5 million and a net decrease in operating assets and liabilities of $16.8 million, partially offset by a net loss of $140.5 million. Non-cash adjustments primarily consisted of $176.2 million of stock-based compensation expense, $68.8 million of depreciation and amortization, $52.3 million of impairment expense, and $41.9 million of non-cash operating lease expense. The decrease in operating assets and liabilities was primarily due to a $125.0 million decrease in net inventory levels and a $25.2 million decrease in prepaid expenses and other current assets, partially offset by a $79.5 million decrease in accounts payable and accrued expenses and a $64.1 million decrease in net operating lease liabilities due to lease payments and lease terminations as we continue to reduce our real estate footprint through our 2024 Restructuring Plan efforts.

The increase in cash provided by operating activities during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, was driven by operating expense reductions following the 2024 Restructuring Plan and gross profit improvements.

Investing activities
Net cash used in investing activities of $0.4 million for the nine months ended March 31, 2025 was primarily related to $4.6 million used for capital expenditures, partially offset by $4.2 million in proceeds from the sale of the remaining Peloton Output Park land parcel.

The decrease in cash provided by investing activities during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024 is due to less cash proceeds from the sale of the remaining Peloton Output Park land parcel during the nine months ended March 31, 2025 when compared to the proceeds received from the sale of Peloton Output Park and a manufacturing subsidiary in Taiwan during the nine months ended March 31, 2024, partially offset by fewer capital expenditures during the nine months ended March 31, 2025.

Financing activities
Net cash provided by financing activities of $2.1 million for the nine months ended March 31, 2025 was primarily related to net proceeds from option exercises under our employee stock plans and purchases under the ESPP of $9.7 million, partially offset by $7.5 million in principal repayments on the Term Loan. A reduction in proceeds from option exercises under our employee stock plans during the nine months ended March 31, 2025 contributed to a decrease in net cash provided by financing activities compared to the nine months ended March 31, 2024.

Commitments
As of March 31, 2025, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$636.8	$94.2	$153.8	$109.1	$279.7
Minimum guarantees (2)	123.2	107.5	15.5	0.3	—
Unused credit facility fee payments (3)	2.2	0.5	1.0	0.6	—
Other purchase obligations (4)	72.9	47.1	25.3	0.4	—
Convertible senior notes (5)	549.0	199.0	—	350.0	—
Term loan (5)	992.5	10.0	20.0	962.5	—
Total	$2,376.5	$458.3	$215.6	$1,422.9	$279.7
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
(3) Pursuant to the Third Amended and Restated Credit Agreement, we are required to pay a commitment fee of 0.500% or 0.375% per annum, depending on whether the First Lien Net Leverage Ratio (as defined in the Third Amended and Restated Credit Agreement) is greater or less than 5.00 to 1.00, on a quarterly basis based on the unused portion of the Revolving Facility.
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

As of March 31, 2025, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were estimated to be approximately $83.3 million. See “Risk Factors—Risks Related to Our Business—Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in our Form 10-K.

Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of March 31, 2025.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part I, Item 7 of our Form 10-K. There have been no significant changes to these accounting policies and estimates for the three and nine months ended March 31, 2025.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We had Cash and cash equivalents of $914.3 million as of March 31, 2025. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented in this Quarterly Report on Form 10-Q would not have had a material impact on our condensed consolidated financial statements.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As described below, we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Solely as a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

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

Management has made significant enhancements to the Company’s inventory management process related to the existence, completeness and valuation of inventory. Management has implemented new or enhanced internal control procedures intended to both address the identified material weakness and strengthen our overall financial control environment, including:

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
•Consolidated our inventory network to reduce exposure to locations with historically high physical count inaccuracy; and
•Made enhancements to training of standard operating procedures and internal controls to key stakeholders within the supply chain, logistics, and inventory processes.

These steps are subject to ongoing senior management review, as well as oversight by the audit committee of our Board of Directors.

While significant progress has been made to remediate this material weakness, management does not believe that these corrective measures have been operating for a sufficient period of time to enable management to conclude that these internal controls over financial reporting are operating effectively and sufficiently to remediate this material weakness. When fully operational, we believe the measures described above will remediate the material weakness. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

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

Management has designed and performed additional procedures on a quarterly basis to gain comfort over the completeness and accuracy of the financial information relied upon at Precor and to ensure material errors do not exist within the Precor information consolidated into Peloton’s financial statements. We have not identified any material errors or misstatements as a result of these procedures in our interim financial statements for the quarter ended March 31, 2025 or in our annual financial statements for the year ended June 30, 2024 or June 30, 2023.

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

Management has made significant progress towards the remediation of the material weakness through the design and implementation of certain business process controls which mitigate areas of significant financial risk, enhancements in the execution of key business processes at Precor, and improvement in the level of detail captured within controls supporting documentation. We will not be able to conclude that we have remediated this material weakness until the applicable remedial measures are fully implemented and operate for a sufficient period of time and management has concluded, through formal design and operating effectiveness testing, that the remediated controls are operating effectively. We will continue to monitor the design and effectiveness of these implemented controls and make any further changes management deems appropriate.

We concluded neither of the material weaknesses described above resulted in any material misstatements in our financial statements or disclosures in the current year or in our annual consolidated financial statements in any of the prior fiscal years in which these material weaknesses existed. Based on additional procedures and post-closing review, management concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of our directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

PELOTON INTERACTIVE, INC.
Date: May 8, 2025	By:	/s/ Peter Stern
Peter Stern Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Elizabeth F Coddington
Elizabeth F Coddington Chief Financial Officer (Principal Financial Officer)