Form 10-K
period 2025-06-30
PELOTON INTERACTIVE, INC.
filed 2025-08-07
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $3.2 billion based upon the closing price reported for such date on The Nasdaq Global Select Market.

As of July 30, 2025, the number of shares of the registrant’s Class A common stock outstanding was 391,926,269 and the number of shares of the registrant’s Class B common stock outstanding was 15,837,270.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

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

•our ability to successfully execute our business strategy;

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

•demand for our products and services and growth of the connected fitness and wellness market;

•our ability to maintain the value and reputation of the Peloton brand;

•disruptions or failures of our information technology systems, or websites, or those of third parties on whom we rely;

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

•actual or perceived defects in, or safety of, our products, including any impact of product recalls, quality improvement or similar programs or legal or regulatory claims, proceedings or investigations involving our products;

•increases in component costs, long lead times, supply shortages or other supply chain disruptions;

•accidents, safety incidents or workforce disruptions;

•seasonality or other fluctuations in our annual or quarterly results;

•our ability to generate class content;

•risks related to acquisitions or dispositions and our ability to integrate any such acquired companies into our operations and control environment, including Precor;

•risks related to expansion into international markets;

•risks related to payment processing, cybersecurity, or data privacy;

•risks related to artificial intelligence (“AI”) and our integration of AI into our products, services and business operations;

•risks related to our Peloton Apps (as defined below) and their ability to work with a range of mobile and streaming technologies, systems, networks, and standards;

•our ability to effectively price and market our Connected Fitness Products and subscriptions and our limited operating history with which to predict the profitability of our subscription model;

•any inaccuracies in, or failure to achieve, operational and business metrics or forecasts of market growth;

•our ability to maintain effective internal control over financial reporting and our financial and management systems;

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

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Our forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations, except as required by law.

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
•Changes in trade policies in the U.S. and internationally, including the imposition of tariffs, have had, and may continue to have, an adverse effect on our business, financial condition and results of operations.
•Any major disruption or failure of our information technology systems or websites, or those of third-parties on whom we rely, or our failure to successfully implement upgrades and new technology effectively, could adversely affect our business and operations.
•Our growing use of artificial intelligence and machine learning technologies may present additional risks and challenges, which could result in reputational and competitive harm, legal liability and adversely affect our results of operations.
•We rely on a limited number of suppliers, contract manufacturers, and logistics partners for our Connected Fitness Products. We also partner with and rely on third-party billing and e-commerce systems. A loss of any of these partners or an interruption or inability of these partners to satisfy our demand needs could negatively affect our business.
•We have limited control over our suppliers, contract manufacturers, and logistics partners, which may subject us to significant risks, including the potential inability to produce or obtain quality products and services on a timely basis or in sufficient quantity.
•We derive a substantial portion of our revenue from sales of our Connected Fitness Products. A further decline in sales of our Connected Fitness Products would negatively affect our future revenue and operating results.
•We operate in a highly competitive market, and we may be unable to compete successfully against existing and future competitors.
•We depend upon third-party licenses for the use of music in our content. An adverse change to, loss of, or claim that we do not hold necessary licenses may have an adverse effect on our business, operating results, and financial condition.
•From time to time, we may be subject to legal proceedings, government inquiries or investigations, product recalls or similar programs, or disputes that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

PART I

Item 1. Business

Overview
Peloton is a leading global fitness and wellness company that empowers its Members to live fit, strong, long, and happy by providing fitness and wellness products and services they can use anytime, anywhere. We have a highly engaged community of approximately 6 million Members as of June 30, 2025, across the United States, United Kingdom, Canada, Germany, Australia, and Austria. As a category innovator at the nexus of fitness and wellness, technology, and media, we deliver experiences through our world-renowned Instructors, premium hardware and innovative software, personalization, and extensive modalities and content formats. Founded in 2012 and headquartered in New York City, Peloton aims to scale across the markets in which it operates.

We define a “Member” as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid App Subscription, inclusive of the Peloton App+, App One and Strength+ Memberships (our “Peloton Apps”), and engages in one or more workouts in the trailing 12-month period. We define workout engagement as either (i) completing the lesser of 50% or 10 minutes of Instructor-led classes, Scenic, and Lanebreak workouts; (ii) at least 10 minutes of any activity tracking workout (such as “Just Ride,” “Just Run,” or “Just Row”) or Entertainment workout; or (iii) at least 5 minutes of any Strength+ workout with 80% of sets marked complete.

We define a “Paid Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, that has paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers). “Paid App Subscriptions” include all App+, App One, or Strength+ subscriptions for which we currently receive payment.

Our Connected Fitness Products
We provide Members with expert instruction and world-class content to create impactful and entertaining workout and wellness experiences for anyone, anywhere, and at any stage in their fitness journey. At home, outdoors, traveling, or at the gym, we offer an immersive and personalized experience. With a vast library of classes across many fitness disciplines, Members can access Peloton content via our hardware or our Peloton Apps, which can be accessed via phone, tablet, computer, or TV, allowing Members to work out when, where, and how they want.

Our Connected Fitness Products include:

•Peloton Bike: The original Peloton Bike combines fitness, technology, and media to connect riders to live and on-demand workouts led by Peloton Instructors. The Peloton Bike also offers alternative workout experiences like Peloton Entertainment (video streaming), Scenic (guided, time, and distance-based rides filmed in locations around the world), and Lanebreak (our game-inspired workout experience). It has an HD touchscreen.

•Peloton Bike+: The Peloton Bike+ includes all Bike features and unlocks an even more dynamic workout experience with a rotating HD touchscreen to improve the off-bike workout experience, as well as automatic resistance control with the Bike+ electronic braking system, and a more refined design. Designed to keep riders motivated and effortlessly moving from cardio to strength, yoga, and more, the Peloton Bike+ unlocks an even more seamless and integrated total workout experience.

•Peloton Tread: The Peloton Tread combines a cutting-edge treadmill design with Peloton’s compelling Instructor-led running, walking, hiking, and Tread Bootcamp content, as well as Entertainment, Scenic, and Lanebreak. The Tread includes design elements unique to Peloton, like dial control knobs, jump buttons, and an auto-incline feature as well as an HD touchscreen.

•Peloton Tread+: The Peloton Tread+ includes all Tread features and unlocks an elevated comfort experience with slat belt technology. It has an upgraded touchscreen and a powerful sound bar designed for the highest quality home workout experience.

•Peloton Row: Peloton Row combines innovative software, premium hardware design, and exclusive Peloton content to deliver a unique low-impact, full-body cardio, and strength workout. Peloton Row employs proprietary form assistance and form guidance technology for rowers and also features personalized pace target technology. It has a rotating HD touchscreen.

•Peloton Guide: The Peloton Guide is an AI-powered personal trainer that connects to televisions and offers personalized strength training routines, rep and progress tracking, as well as form feedback. In July 2025, we discontinued the sale of Peloton Guide. The Company will continue to support existing Guide features and Memberships.

Financing options are available for most Peloton products. In select markets, we also provide the opportunity via the Peloton Rental program to rent Peloton Bike+ and access fitness content for one monthly fee.

Our Memberships
Peloton content is accessed via a Membership billed on a monthly or annual basis through a Paid Connected Fitness Subscription or a Paid App Subscription. Membership options include:

•All-Access Membership: The Peloton All-Access Membership is the most value-packed Peloton Membership. With this membership, the entire household can create individual profiles to access the full library of classes and receive tailored content recommendations across many fitness and wellness disciplines on the Peloton Bike, Bike+, Tread, Tread+, Row, Guide, as well as our Peloton Apps. The All-Access Membership also offers advanced metrics and progress tracking features to help members reach their goals, and the ability to diversify their workout experience through Scenic content, game-inspired experiences including Lanebreak, and the ability to stream favorite TV shows, movies, and sports through Peloton Entertainment (certain streaming services require separate subscriptions).

•Rental Membership: The Peloton Rental Membership allows Members to rent a Peloton Bike+ with all the Membership benefits of an All-Access subscription for a bundled monthly price.

•Peloton App Membership: Access to the Peloton Apps is available with an All-Access or Guide Membership for Members who have Connected Fitness Products or through a standalone App Membership (App+, App One, or Strength+). Peloton App+ provides unlimited access to Peloton’s entire library of content, excluding Lanebreak and Scenic classes. Peloton App One is designed for Members who want unlimited access to thousands of classes across Strength, Yoga, Outdoor Running, HIIT, Meditation, and more, but equipment-based cardio classes (Bike/Tread/Row) are limited to a few per month, and Members do not have access to classes via a Peloton Bike, Bike+, or Tread, and are not able to track their performance metrics. Peloton Strength+ is an iOS mobile app with a standalone monthly membership. All-Access, App+, and Guide members get access to Strength+ for free.

•Peloton Guide Membership: In July 2025, we discontinued both the sale of Peloton Guide and the offering of Guide Memberships to new Members. We will continue to support existing Guide Memberships. Guide Memberships are reflected in Paid Connected Fitness Subscriptions.

Our Software
Our content delivery and interactive software platform is critical to our Member experience. We thoughtfully invest in research and development to enhance our platform, develop new products and features, and improve the speed, scalability, and security of our platform infrastructure. Our research and development organization consists of engineering, product, and design teams. We seek to continuously improve our Connected Fitness Products, as well as the Peloton Apps (including the Peloton mobile apps and watch apps), through frequent software updates, iterations of feature enhancements, and innovations. For example, last year we launched Personalized Plans, customized weekly workout plans matched to a Member’s goals, equipment, and preferences. We also launched Strength+, a new iOS mobile app for strength workouts at home or in the gym, including a customizable workout generator and new Strength training programs from Peloton Instructors. We’ve also launched a number of performance-based features, including personalized pace targets on the Peloton Tread and Row, and we continue to invest in the Peloton Apps to create a more social experience. Lastly, we use AI and machine learning (ML) to power proprietary personalization and discovery models across all our software platforms.

Our Instructor-Led Content
We create engaging, original fitness and wellness content in a studio environment that is available on demand. Our Instructor-led content is immersive and motivating, while also creating a sense of community. We are constantly innovating and evolving our content library and offerings, which include Instructor-led audio-visual classes, Scenic content, Entertainment, Just Work Out, and a game-inspired workout option called Lanebreak. Tens of thousands of classes have been produced at our studios in New York City and London, featuring our proprietary Instructors, across many fitness and wellness disciplines.

Our content breadth and depth is vast. Fitness disciplines include: Cycling, Strength, Yoga, Running, Meditation, Cardio, Stretching, Outdoor, Walking, Tread Bootcamp, Bike Bootcamp, Boxing, Kettlebell, Pilates, Barre, Rowing, and Row Bootcamp. We have Scenic Content shot in beautiful destinations that includes Instructor-guided classes, exclusive partnership content, as well as non-guided time and distance-based options. We also have a game-inspired workout, Lanebreak, which allows Members to experience an animated workout as an alternative to Instructor-led programming. Lastly, we have a number of training programs, as well as collections of classes that are catered to our Members’ interests and fitness goals. These are produced and developed using features that are exclusively available on Peloton.

Peloton Studios New York and Peloton Studios London provide an in-person Peloton fitness experience. Regular studio Member classes and events are held in these spaces combining a high-energy live production environment with fitness classes. We currently produce our content in three languages: English, German, and Spanish. We are also creating a class library featuring AI-powered subtitling and dubbing in multiple languages.

We have become noteworthy as a brand providing the opportunity for our Members to engage in a new way with the fitness experiences and wellness content they love. Our technology allows our Instructors to integrate curated music and class plans into our programming in a way that we believe aligns with our Members’ musical tastes. We feature and celebrate some of the biggest artists and genres in the world through collaboration with music providers.

Sales and Marketing
We sell our products directly to customers through a multi-channel sales platform and via third parties. We also sell Peloton Connected Fitness Products to business-to-business (“B2B”) customers. Our sales associates use customer relationship management tools to deliver an elevated, personalized, and educational purchase experience, regardless of channel of capture and conversion.

•E-Commerce and Inside Sales: Our desktop and mobile websites provide an elevated brand experience where visitors can learn about our products and services and access product reviews. Our Inside Sales team engages with customers by online chat on our websites, phone, and email, and offers one-on-one sales consultations.

•Peloton for Business: Peloton For Business is a unified portfolio of B2B fitness and well-being solutions for business clients to integrate Peloton into their customer and/or employee offerings. We serve seven key verticals: Hospitality, Multi-Family Residential, Gyms, Education, Corporate Wellness, Healthcare, and Community Wellness with a range of Connected Fitness, App, and engagement-based solutions. In July 2025, Peloton for Business became part of our new commercial business unit, which is intended to combine the best of Precor with Peloton’s software, human coaching, and community.

•Retail Showrooms: Our showrooms allow customers to experience and try our products. We provide interactive product demonstrations, including the opportunity to take a “test class” on our Connected Fitness Products.

•Third Party Retailers: Our products are also available to purchase from a number of third party retailers, at times including Amazon, Dick’s Sporting Goods, John Lewis, Fitshop and MediaMarkt, as well as through seasonal partners, such as Costco.

To market our products, we use a combination of brand and product-specific performance marketing, including seasonal promotions to build brand awareness, generate sales of our Connected Fitness Products, and drive Paid Connected Fitness subscriptions and Paid App subscriptions.

Manufacturing and Logistics
We primarily utilize a combination of third-party manufacturing partners for many of our new products and vertically integrated manufacturing for our refurbished Bike/Bike+. The components used in our products are procured directly by Peloton or on our behalf using our designs by our contract manufacturers, according to our required design specifications and high standards, from a variety of suppliers. In order to account for technology evolution and market fluctuations, we regularly review our relationships with our existing contract manufacturers and the components suppliers that they contract with, while evaluating prospective new partnerships. We use a combination of (i) leased and operated, as well as (ii) contracted third-party logistics providers (“3PLs”) in our logistics and service network, which primarily includes middle mile and last mile operations centers in the United States, the United Kingdom, Canada, Germany, and Australia.

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

As of June 30, 2025, we held 178 U.S.-issued patents and had 93 U.S. patent applications pending. We also held 477 issued patents in foreign jurisdictions and 91 patent applications pending in foreign jurisdictions. Our U.S. issued patents expire between December 28, 2026 and August 5, 2046. As of June 30, 2025, we held 45 registered trademarks in the United States, including the Peloton mark and our “P” logo and also held 959 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to file additional patent applications with respect to our technology.

Intellectual property laws, procedures, and restrictions provide only limited protection and any of our intellectual property rights may and have been, in certain instances, challenged, invalidated, circumvented, infringed, or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology.

Competition
We believe that our magic formula of best-in-class equipment, integrated software, human coaching, and the world’s most supportive fitness community allows us to improve our Member outcomes and sets us apart in the market for connected, technology-enabled fitness. We provide a superior value proposition with our Connected Fitness Subscriptions, giving us a competitive advantage versus traditional fitness and wellness products and services, and future potential entrants.

While we believe we are changing the consumption patterns for fitness, our main sources of competition include at-home fitness equipment and content, health and wellness apps, in-studio fitness classes, and fitness clubs.

The areas in which we compete include:

•Consumers and Engagement: We compete for consumers to join our platform through Connected Fitness Subscriptions, and we seek to engage and retain them through an integrated experience that combines hardware, software, human coaching, and community.

•Product and App Offering: We compete with producers of fitness products, services, and apps and work to ensure that our platform maintains the most innovative technology and user-friendly features.

•Business-to-Business (B2B) Clients: We compete with commercial fitness equipment manufacturers to offer fitness products and services to B2B clients.

•Talent: We compete for talent in every vertical across our company, including technology, media, fitness, design, supply chain, logistics, content, marketing, finance, strategy, legal, and retail. As our platform is highly dependent on technology, hardware, and software, we require a significant base of engineers to continue innovating.

The principal competitive factors that companies in our industry need to consider include, but are not limited to: total cost, supply chain efficiency across sourcing and procurement, manufacturing and logistics, enhanced products and services, original content, product quality and safety, competitive pricing policies, vision for the market and product innovation, strength of sales and marketing strategies, technological advances, and brand awareness and reputation. We believe we compete favorably across all of these factors, and we have developed a business model that is difficult to replicate.

Government Regulation
We are subject to many varying laws and regulations in the United States, the United Kingdom, the European Union, Australia, and throughout the world, including those related to privacy, data protection, content regulation, intellectual property, consumer protection (including with regard to subscription services), e-commerce, marketing, advertising, messaging, rights of publicity, health and safety, environmental, social, and governance factors, employment, labor, and anti-discrimination, product quality and safety, accessibility, competition, customs and international trade (including tariffs and non-tariff trade barriers), and taxation. These laws often require companies to implement specific information security controls to protect certain types of information, such as personal data, “special categories of personal data” or health data. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations. In addition, it is possible that certain governments may seek to block or limit our products and services or otherwise impose restrictions that may affect the accessibility or usability of any or all of our products and services for an extended period of time or indefinitely.

Seasonality
Historically, we have experienced higher Connected Fitness Products sales in the second and third quarters of the fiscal year compared to other quarters, due in large part to seasonal holiday demand and promotions, New Year’s resolutions, and colder weather in the Northern Hemisphere. We also have historically incurred higher sales and marketing expenses during these periods.

Human Capital
Our Culture
We foster an environment that attracts extraordinary talent, supports each person in becoming their best self, and unlocks the full potential of our team. This work is grounded in the values that define who we are and how we lead:

•Believe — We believe in the Power of Peloton to change people’s lives for the better. This passion fuels our commitment to being all in, focused on what matters most, and accountable for doing what we say and delivering results.

•Bring Your Best — We always bring our best. We put members first, delivering products and experiences of which we can be proud. We are action-oriented, taking initiative, and leading with appropriate urgency. Our commitment to excellence drives us to embrace challenges and relentlessly experiment, innovate, and improve.

•Lift People Up — We lift each other up, knowing that together we go far. We’re approachable, both asking for help and giving help to those who need it. We’re collaborative, achieving shared success by fostering trust and open communication. And we’re inclusive, actively seeking diverse perspectives and ensuring every voice is heard.

We bring these values to life through our approach to human capital management, outlined below.

Employees
As of June 30, 2025, we employed 2,145 individuals in the United States across our offices, production studio facilities, warehouse and distribution facilities, retail showrooms, and remote roles, of which 2,094 were full-time employees. Internationally, we employed 511 individuals primarily across corporate, studio and warehouse functions. We may also hire additional seasonal employees, primarily in our showrooms, during the holiday season. We are not signatories to any agreements with any labor organization, or a party to any collective bargaining agreements.

The Peloton Pledge
The Peloton Pledge is our commitment to creating an inclusive community where everyone can thrive. It is also a manifestation of our values: believe, bring your best, and lift people up. Operationalized throughout our business with clearly defined activities, accountability, and outcomes, the Pledge ensures that our impact is aligned with our purpose: empowering everyone – our team, our Members, and broader communities – to live fit, strong, long, and happy.

Peloton will lift up our team by 1) working to ensure equal opportunity and inclusion at all key points in the team member lifecycle, including hiring, reviews, and promotions, 2) maintaining fair and consistent pay outcomes, including by conducting pay equity reviews and addressing gaps when appropriate, 3) providing robust resources, programming, and team member-led groups that anyone can join to support a culture of inclusion, and 4) measuring our progress, identifying opportunities for improvement, and acting to foster a culture of inclusion.

Peloton will lift up our Members by creating content, products, and experiences that celebrate the vibrancy and breadth of our community and enlisting our world-class Instructors to serve as community ambassadors and as models of inclusivity.

Peloton will lift up our broader communities experiencing systemic inequities by using our full array of assets, especially Peloton’s products and services, in partnership with leading nonprofit organizations to advance access to fitness and wellness for all, and partnering with and supporting community activations that cultivate long-term behavioral change.

Team Member Safety
We prioritize the health and safety of our team members, our Members, and the impact our operations have on the environment. The core elements of our team member health and safety program include workplace injury reporting, site risk analysis, incident management, documented processes and standards, environmental programs, training, and occupational health programs, and we are continually striving to improve these processes. Concerns about the health and safety of our team members must be reported through our PeloSafe portal. Any concerns about Peloton suppliers or business partners should be reported through our Integrity Helpline available online and by telephone. The Integrity Helpline is maintained through an external third-party platform and monitored by our Safety, Ethics, and Compliance Team.

Training, Development, and Engagement
We have a dedicated Global Talent Development Team that develops and delivers company-wide learning experiences across all functions. These include, but are not limited to, programs focusing on Peloton’s approach to onboarding new team members, people and business leadership, dedicated coaching, function specific training offerings, and internal hiring and mobility to support personal and professional growth.

We believe our culture is strongest when it’s shaped by the people living it every day. That’s why the voice of the team member is at the heart of our learning and development strategy. Building a thriving talent ecosystem means listening actively, engaging consistently, and creating space for feedback that drives real action. We stay closely connected through multiple channels—our company intranet, Pelonet, regular all-team meetings, team town halls, and company-wide engagement surveys. These touchpoints ensure that every team member’s perspective informs how we grow, learn, and lead, together.

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

Peloton is committed to fostering work-life harmony by embedding our core values of lifting people up, believing in our mission, and bringing our best into our daily interactions. We prioritize collaboration and inclusivity, creating an environment where everyone feels they belong and diverse perspectives are valued. Our focus on these principles, including being approachable, action-oriented, and striving for excellence, supports a positive and thriving work environment for our team members.

Corporate Information
Our website address is www.onepeloton.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K or in any other report or document we file. Investors should not rely on any such information in deciding whether to purchase our Class A common stock.

Peloton, the Peloton logo, Peloton Bike, Peloton Bike+, Peloton Tread, Peloton Tread+, Peloton Guide, Peloton Row, our Peloton Apps, Peloton Strength+, Precor and other registered or common law trade names, trademarks, or service marks of Peloton appearing in this Annual Report on Form 10-K are the property of Peloton. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, our trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and tradenames.

Available Information
Our reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our Investor Relations website at https://investor.onepeloton.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other companies that file materials with the SEC electronically. We use our Investor Relations website and Press Newsrooms (https://investor.onepeloton.com/news-and-events/news-releases and https://www.onepeloton.com/press) as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website and Press Newsrooms in addition to following our press releases,

SEC filings, investor events and webcasts. The information contained on, or that can be accessed through, these websites is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K or in any other report or document we file.

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

We have incurred operating losses each year since our inception in 2012 and may continue to incur net losses in the future. Our operating expenses may increase in the future as we optimize and grow our business, including, for example, via our sales and marketing efforts, continuing to invest in research and development, adding content and software features to our platform, expanding into new geographies, expanding the reach and use of the Peloton Apps, and developing new products and features. These potential efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue may decline for a number of other reasons, including reduced demand for our products and services, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on strategic opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.

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
•technical or quality problems that affect the Member experience;
•a decline in the public’s interest in indoor cycling or running, or other fitness disciplines that we invest most heavily in;
•deteriorating general economic conditions or a change in consumer spending preferences or buying trends;
•changes in consumer preferences regarding home fitness; and
•interruptions in our ability to sell or deliver our Connected Fitness Products or to provide or to create content and services for our Members.

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

We have in recent periods experienced, and may continue to experience, a decrease in consumer demand, resulting in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which lower our gross margins and could impair the strength and premium nature of our brand. In periods when we experience a decrease in demand for our products and an increase in inventory, we may be unable to renegotiate our agreements with existing suppliers or partners on mutually acceptable terms and may be prevented from fully utilizing firm purchase commitments. Although in certain instances our agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs, our loss contingencies may include liabilities for contracts that we cannot cancel, reschedule or adjust with suppliers or partners. In addition, we may deem it necessary or advisable to renegotiate agreements with our supply partners to scale our inventory with demand. Disputes with our supply partners regarding our agreements have, in certain instances, resulted, and may in the future result in, litigation, which could result in adverse judgments, settlements or other litigation-related costs as well as disruption to our supply chain and has and may in the future require management’s attention. Further, we are required to evaluate goodwill impairment on an annual basis and between annual evaluations in certain circumstances, and future goodwill impairment evaluations may result in a charge to earnings.

We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.

In August 2025, the Company announced a new restructuring plan (the “2025 Restructuring Plan”), which includes a reduction in global headcount and is intended to improve the Company’s cost structure, operating efficiency, and profitability, while providing the opportunity to return to growth by reinvesting a portion of the savings into Peloton’s differentiating capabilities. Our actions under our previous restructuring plans announced in February 2022 (the “2022 Restructuring Plan”) and in May 2024 (the “2024 Restructuring Plan”) have been substantially completed. The 2022, 2024, and 2025 plans, taken together, are referred to as the “Restructuring Plans.”

We also continue to take actions intended to address the short-term health of our business as well as our long-term objectives based on our current estimates, assumptions and forecasts. These measures are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts. As such, the actions we are taking under the Restructuring Plans and that we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. Implementation of the Restructuring Plans and any other restructuring or cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. Additionally, certain aspects of the Restructuring Plans, such as severance costs in connection with reducing our headcount, could negatively impact our cash flows. In addition, our initiatives have resulted, and could in the future result in, personnel attrition beyond our planned reduction in headcount or reduced employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or any of our strategic initiatives, including the Restructuring Plans, could result in reputation harm and could diminish confidence in, and the use of, our products and services. See “— Our success depends on our ability to maintain the value and reputation of the Peloton brand.” The Restructuring Plans have required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business. See Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Restructuring.”

The Company has evolved rapidly in recent years and continues to establish its operating experience at the appropriate scale. If we are unable to manage our longer-term growth, intervening changes and costs, or implement restructuring initiatives effectively, our brand, company culture, and financial performance may suffer.

As we evolve over time, our business can take different forms. During periods of growth, we have had to manage costs while making investments such as expanding our sales and marketing, focusing on innovative product and content development, upgrading our management information systems and other processes, and obtaining more space, and in future periods of growth, we expect to have to similarly manage our costs while investing in the expansion of our business. Our existing resources have been strained during periods of growth and as a consequence of our restructuring initiatives. We could experience ongoing operating difficulties in managing our business across numerous jurisdictions, such as difficulties in hiring, training, managing and retaining a diffuse employee base, including as a result of growth in new jurisdictions or in jurisdictions in which we currently operate. Failure to preserve our company culture could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. Moreover, the integrated nature of aspects of our business, where we design our own Connected Fitness Products, develop our own software, produce original fitness and wellness programming, and sell some of our products through our own sales teams and e-commerce site, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business over time. We have recently experienced lower demand for our Connected Fitness Products and services, which resulted in a shift in our strategic focus, including through the Restructuring Plans and the additional ongoing actions we have taken and may take to optimize our business. As we continue to develop our infrastructure, and particularly in light of the reductions in headcount that began as a part of our February 2022 restructuring initiatives and have continued with the 2024 and 2025 Restructuring Plans, we may find it difficult to maintain valuable aspects of our culture. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our long-term growth while managing costs, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. We may not be able to realize the cost savings and benefits initially anticipated as a result of our restructuring initiatives or the additional ongoing initiatives to optimize our business and the anticipated costs of these initiatives may be greater than expected.

We have made changes to our targeted retail showroom strategy, including reducing the number of retail showroom locations. We have placed more of an emphasis on third-party retail distribution, as we have reduced our retail showroom presence as part of the 2024 and 2025 Restructuring Plans and as part of our go-to-market approach for international markets. We expect to exit additional retail locations but our ability to exit may be limited by timing and cost under the lease terms. Many of our remaining retail showrooms are leased pursuant to multi-year leases, and our ability to sublease to a suitable subtenant, or negotiate favorable terms to exit a lease early or for a lease renewal option, may depend on factors that are not within our control.

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

Because we have a limited history of operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the market in which we sell our products and services, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, including tariffs, reduces our ability to accurately forecast quarterly or annual revenue and subscriptions. Failure to manage our future growth and evolution of the company effectively could have an adverse effect on our business, financial condition, and operating results.

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

Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address them will partially depend upon our continued ability to develop and introduce innovative, high-quality offerings to market in a way that adequately meets demand. For example, we have, and continue to look at ways to broaden our sales channels, including through distribution to third-party retailers, rethinking the value proposition of our Peloton Apps, and offering a rental program in select markets where Subscribers can rent Peloton Bike+ and access fitness content for one monthly fee (Peloton Rental). Development of new or enhanced products and services may require significant time and financial investment, which could result in increased costs and a reduction in our profit margins. For example, we have historically incurred higher levels of sales and marketing expenses accompanying product and service introductions.

Moreover, we must successfully manage the introduction of new or enhanced products and services. The manner of such introductions could adversely impact the sales of our existing products and services. Consumers may choose to forgo purchasing existing products or services in advance of new or anticipated product and service launches, and we may experience higher returns from users of existing products. As we introduce new or enhanced products and services, we may face additional challenges managing a more complex supply chain, including the time and cost associated with onboarding and overseeing additional suppliers, logistics providers, and third-party retailers. We may also face challenges managing our manufacturing processes and onboarding and overseeing additional manufacturers as we introduce new or enhanced products and services. To the extent the introduction of new or enhanced products and services results in shifts within our manufacturing processes or supply chain, we may face additional challenges managing the reduction in supply from or offboarding of suppliers, manufacturers, supply chain partners, logistics providers and third-party retailers, among others, including impacts to the viability of such suppliers as a result of the reduction in demand from Peloton or others. Additionally, we may face challenges managing the inventory of new or existing products, which could lead to excess inventory and discounting of such products, among other things. New or enhanced products or services may have varying selling prices and costs compared to legacy products and services, which could negatively impact our brand, gross margins and operating results.

We may also experience delays in our planned release dates for new or enhanced products and services, and there can be no assurance that new products, services, features or capabilities will be released according to schedule. Delays may be the result of factors beyond our control, such as trade controls or geopolitical uncertainties, or may be due to the performance of third-parties with which we have commercial relationships. If delayed, there can be no guarantee that a new or enhanced product or service will be introduced as planned, if ever. Any delays, including as a result of design, manufacturing, quality control, supply chain or other logistical issues, could result in adverse publicity, loss of revenue or market acceptance, and litigation, all of which could adversely affect our business, financial condition and results of operations. Such adverse affects may be exacerbated if any delays coincide with or impact periods of seasonally high demand, such as the holiday season and the second and third quarters of our fiscal year.

The connected fitness market is relatively new and, if the general market and specific demand for our products and services does not resume growth, or fails to grow as much as we expect, our business, financial condition, and operating results may be adversely affected.

The connected fitness and wellness market is relatively new and experienced periods of rapid growth in recent years, and it is uncertain whether it will resume high levels of growth and achieve wide market acceptance. Our success depends substantially on the willingness of consumers to widely adopt our products and services. We have had to educate consumers about our products and services through significant investment and provide content that is of superior quality to the content and experiences provided by our competitors. Additionally, the fitness and wellness market at large is heavily saturated, and the demand for and market acceptance of new products and services in the market is uncertain. It is difficult to predict the future growth rates, if any, and size of our market. We cannot assure you that our market will develop or be sustained at current levels, that the public’s interest in connected fitness and wellness will continue, or that our products and services will be widely adopted. If our market does not develop, develops more slowly than expected, or becomes saturated with competitors, or if our products and services do not achieve or sustain market acceptance, our business, financial condition, and operating results would be adversely affected.

Our past financial results may not be indicative of our future performance.

Any historical revenue growth should not be considered indicative of our future performance. In particular, we experienced a significant increase in our Subscriber base at the onset of the COVID-19 pandemic, which slowed down and since decreased as consumers were able to resume activity outside the home. Over the long term it remains uncertain how the impacts of the post-COVID-19 pandemic environment and other market constraints, including macro- and micro-economic factors such as inflation, tariffs and non-tariff barriers, interest rates, foreign currency exchange rate fluctuations, and increased debt and equity market volatility, will impact consumer demand for our products and services over the long term. Estimates of future revenue growth are subject to many risks and uncertainties, and our future revenue may differ materially from our projections. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by companies in rapidly changing industries, and our business may be adversely affected if we do not manage these risks successfully. In addition, we may not achieve sufficient revenue to maintain positive cash flows from operations or attain net income profitability in any given period, or at all.

Our success depends on our ability to maintain the value and reputation of the Peloton brand.

We believe that our brand is important to attracting and retaining Members. Maintaining, protecting, and enhancing our brand depends on the success of a variety of factors, such as: our marketing efforts; our ability to provide consistent, high-quality products, services, features, content, and support, our ability to successfully secure, maintain, and enforce our rights to use the “Peloton” mark, our “P” logo, and other trademarks important to our brand; our ability to successfully respond to a negative event that impacts our brand; and our ability to meet shareholder and Member expectations. We believe that the importance of our brand will increase as competition further intensifies and brand promotion activities may require substantial expenditures. Our brand could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity. Unfavorable publicity about us, our strategic initiatives, such as our Restructuring Plans, or our products, services, pricing, technology, customer service, content, personnel, and suppliers could diminish confidence in, and the use of, our products and services. As discussed further in “Risks Related to Our Connected Fitness Products and Members” and “Risks Related to Laws, Regulation, and Legal Proceedings,” the legal proceedings in which we have been named, the regulators’ investigations, and any other claims or proceedings involving us or our products, actions we take to address these matters, and any further publicity regarding any of the foregoing could harm our brand. Such negative publicity could also have an adverse effect on the size, engagement and loyalty of our Member base and result in decreased revenue, which could have an adverse effect on our business, financial condition, and operating results. See “— Stockholder activism could disrupt our business, cause us to incur significant expenses, hinder execution of our business strategy, and impact our stock price.”

Changes in trade policies in the U.S. and internationally, including the imposition of tariffs, have had, and may continue to have, an adverse effect on our business, financial condition and results of operations.

There is significant uncertainty about the future of trade relationships around the world, including potential changes to trade treaties, laws, regulations, policies, customs duties, sanctions, taxes and tariffs. In particular, the U.S. government has imposed tariffs on products imported from certain countries in which we do business or in which our products are manufactured, such as Taiwan, China, Thailand and Canada. The U.S. has also imposed tariffs on certain sectors and materials. Some countries have responded with new or increased tariffs or other trade barriers of their own. Tariff rates and the scope of products subject to tariffs have changed based on action by the U.S. government. Certain of these tariffs have been subsequently paused or modified, including as a result of negotiations with the U.S., and the situation remains fluid.

The U.S. or countries into which we import products have, and may in the future, adjust or impose new quotas, duties, tariffs or reciprocal tariffs or other restrictions. These imposed and announced tariffs have impacted, or have the potential to impact, our imports from other countries. For example, a significant portion of our hardware is produced outside the U.S., including in Taiwan, China and Thailand, and certain of our equipment and apparel is currently subject to tariffs. Certain of our equipment is also subject to reciprocal tariffs from other countries on such equipment’s aluminum content, and may be subject to other such tariffs, for example on steel and copper content. The ultimate impact of tariffs will depend on various factors, including the length of time such tariffs remain in place, the ultimate levels of such tariffs and how other countries respond to U.S. tariffs. We continue to monitor these developments.

If tariffs, sanctions, trade restrictions or other trade barriers are expanded or interpreted by a court or governmental agency to apply to more of our products or services, then our exposure to future tariffs, taxes and duties on such imported products and components could be significant and could have a material effect on our business, financial condition and results of operations, including gross margin. There can be no assurance that we will not experience a disruption in our business related to these or other changes in trade practices, and any changes to our operations, the pricing of our products and services, or our sourcing strategy in order to mitigate any such tariff costs could be complicated, time-consuming, costly and may be perceived negatively. Furthermore, our business may be adversely affected by tariffs or trade measures taken by other countries, which could materially harm our business, financial condition and results of operations. Trade barriers, or the perception that any of them could be imposed, may have a negative impact on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between affected countries and the U.S. Negative perceptions of the U.S. abroad, as a result of tariff measures or otherwise, could lead to partial or total boycotts of products or services associated with the U.S., including our own, and reciprocal boycotts in response. Any of these factors could have an adverse effect on our business, financial condition and results of operations.

Any major disruption or failure of our information technology systems or websites, or our failure to successfully implement upgrades and new technology effectively, could adversely affect our business and operations.

We rely on the Internet, as well as digital infrastructure, computing networks and systems, hardware and software to support our internal and Member-facing operations (collectively, “information technology systems” or “systems”). Certain of our information technology systems are designed and maintained by us while others are designed, maintained and/or operated by third parties. These systems are critical for the efficient functioning of our business, including the manufacture and distribution of our Connected Fitness Products, online sales of our Connected Fitness Products, and the ability of our Members to access content on our platform. Our growth over the past several years has, in certain instances, strained these systems. We continue to implement modifications and upgrades to our systems, and these activities subject us to inherent costs and risks associated with replacing and upgrading these systems, including, but not limited to, impairment of our ability to fulfill customer orders or collect payment from such orders, and other disruptions in our business operations. Further, our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. If we fail to successfully implement modifications and upgrades or expand the functionality of our information technology systems, we could experience increased costs associated with diminished productivity and operating inefficiencies related to the flow of goods through our supply chain.

In addition, any unexpected technological interruptions to our systems or websites would disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, sell our Connected Fitness Products online, provide services to our Members, collect payment for our services, and otherwise adequately serve our Members. The operation of our direct-to-consumer e-commerce business through our website depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Any system interruptions or delays could prevent potential customers from purchasing our Connected Fitness Products.

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

Our growing use of artificial intelligence and machine learning technologies may present additional risks and challenges, which could result in reputational and competitive harm, legal liability and adversely affect our results of operations.

We currently integrate and are working to further integrate AI and machine learning technologies into our products and services, as well as our corporate operations, and these technologies present additional risks and challenges, including the proper management of their use. These technologies are complex and rapidly evolving and building or integrating them into our business may require significant investment and personnel with no assurance that we will realize the desired or anticipated benefits. We may incur costs and experience delays in developing and then maintaining new solutions and services or enhancing our current products and services to adapt to the changing AI landscape. While AI adoption is likely to continue and may accelerate, and AI may become more important to our business over time, the long-term trajectory of this technological trend is uncertain. Market acceptance, understanding and valuation of products and services that incorporate AI are uncertain and the perceived value of AI technologies used in our products and services could be inaccurate. Our competitors or other third parties may incorporate AI into their products and services more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Any AI-generated, altered or enhanced content within our products and services may not find acceptance by Members and others.

The rapid evolution of AI may require the dedication of substantial resources to implement AI ethically and minimize unintended harmful impacts. AI algorithms and training methodologies may be flawed and datasets may be overbroad, insufficient, contain biased information or infringe on third parties’ rights. The content or recommendations that AI technologies assist in producing may or may be alleged to be deficient, inaccurate, offensive, biased, infringing, or otherwise improper or harmful. Further, the use of AI has been known to result in, and may in the future result in, cybersecurity incidents that implicate personal data. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm or legal liability. While we aim to deploy AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. Any of these factors could have an adverse effect on our business, financial condition and results of operations.

The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, discrimination, cybersecurity and privacy and data protection. Compliance with existing, new, and changing laws, regulations, executive orders, and industry standards relating to AI may limit some uses of AI, impose significant operational costs and limit our ability to develop, deploy or use AI technologies. Further, the continued integration of any AI technologies into our business, products and services may result in new or enhanced governmental or regulatory scrutiny. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action and brand and reputational harm, any of which could have an adverse effect on our business, financial condition and results of operations.

We rely on a limited number of suppliers, contract manufacturers, and logistics partners for our Connected Fitness Products. A loss of any of these partners or an interruption or inability of these partners to satisfy our demand needs could negatively affect our business.

We are solely reliant on contract manufacturers for all of our manufacturing needs. In most cases, we rely on only a single supplier for our products and some critical components. In the event of interruption from any of our contract manufacturers or suppliers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and delays, since we do not currently have qualified alternative or replacement contract manufacturers beyond these key partners. Furthermore, a large number of our contract manufacturers’ primary facilities are located in Taiwan, China and Thailand. Our business could be adversely affected if one or more of our suppliers is impacted by tensions, hostilities, or trade disputes affecting the region, a natural disaster, an epidemic, or other interruption at a particular location. Such interruptions may be due to, among other things, temporary closures of the facilities of our contract manufacturers and other vendors in our supply chain; restrictions on or delays surrounding travel or the import/export of goods and services from certain ports that we use; and local quarantines or other public safety measures. We may also be impacted by contract manufacturing and supply chain disruptions due to contract manufacturer or supplier financial distress, particularly where we rely on a manufacturer or supplier that may depend on us for a significant proportion of its business. In such a case, we may be required to renegotiate the terms of our agreement or to pursue a strategic transaction or other alternative arrangement with that supplier or manufacturer or others.

In the future, we may maintain or further increase our reliance on third-party suppliers, manufacturers, independent contractors and other logistics partners. If any of these parties do not perform their obligations or meet the expectations of us or our Members, our brand, reputation and business could suffer.

If we experience a significant increase in demand for our Connected Fitness Products that cannot be satisfied adequately through our existing supply channels, if we need to replace an existing supplier, manufacturer or partner, or if we find we need to engage additional suppliers, manufacturers and partners to support our operations, we may be unable to supplement or replace them under our required timing, at a quality standard to our satisfaction, or on market terms that are acceptable to us, which may undermine our ability to deliver our products to Members in a timely manner and otherwise impact our Members’ experience. For example, if we require additional manufacturing support, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build our products to our specifications in sufficient volume. Similarly, in times of decreased demand, or due to changes in our product portfolio or strategy, we may deem it necessary or advisable to renegotiate agreements with our supply partners in order to appropriately scale our inventory, which could impair our relationship with these counterparties if we are unable to arrive at mutually acceptable terms, and significantly increase our inventory position and working capital and/or negatively impact their viability. See “— Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.” Identifying suitable suppliers, manufacturers, and logistics partners is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of or poor performance by any of our significant suppliers, contract manufacturers, or logistics partners could have an adverse effect on our business, financial condition and operating results.

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
•price increases;
•product safety issues, including actual or perceived design or manufacturing defects;
•failure of a significant supplier, manufacturer, or logistics partner to perform its obligations to us for technical, market, or other reasons;
•variance in the quality of services provided by our third-party last mile partners;
•lack of adherence to our supplier code of conduct;
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

We derive a substantial portion of our revenue from sales of our Connected Fitness Products. A further decline in sales of our Connected Fitness Products would negatively affect our future revenue and operating results.

Our Connected Fitness Products are sold in highly competitive markets with limited barriers to entry. Changes to our price structure, including with respect to delivery and installation pricing, product mix, the introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending, or other factors (including factors disclosed herein) could result in a further decline in our revenue derived from our Connected Fitness Products, which may have an adverse effect on our business, financial condition, and operating results. Because we derive a significant portion of our revenue from the sales of our Connected Fitness Products, any material decline in sales of our Connected Fitness Products would have a pronounced impact on our future revenue and operating results.

We operate in a highly competitive market, and we may be unable to compete successfully against existing and future competitors.

Our products and services are offered in a highly competitive market. We face significant competition in every aspect of our business, including from at-home fitness equipment and content, fitness clubs, in-studio fitness classes, and health and wellness apps. Moreover, we expect the competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that compete with ours.

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

Music is an element of the overall content proposition that we make available to our Members. To secure the rights to use music in our content, we enter into agreements to obtain licenses from rights holders such as performing rights organizations, record labels, music publishers, collecting societies, artists and songwriters, and other copyright owners (or their agents). We pay royalties to such parties or their agents around the world.

The process of obtaining licenses involves identifying and negotiating with many rights holders, some of whom are unknown, or difficult to identify, or for whom we may have conflicting ownership information, and this can generate myriad complex and evolving legal issues across many jurisdictions, including open questions of law as to when and whether particular licenses are needed. At times, while we may hold the applicable license for certain music in North America, it may be difficult to obtain the license for the same music from the applicable rights holders outside of North America. In addition, our music licenses may not contemplate some of the features and content that we may wish to add to our service, or new service offerings or revenue models that we may wish to launch. Rights holders also may attempt to take advantage of their market power to seek onerous financial terms from us. Our relationship with certain rights holders may deteriorate. We may elect not to renew certain agreements with rights holders for any number of reasons, or we may decide to explore different licensing schemes or economic structures with certain or all rights holders. Artists and/or songwriters or their agents may object and may exert public or private pressure on rights holders to discontinue or to modify license terms, or we may elect to discontinue use of an artist or songwriter’s catalog based on a number of factors, including actual or perceived reputational damage. Additionally, there is a risk that aspiring rights holders, their agents, or legislative or regulatory bodies will create or attempt to create new rights that could require us to enter into new license agreements with, and pay royalties to, newly defined groups of rights holders, some of which may be difficult or impossible to identify.

With respect to musical compositions, in addition to obtaining the synchronization and reproduction rights, we also obtain public performance or communication to the public rights. In the United States, public performance rights are typically obtained separately through intermediaries known as performing rights organizations, or PROs, which (a) issue blanket licenses with copyright users for the public performance of musical compositions in their repertory, (b) collect royalties under those licenses, and (c) distribute such royalties to copyright owners. We have agreements with each of the following PROs in the United States: the American Society of Composers, Authors and Publishers, or ASCAP, Broadcast Music, Inc., or BMI, Global Music Rights, and SESAC. The royalty rates available to us from the PROs today may not be available to us in the future. The royalty rates under licenses provided by ASCAP and BMI currently are governed by consent decrees, which were issued by the U.S. Department of Justice (“DOJ”) in an effort to curb anti-competitive conduct. Removal of or changes to the terms or interpretation of these agreements could affect our ability to obtain licenses from these PROs on current and/or otherwise favorable terms, which could harm our business, operating results, and financial condition.

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

These challenges, and others concerning the licensing of music on our platform, may subject us to significant liability for copyright infringement, breach of contract, or other claims. For additional information, see Note 12, Commitments and Contingencies in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

Increases in component costs, long lead times, supply shortages, customs detentions, tariffs and other trade restrictions and supply changes could disrupt our supply chain and have an adverse effect on our business, financial condition, and operating results.

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

Moreover, volatile economic conditions have made it and may continue to make it more likely that our suppliers and logistics providers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. In addition, international supply chains have been and may continue to be impacted by events outside of our control and limit our ability to procure timely delivery of supplies or finished goods and services. We have seen, and may continue to see, increased congestion and new import/export restrictions implemented at ports that we rely on for our business. Since the beginning of 2018 and continuing today, importing and exporting has involved more risk, as there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain inputs and finished goods. Evolving trade measures pose potential risks and added supply chain and component costs. Several of the components that go into the manufacturing of our Connected Fitness Products are sourced internationally, including from China, from which imports of specified products are subject to various tariffs and trade restrictions by the United States and others. In the past, we have had to secure alternative transportation, such as air freight, or use alternative routes, at increased costs to run our supply chain. Tariffs and other supply chain issues have an impact on our component costs. Current trade negotiations with foreign trade partners, which are ongoing, may not result in reduced tariffs for global trading partners in China, Taiwan, Thailand, Canada and other countries. Increased tariffs could have a material effect on our business, financial condition, and operating results (including gross margins). See “— Changes in trade policies in the U.S. and internationally, including the imposition of tariffs, have had, and may continue to have, an adverse effect on our business, financial condition and results of operations.” Additional measures have targeted forced labor concerns in connection with certain products and textiles that can be associated with customs detentions and delayed entry of goods. These issues appear to have been and could be further exacerbated by any global supply chain delays, such as global shipping disruptions and new transportation costs. The loss of a significant supplier, an increase in component costs, or delays or disruptions in the delivery of components, could adversely impact our ability to generate future revenue and earnings and have an adverse effect on our business, financial condition, and operating results.

Our business could be adversely affected by an accident, safety incident, or workforce disruption.

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

Our business has historically been influenced by seasonal trends, where we generated a disproportionate amount of sales activity related to our Connected Fitness Products from November through February due in large part to seasonal holiday demand, New Year’s resolutions, and cold weather in the Northern Hemisphere. During and leading up to periods of higher sales, our working capital needs typically may be greater. We have observed and may continue to observe lower sales and less demand for our products and services during warmer seasons. As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance. See “— Our quarterly operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.” Seasonality in our business can also be affected by introductions of new or enhanced products and services, including the costs associated with such introductions, as well as external factors beyond our control.

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
•pricing pressure as a result of competition or otherwise, and changes in pricing by us or by our competitors, whether to connected fitness equipment, subscriptions, or both;
•delays or disruptions in our supply chain;
•errors in our forecasting of the demand for our products and services, which could lead to lower revenue or increased costs, or both;
•increases in marketing, sales, and other operating expenses;
•short-term expenditures and initiatives we may undertake in furtherance of long-term cost savings, including the Restructuring Plans;
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

Our passion and focus on delivering a high-quality and engaging Peloton experience may not maximize short-term financial results, which may conflict with the market’s expectations and could result in decreases in our stock price.

We are passionate about continually enhancing the Peloton experience with a focus on driving long-term Member engagement through innovation, immersive content, technologically advanced Connected Fitness Products, multiple tiers of the Peloton Apps, and community support, which may not necessarily maximize short-term financial results. While we have recently announced our intention to stabilize our cash flows, we frequently make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve the Peloton experience, which we believe will improve our financial results over the long term. For example, the Restructuring Plans have resulted in charges and which we anticipate will require additional charges in the future. See Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Overview—Restructuring.” These decisions may not be consistent with the expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our membership growth and Member engagement, and our business, financial condition, and operating results could be harmed.

Our integration of Precor presents risks and we may not realize our anticipated strategic and financial goals from our ownership of Precor.

We intend to further integrate Precor into our business and risks we may face in connection with such efforts include:

•We may not realize the benefits we expect to receive from the integration and ownership of Precor, such as anticipated synergies;
•We may have difficulties managing Precor’s technologies and lines of business or retaining key personnel from Precor or from the Peloton for Business team;
•In connection with our original acquisition of Precor, we may have failed to identify or assess the magnitude of (i) claims or liabilities related to Precor’s business, including, among others, claims from government agencies, terminated employees, current or former customers, consumers or business partners, users, or other third parties, unexpected litigation or regulatory exposure, or intellectual property disputes; (ii) pre-existing contractual relationships or lines of business of Precor that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (iii) unfavorable accounting treatment as a result of Precor’s practices; and (iv) other shortcomings or risks in Precor’s business;
•Precor operates in segments of the commercial market that we have less experience with, including traditional gyms, multifamily residences, hotels and college and corporate campuses, and expansion of our operations in these segments could present various challenges and result in increased costs and other unforeseen challenges;
•We may be unable to successfully integrate Precor and its operations into our control environment; and
•Precor serves customers in more than 60 countries worldwide and our operations have therefore expanded into new jurisdictions, which could present significant challenges and result in significant increased risks and costs inherent in doing business in international markets (see “— Expansion into international markets will expose us to significant risks”).

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
•complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to sustainability disclosure, artificial intelligence, consumer protection, consumer product safety, content moderation, and data privacy frameworks, such as the General Data Protection Regulation 2016/679;
•varying levels of internet technology adoption and infrastructure, and increased or varying network and hosting service provider costs;
•tariffs and other non-tariff barriers, such as quotas and local content rules, customs detentions, as well as tax consequences;
•fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars; and
•political or social unrest or economic instability in a specific country or region in which we operate or in which our products are manufactured, including, for example, escalating tensions, hostilities, or trade disputes between China and Taiwan which could have an adverse impact on our manufacturing and operations in such locations.

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

We rely on access to our production studios (or alternate venues) and the creativity of our fitness Instructors to generate our class and other content. If we are unable to access or use our studios or alternate venues, or if we are unable to attract and retain high-quality fitness Instructors, we may not be able to generate interesting and attractive content for our classes and audiences.

Most of the fitness and wellness content offered on our platform is produced in one of our production studios located in New York City or London, with some content (including audio-only content) recorded out of studio or in non-Peloton studios. Due to our reliance on a limited number of studios in a concentrated location, any incident involving our studios, or affecting New York City or London at-large, could render our studios inaccessible or unusable and could inhibit our ability to produce and deliver new fitness and wellness content for our Members. Production of the fitness and wellness content on our platform is further reliant on the creativity of our fitness Instructors who, with the support of our production team, plan and lead our classes and other content. Our standard employment contract with our U.S.-based fitness Instructors has a fixed term, however, any of our Instructors may leave Peloton prior to the end of their contracts. If we are unable to attract or retain creative and experienced Instructors, we may not be able to generate content on a scale or of a quality sufficient to grow our business. If we fail to produce and provide our Members with interesting and attractive content led by Instructors who engage them and who they can relate to, then our business, financial condition, and operating results may be adversely affected.

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

Further, in connection with our restructuring initiatives, we have divested some of our assets, including through site closures. We may in the future decide to divest other assets or a business. In connection with these activities, it may be difficult to find or complete divestiture opportunities or alternative exit strategies under the desired timeline and on acceptable terms, if at all. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expenses with respect to the desired divestiture, or the price or terms of the divestiture may be less favorable than we had anticipated. Even following a divestiture or other exit strategy, we may have certain continuing obligations to former employees, customers, vendors, landlords or other third parties. We may also have continuing liabilities related to former employees, assets or businesses. Such obligations may have a material adverse impact on our results of operations and financial condition.

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

Our Member engagement on mobile devices and through television depends upon effective operation with mobile and streaming device operating systems, networks, and standards that we do not control.

Members may access our platform through the Peloton Apps, and we have recently expanded our offerings with the Peloton Strength+ App. There is no guarantee that popular mobile devices or television streaming devices will continue to support the Peloton Apps or that device users will choose our Peloton Apps over competing products. We are dependent on the interoperability of the Peloton Apps with popular mobile and television streaming operating systems that we do not control, such as Android and iOS. Any changes in these systems that degrade the functionality of our Peloton App offerings or give preferential treatment to competitors could adversely affect our platforms’ usage on mobile devices and televisions. We may face challenges in effectively designing and maintaining apps that deliver high-quality content and work well with a range of mobile and streaming technologies, systems, networks, and standards that we do not control. App store license agreements are not negotiable, which requires us to be responsive to changing requirements under those agreements. We may not be successful in developing relationships with key participants in the mobile and streaming industry or in developing products that operate effectively with these technologies, systems, networks, or standards. If it becomes more difficult for our Members to access or use our platforms on their mobile devices or televisions, Members find that the Peloton Apps do not effectively meet their needs, our competitors develop products and services that are perceived to operate more effectively on mobile devices or televisions, or if our Members choose not to access or use our platforms on their mobile devices or televisions or use products that do not offer access to our platforms, our Member growth and Member engagement could be adversely impacted.

Our Peloton Strength+ App, which is designed for commercial and home gym settings and is currently only available only on iOS in the U.S., has a limited operating history and our ability to capture the intended market segment of gym-goers or scale the adoption of a specialized strength-focused app on a single operating system is unproven.

If we are unable to anticipate appropriate pricing levels for our Connected Fitness Products and subscriptions, our business could be adversely affected.

If we are unable to anticipate appropriate pricing levels for our portfolio of Connected Fitness Products and subscription services, whether due to consumer sentiment and spending power, availability and terms of consumer financing, brand perception, competitive pressure, or otherwise, our revenues and/or gross margins could be significantly reduced. Our decisions around the development of new products and services are in part based upon assumptions around pricing levels. If there are price fluctuations in the market after these decisions are made, it could have a negative effect on our business. Additionally, any decision to change the prices of our products and services may lead to negative consumer sentiment, reduced demand for our products and services, or otherwise harm our reputation and our Members’ perception of our business.

Further, in March 2022, we began offering Peloton Rental in select markets. In May 2023, we relaunched the Peloton App, and in August 2024 we announced the Used Equipment Activation Fee applicable to Connected Fitness Products purchased in the secondary market. In June 2025, we launched Peloton Repowered, an equipment and accessories resale marketplace. No assurance can be given that these offerings or any other new products or services will be successful and will not adversely affect our reputation, operating results, and financial condition. Additionally, our focus on long-term Member engagement over short-term financial condition or results of operations can result in us making decisions that may reduce our short-term revenue or profitability if we believe that such decisions benefit the aggregate Member experience and will thereby improve our financial performance over the long term. These decisions may not produce the long-term benefits that we expect, in which case our Member growth and engagement as well as our business, operating results, and financial condition could be negatively impacted.

Changes in how we market our products and services could adversely affect our marketing expenses and subscription levels.

We use a broad mix of marketing and other brand-building measures to attract Members. We use traditional television and online advertising, as well as third-party social media platforms such as Facebook, X (Twitter), Instagram, and TikTok as marketing tools. As television advertising, online, and social media platforms continue to rapidly evolve or grow more competitive, we must continue to maintain a presence on these platforms and establish a presence on new or emerging popular social media and advertising and marketing platforms. If we cannot use these marketing tools in a cost-effective manner, if we fail to promote our products and services efficiently and effectively, or if our marketing campaigns attract negative media attention, our ability to acquire new Members and our financial condition may suffer and the price of our stock could decline. In addition, an increase in the use of television, online, and social media for product promotion and marketing may increase the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. We may not be able to control the adjacency of our marketing to objectionable content. Negative commentary, claims or publicity regarding us, our products or influencers and other third parties who are affiliated with us could adversely affect our reputation and sales regardless of whether such claims are accurate. See – “Our success depends on our ability to maintain the value and reputation of the Peloton brand.”

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

The majority of our Subscribers are on month-to-month subscription terms and may cancel their subscriptions at any time. In addition, subscription renewals can fluctuate based on a variety of factors such as consumer preferences, competitive products and services and macroeconomic conditions. We have limited historical data with respect to subscription renewals, so we may be unable to accurately predict customer renewal rates. Additionally, prior renewal rates may not accurately predict future Subscriber renewal rates for a variety of reasons, such as Subscribers’ dissatisfaction with our offerings and the cost of our subscriptions, macroeconomic conditions, changes to our pricing or that of our competitors, or new offering introductions by us or our competitors. If our Subscribers do not renew their subscriptions, our revenue may decline, and our business will suffer.

Furthermore, we have offered and may in the future offer, new subscription products, implement promotions, or replace or modify current subscription models and pricing, any of which could result in additional costs or could adversely impact Subscriber retention. For example, we offer Peloton Rental in select markets, and we have launched a Used Equipment Activation Fee applicable to Connected Fitness Products purchased in the secondary market. In the future, we may introduce shipping and return fees, or tariff surcharges. It is unknown how our Subscribers will react to new models and whether the costs or logistics of implementing these models will adversely impact our business. If the adoption of new revenue models adversely impacts our Subscriber relationships, Subscriber growth, Subscriber engagement, and our business, financial condition, and operating results could be harmed.

We track certain operational and business metrics with internal methods that are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We track certain operational and business metrics, including Total Workouts and Average Monthly Workouts per Connected Fitness Subscription, with internal methods, which are not independently verified by any third party and, in particular for the Peloton Apps, are often reliant upon an interface with mobile operating systems, networks and standards that we do not control. Our internal methods have limitations and our process for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal methods we use under-count or over-count metrics that are important to our business, for example, as a result of algorithmic or other technical errors, the operational and business metrics that we report publicly, or those that we report to regulatory bodies or otherwise use to manage our business, may not be accurate. In addition, limitations or errors with respect to how we measure certain operational and business metrics or a cybersecurity incident that impacts the accuracy of this information may affect our understanding of certain details of our business, which could affect our longer-term strategies, and jeopardize our credibility with Members, partners and regulators. If our operational and business metrics are not accurate representations of our business, market penetration, retention or engagement; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, or if investors, analysts, or customers do not believe that they do, our reputation may be harmed, and our operating and financial results could be adversely affected.

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

Covenants in the credit agreement and the security agreement governing our Term Loan (as defined below) and revolving credit facility may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely impacted.

Our Term Loan and revolving credit facility contain various restrictive covenants, including, among other things, minimum liquidity and subscription revenue requirements applicable solely to drawings under the revolving credit facility, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related party transactions. In particular, in addition to customary affirmative covenants, as well as customary covenants that restrict our ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions, our revolving credit facility, as recently amended, requires us, when revolving loans are outstanding, to maintain a total level of liquidity of not less than $250.0 million and to maintain Subscription Revenue of the company and its subsidiaries of at least $1.2 billion for the four-quarter trailing period. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. Pursuant to the security agreement, we granted the parties thereto a security interest in substantially all of our assets. See Note 11, Debt in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Third Amended and Restated Credit Agreement” in Part II, Item 7 of this Annual Report on Form 10-K.

Our ability to meet these restrictive covenants can be impacted by events beyond our control and we may be unable to do so. Our credit agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under its debt agreements to be immediately due and payable. In addition, our lenders would have the right to proceed against the assets we provided as collateral pursuant to the credit agreement and the security agreement. If the debt under our credit agreement were to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our Class A common stock.

We previously identified material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses does not remain effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

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
•A material weakness related to controls around the existence, completeness, and valuation of inventory. This material weakness existed during fiscal 2021 through fiscal 2024 and was remediated in fiscal 2025.
•A material weakness related to controls around the inputs and assumptions used in our goodwill and long-lived asset impairment testing and restructuring assessment. This material weakness was identified during fiscal 2022 and remediated in fiscal 2023.
•A material weakness related to information technology general controls (“ITGCs”) in the area of user access for a certain information technology system specific to Precor. This material weakness was identified during fiscal 2023 and remediated in fiscal 2024.
•A material weakness related to Precor’s business process control environment involving the lack of proper design of controls and lack of sufficient documentation to validate control design effectiveness, in particular management review controls. This material weakness was identified in fiscal 2024 and remediated in fiscal 2025.

To address our material weaknesses, we made changes to our program and controls, as set forth in further detail in Part II, Item 9A “Controls and Procedures” with respect to the remediated inventory and Precor business process environment material weaknesses.

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

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses, including with regard to the matters previously remediated. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. For example, as we continue our reliance on last mile partners, we may face additional challenges in accurately verifying physical inventory counts. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the rules and regulations promulgated thereunder by the SEC and any rules and regulations subsequently implemented by the SEC, the listing standards of The Nasdaq Stock Market LLC and other applicable securities rules and regulations. Compliance with these rules, regulations and standards has increased our legal and financial compliance costs and strains our financial and management systems, internal controls, and employees.

The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. In order to maintain and, if required in the future, improve our disclosure controls and procedures, and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud. See “— We previously identified material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses does not remain effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.”

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in Part II, Item 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, stockholders’ equity (deficit), revenue, expenses, and related disclosures. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to inventory valuation and reserves, impairment of long-lived assets, loss contingencies, product warranty and recall related provisions, and music royalty fees. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.

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

We have been and may in the future be subject to stockholder activism, which can arise in a variety of situations and can result in substantial costs and divert management’s and our board’s attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our long-term business, financial forecasts, future operations and strategic planning, harm our reputation, adversely affect our relationships with our Members and business partners, and make it more difficult to attract and retain qualified personnel. We may also be required to incur significant fees and other expenses related to activist matters, including for third-party advisors retained by us to assist in navigating activist situations. Our stock price could fluctuate due to trading activity associated with various announcements, developments, and share purchases over the course of an activist campaign or otherwise be adversely affected by the events, risks and uncertainties related to any such stockholder activism.

Companies across all industries are facing increasing scrutiny related to their environmental, social and governance practices and reporting. Increased regulation and increased scrutiny and changing expectations from investors, consumers, employees, and others regarding environmental, social and governance matters, practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer attraction and retention, access to capital and employee recruitment and retention.

Our ability to achieve our current or future environmental, social and governance objectives, targets or goals, is subject to numerous risks, many of which are outside of our control.

Our goals and targets related to environmental, social or governance matters are subject to risks, uncertainties, third party information or action, and conditions, many of which are outside of our control. Progressing towards our targets and commitments requires us to invest effort, resources, and management time, and circumstances may arise, including those beyond our control, that may require us to revise our timelines or our commitments. All our disclosures with respect to these matters are also subject to certain assumptions, estimations, methodologies, and third-party information that we believed to be reasonable at the time, but which may subsequently be determined to be erroneous, insufficient, or otherwise misaligned with stakeholder expectations. Additionally, if we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer attraction and retention, access to capital and employee retention. Our failure to comply with any applicable sustainability rules or regulations or other criticisms of our sustainability disclosures could lead to penalties or claims and other litigation and adversely impact our reputation, customer attraction and retention, access to capital and employee retention.

Furthermore, there are efforts by some governmental authorities and stakeholders to reduce or limit companies’ efforts on certain environmental, social and governance related matters. Both advocates and opponents are increasingly resorting to a range of activism forms to advance their perspectives, including media campaigns, litigation, and, with respect to governmental authorities, investigations, enforcement of anti-discrimination laws, boycotts or the cessation of business with certain companies. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified above and other similar risks.

Our business is subject to the risk of earthquakes, fire, power outages, floods, hurricanes, public health crises, ransomware and other cybersecurity attacks, labor disputes, and other catastrophic events, and to interruption by man-made problems such as terrorism and international geopolitical conflicts.

Our business is vulnerable to damage or interruption from extreme weather events, earthquakes, fires, floods, hurricanes, and other power losses, telecommunications failures, ransomware and other cybersecurity attacks, labor disputes, terrorist attacks, acts of war and international geopolitical conflicts, human errors, break-ins, industrial accidents, public health crises, including pandemics, epidemics or a resurgence of the COVID-19 virus, and other unforeseen events or events that we cannot control. The third-party providers, systems and operations and contract manufacturers, logistics providers and business partners we rely on are subject to similar risks. Our insurance policies may not cover losses from these events or may provide insufficient compensation that does not cover our total losses. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. We may also see significant increases to employee healthcare and benefits costs. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions to our or our suppliers’ and contract manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, which house our servers, or from which we generate content. As we rely heavily on our computer and communications systems, and the internet to conduct our business and provide high-quality customer service, these disruptions, including disruptions due to weather-related events that could stress the power grid, could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and our contract manufacturers’ businesses, which could have an adverse effect on our business, financial condition, and operating results.

To the extent any of the foregoing or similar events adversely affects our business or financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other cascading effects that are not foreseeable, could adversely impact our business, results of operations and financial condition.

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

We have been and may in the future be exposed to product-related liabilities, which in some instances have resulted in and may result in product redesigns, product recalls, or other corrective actions and enforcement risks. For example, in May 2021 we initiated a voluntary recall of our Tread+ product in coordination with the U.S. Consumer Product Safety Commission (“CPSC”) in response to reports of injuries associated with our Tread+ and in May 2023, in collaboration with the CPSC, we announced a voluntary recall of the original Peloton model Bike seat posts sold in the U.S. from January 2018 to May 2023. As a result, we are now and may in the future be involved in class action litigation and enforcement by regulatory authorities. We may also in the future be involved in product recalls for which insurance is not available, and may be involved in other litigation or events for which our insurance only provides limited coverage.

We have been and in some cases continue to be subject to class action litigation, private personal injury claims and other regulatory proceedings, government inquiries and investigations related to the Tread+ and Bike recalls and other matters that, regardless of their merits, could harm our reputation, divert management’s attention from our operations, and result in substantial legal fees, judgments, fines, penalties, and other costs. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal and regulatory proceedings, either individually or in the aggregate, will not have a material adverse effect on our stock price, business, results of operations, financial condition or cash flows. Furthermore, the occurrence of real or perceived defects in any of our products, now or in the future, could result in additional negative publicity, regulatory investigations, recalls, or lawsuits filed against us, particularly if Members or others who use or purchase our Connected Fitness Products are injured. Even if injuries are not the result of any defects, if they are perceived to be, we may incur expenses to defend or settle any claims or government inquiries and our brand and reputation may be harmed. See Note 12, Commitments and Contingencies in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

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

Our Members use their Connected Fitness Products, subscriptions, and fitness accessories, such as our heart rate monitor, to track and record certain metrics and data related to their workouts. Examples of data tracked on our platform include heart rate, calories burned, distance traveled and Strive Score as well as cadence, resistance, and output in the case of Bike; pace, speed, elevation, and output in the case of Tread; Movement Tracker in the case of Guide; and stroke rate, pace, and output in the case of Row. Taken together, these metrics assist our Members in tracking their fitness journey and understanding the effectiveness of their Peloton workouts, both during and after a workout. We anticipate introducing new metrics and features in the future and may update or remove existing metrics or features. If the software used in our Connected Fitness Products or on our platform malfunctions and fails to accurately track, display, record, or retain Member workouts and metrics, it could negatively impact our Members’ experience, and we could face claims alleging that our products and services do not operate as advertised. Such reports and claims could result in negative publicity, product liability and/or product safety claims, and, in some cases, may require us to expend time and resources to refute such claims and defend against potential litigation. If our products and services fail to provide accurate metrics and data to our Members, or if there are reports or claims of inaccurate metrics and data or claims of inaccuracy regarding the overall health benefits of our products and services in the future, our Members’ experience may be negatively impacted, we may become the subject of negative publicity, litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.

If we fail to offer high-quality Member support, our business and reputation will suffer.

Providing a high-quality Member experience is vital to our success in generating word-of-mouth referrals to drive sales and for retaining existing Members. We have faced, and in the future may face, challenges to our ability to provide high-quality Member support. Additionally, our use of, and expansion of, other distribution channels and our reliance on third-party Member support, third-party partners for in-home delivery and set up services, and Member self-assembly of certain of our Connected Fitness Products may challenge our ability to control Members’ experience of such services. If we or our third-party partners do not help our Members quickly resolve issues and provide effective ongoing support, our reputation may suffer, and our ability to retain and attract Members, or to sell additional products and services to existing Members, could be harmed.

We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater product returns than expected, either of which could have an adverse effect on our business, financial condition, and operating results.

We generally provide a minimum 12-month limited warranty on all of our Connected Fitness Products. In addition, we generally permit returns of certain new Bikes, Rows or Treads by first-time purchasers for a full refund within 30 days of delivery. The occurrence of any defects, real or perceived, in our Connected Fitness Products could result in an increase in returns or make us liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if returns or warranty claims were to materially exceed anticipated levels. We have experienced and may in the future experience higher product returns during periods where there are actual or perceived defects in our products or services or if there are changes in consumer demand.

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

In addition to warranties supplied by us, we also offer the option for customers to purchase extended warranty and services contracts in some markets, which creates an ongoing performance obligation over the warranty period. Extended warranties are regulated in the United States on a state level and are treated differently by state. Outside the United States, regulations for extended warranties and service plans vary from country to country. Changes in interpretation of the insurance regulations or other laws and regulations concerning extended warranties and service plans on a federal, state, local, or international level may cause us to incur costs or have additional regulatory requirements to meet in the future. Our failure to comply with past, present, and future similar laws could result in reduced sales of our products, reputational damage, penalties, and other sanctions, which could have an adverse effect on our business, financial condition, and operating results.

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, requiring us to conduct due diligence on and disclose whether or not certain conflict minerals originating from certain countries as well as geographic regions are necessary for the manufacture or functionality of our products. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we incur additional costs to comply with the potential disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that any of our products contain materials not determined to be free of conflict minerals or if we are unable to alter our products, processes, or sources of supply to avoid such materials.

Risks Related to Laws, Regulation, and Legal Proceedings

From time to time, we may be subject to legal proceedings, government inquiries or investigations, or disputes that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

We have been, currently are, or in the future may be, subject to claims, lawsuits, government inquiries or investigations, demands, disputes, and other proceedings involving product safety, product liability, competition and antitrust, intellectual property, privacy, data security, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have evolved, we continue to see a number of these disputes and inquiries.

Personal injuries sustained or damages claimed by Members or their friends and family members, or others who use or purchase our Connected Fitness Products, services or offerings, have subjected us to, and could in the future subject us to, regulatory proceedings, government inquiries, investigations and actions, or private litigation that, regardless of their merits, could harm our reputation, divert management’s attention from our operations, and result in substantial adverse judgments or awards, legal fees, settlements, penalties and other costs. Additionally, we have in the past been subject to intense media scrutiny, which exposes us to additional regulation, government investigations, legal actions and penalties. For example, we are presently subject to litigation and disputes related to injury or damage claims by Members and others who used or purchased Connected Fitness Products. Product recalls or other programs may give rise to regulatory investigations, enforcement matters, private litigation, and penalties. See “ — Our products and services may be affected from time to time by design and manufacturing defects or product safety issues, real or perceived, that could adversely affect our business and result in harm to our reputation.”

Additionally, from time to time, we have been, currently are, or in the future may be, subject to inquiries from regulators in which they seek information about us or our practices, products and services. Such further inquiries could result in more formal investigations or proceedings, which could adversely impact our business, financial condition, and operating results.

Litigation, government inquiries or investigations, regulatory proceedings, as well as personal injury or class and mass action claims and lawsuits, and securities, commercial, consumer and intellectual property infringement matters that we are currently facing or could face, can be protracted and expensive, and have results that are difficult to predict. Determining reserves for pending litigation and other legal and regulatory matters requires significant judgment, and there can be no assurance that our expectations or estimates will prove correct. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive or equitable relief. Additionally, our legal costs for any of these matters, either alone or in the aggregate could be significant. Adverse outcomes with respect to any of these legal, government, or regulatory proceedings may result in significant settlement costs, judgments or awards, penalties and fines, or require us to modify our products or services, make content unavailable, or to stop offering certain products, components, or features, all of which could negatively affect our membership and revenue growth. Even if these proceedings are resolved in our favor, the time and resources necessary to resolve them, or public scrutiny related to them, could divert the resources of our management, harm our brand or reputation, or require significant expenditures. See Note 12, Commitments and Contingencies in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

We collect, store, process, and use personal and other data, which subjects us to legal obligations and laws and regulations related to security and privacy, and any actual or perceived failure to meet those obligations could harm our business.

We collect, process, store, and use a wide variety of data from current and prospective Members, and those individuals who interact with our products, services, platform, apps and websites, including personal data (some of which is considered sensitive data under applicable laws), such as precise geolocation data and data related to fitness and wellness. U.S. federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions impose obligations on what we can do with personal data. These obligations include heightened transparency about data collection, use and sharing practices, new data privacy rights, and rules in respect to cross-border data transfers, which carry significant enforcement penalties for non-compliance. Compliance with existing, proposed and recently enacted laws and regulations can be costly and time consuming, and any failure to comply with these legal or regulatory standards could subject us to legal, operational and reputational risks. These laws and regulations also require us to safeguard personal data. Although we have established security measures, policies and procedures designed to protect this information, our and our third-party service providers’ security and testing measures may not prevent security breaches. Further, advances in computer capabilities, artificial intelligence and machine learning, new discoveries in the field of cryptography, inadequate facility security, or other developments may result in a compromise or breach of the technology we use to protect data. Any compromise of our security or breach of privacy could result in litigation or harm our reputation or financial condition and, therefore, our business.

In addition, a party who circumvents our security measures or exploits inadequacies in our security measures, could, among other effects, misappropriate personal data or other proprietary information, cause interruptions in our operations, or expose Members, prospective Members or other individuals to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. To the extent that the measures we or our third-party business partners have taken prove to be insufficient or inadequate, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, or damages and harm to our reputation. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our data, we may also have obligations to provide notifications about the incident and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another, and there can be no assurances that we will be successful in our efforts to comply with these obligations. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises our data.

Furthermore, we may legally be required to disclose personal data pursuant to demands from individuals, privacy advocates, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. This disclosure of or refusal to disclose personal data may result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand, and inability to provide our products and services to consumers in certain jurisdictions. Additionally, new laws or regulations, or changes to or re-interpretations of the laws and regulations that govern our collection, use, and disclosure of data could impose additional requirements with respect to the retention and security of our data, could limit our marketing activities, and could have an adverse effect on our business, financial condition, and operating results.

Violations of applicable privacy laws or cybersecurity incidents could impact our business in a number of ways, such as a temporary suspension of some or all of our operating and/or information systems, damage our reputation, our relationships with customers, suppliers, vendors, and service providers and the Peloton brand and could result in lost data, lost sales, increased insurance premiums, substantial breach-notification and other remediation costs and lawsuits and legal proceedings, as well as adversely affect results of operations. In addition, we may also face regulatory investigations with corresponding fines, civil claims including representative actions, and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities (including under laws such as in California that provide statutory damage remedies for certain types of breaches) or settlements, as well as associated costs, diversion of internal resources, and reputational harm.

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

We are subject to global trade-related laws and regulations for the export and import of goods, articles, materials and technology, as well as forced labor and economic sanctions regulations that could subject us to liability, detention of goods, and impair our ability to compete in international markets.

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

As of June 30, 2025, we had U.S. federal net operating loss carryforwards, or NOLs, and state NOLs of approximately $3,290.0 million and $2,657.9 million, respectively, due to prior period losses, which if not utilized, will begin to expire for federal and state tax purposes beginning in 2034 and 2024, respectively. Realization of these NOLs depends on future income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We have undergone ownership changes in the past, and our NOLs arising before those dates are subject to one or more Section 382 limitations which may materially limit the use of such NOLs to offset our future taxable income. Our NOLs may also be impaired under state laws. In addition, under the 2017 Tax Cuts and Jobs Act, or Tax Act, tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

Our success depends in large part on our proprietary technology and our patents, trade secrets, trademarks, copyrights and other intellectual property rights. We rely on, and expect to continue to rely on, a combination of trademark, trade dress, domain name, copyright, trade secret and patent protection, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our technology, brand, and other intellectual property. However, our efforts to protect our intellectual property rights may not be sufficient or effective, especially as incidents of infringement of the Peloton brand increase, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that infringe on our rights or are substantially similar to ours and that compete with our business.

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

There is considerable patent and other intellectual property development activity in our market. Litigation, based on allegations of infringement or other violations of intellectual property rights, is frequent in the fitness and technology industries. Furthermore, it is common for individuals and groups to purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract licenses and/or settlements from companies like ours. Our use of third-party content, including music content, software, and other intellectual property rights, may be subject to claims of infringement or misappropriation. We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. For additional information, see Note 12, Commitments and Contingencies in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or royalty payments, prevent us from offering our platform or services or using certain technologies, force us to implement expensive work-arounds, or impose other unfavorable terms. We expect that the occurrence of infringement claims is likely to grow as the market for fitness products and services grows and as we introduce new and updated products and offerings. Further, we cannot compel patent or trademark rights holders to license their rights to us, and our business may be adversely impacted if our access to technology is limited. Accordingly, our exposure to demands for royalty licenses or damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to avoid or to resolve them, could divert the resources of our management and require significant expenditures. See “Risks Related to Laws, Regulation, and Legal Proceedings.” Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, financial condition, and operating results.

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

If the information provided to us or obtained by such third parties does not comprehensively or accurately identify the ownership of musical compositions, if we are unable to determine which musical compositions correspond to specific sound recordings, or if the same party does not administer, control or own all rights on a worldwide basis, it may become difficult or impossible to identify the appropriate rights holders to whom to pay royalties. This may make it difficult to comply with the obligations of agreements with those rights holders or to secure the appropriate licenses with all necessary parties.

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

If certain of our license agreements contain payment guarantees, which could be tied to our number of Subscribers or stream counts for music used in our service, our ability to achieve and sustain profitability and operating leverage could depend in part on our ability to increase our revenue through increased sales of subscriptions on terms that maintain an adequate gross margin. Our license agreements typically have terms of between one and three years, but our Subscribers may cancel their subscriptions at any time. We rely on estimates to forecast whether guaranteed payments against royalties could be recouped against our actual content costs incurred over the term of the license agreement. To the extent that our estimates underperform relative to our expectations, and our content costs do not exceed such guaranteed payments, our margins may be adversely affected.

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

As a producer and distributor of content, we face potential liability for negligence, intellectual property infringement, or other claims based on the nature and content of materials that we produce, license, and distribute, both on our platform as well as third-party platforms. We also may face potential liability for content used in promoting our service, including marketing materials. We may decide to alter or remove content from our service or third-party platforms, not to place certain content on our service or third-party platforms, or to discontinue or alter our production of certain types of content for any reason, including if we believe such content might not be well received by our Members or could be damaging to our brand and business.

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

Risks Related to Service Providers and Our Employees

We rely heavily on third parties for most of our computing, storage, processing, and similar services, and for last mile distribution and Member support. Any disruption of or interference with our use of these third-party services could have an adverse effect on our business, financial condition, and operating results.

We have outsourced our cloud infrastructure to third-party providers, and we currently use these providers to host and stream our services and content. We are therefore vulnerable to service interruptions experienced by these providers, and we have in the past and expect in the future to experience interruptions, delays, or outages in service availability in the future due to a variety of factors, including infrastructure changes, human, hardware or software errors, hosting disruptions, and capacity constraints. Outages and capacity constraints could arise from a number of causes such as technical failures, natural disasters and global pandemics, fraud, or security attacks. In addition, hosting costs will increase as membership engagement grows, which could harm our business if we are unable to grow our revenue faster than the cost of using these services or the services of similar providers.

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

Furthermore, some providers, such as shipping and software vendors, have broad discretion to change and interpret the terms of service and other policies with respect to us, and those actions may be unfavorable to our business operations. Our providers may also take actions beyond our control that could seriously harm our business, including discontinuing or limiting our access to one or more services, increasing pricing terms, terminating or seeking to terminate our contractual relationship altogether, or altering how we are able to process data in a way that is unfavorable or costly to us. Although we expect that we could obtain similar services from other third parties, if our arrangements with our current providers were terminated, we could experience interruptions on our platform and in our ability to make our content available to Members, as well as delays and additional expenses in arranging for alternative cloud infrastructure services.

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

Because our future success is dependent on our ability to continue to enhance and introduce new products and services, we are particularly dependent on our ability to hire and retain qualified and skilled engineers, including with significant experience in hardware development, designing and developing software and internet-related services, and with background in the areas of artificial intelligence and machine learning.

Also imperative to our success are our fitness Instructors, whom we rely on to bring new, exciting, and innovative fitness and wellness content to our platform, and who act as brand ambassadors. There can be no assurance that our Instructors will remain with us or retain their current appeal, that the costs associated with retaining current Instructors and hiring new Instructors will be favorable or acceptable to us, or that new Instructors will be as successful as their predecessors. The loss of key personnel, including key Instructors, could make it more difficult to manage our brand, operations and research and development activities, could reduce our employee retention and revenue, and impair our ability to compete. We do not maintain key person life insurance policies on any of our employees.

Demand and competition for highly skilled personnel, including those with specific expertise, is often intense, especially in New York City, where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications, and we may lose new employees to our competitors before we realize the benefit of our investment in recruiting and training them. In addition, we issue equity awards to certain of our employees as part of our hiring and retention efforts, and job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Our employees’ inability to sell their shares in the public market at times and/or at prices desired may lead to a larger than normal turnover rate. If the actual or perceived value of our Class A common stock declines, it may adversely affect our ability to hire or retain employees. In addition, we may periodically change our equity compensation practices, which may include reducing the number of employees eligible for equity awards, reducing the size of equity awards granted per employee, varying the type of equity awards granted, or undertaking other efforts that may prove to be unsuccessful retention mechanisms. If we are unable to attract, integrate, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business and future growth prospects could be harmed.

Our Instructors and many of our employees (where appropriate) are subject to certain restrictive covenants, including post-employment non-compete agreements. Moreover, actual and proposed federal, state or local laws may limit the ability of employers to deploy and/or enforce certain non-compete agreements. As such, the Company’s ability to protect legitimate interests through the deployment and/or enforcement of non-compete agreements may be limited.

If we cannot maintain our culture, we could lose the innovation, teamwork, and passion that we believe contribute to our success and our business may be harmed.

We believe that a significant component of our success has been our corporate culture. We have invested substantial time and resources in building our culture and as we continue to evolve, we will need to maintain our culture among our employees dispersed across various geographic regions or who work remotely. We have faced, and may continue to face, challenges arising from the management of certain remote, geographically dispersed teams. As we continue to develop our infrastructure, and particularly in light of reductions in headcount, including as part of our restructuring initiatives, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract competent personnel who are willing to embrace our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

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

In addition to the factors discussed in this Annual Report on Form 10-K, the market price of our Class A common stock has fluctuated and may in the future fluctuate significantly in response to numerous factors, some of which are beyond our control, including:

•our ability to execute and realize the benefits of strategic plans, such as the Restructuring Plans, including our ability to achieve targeted cost savings;

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
•recruitment, satisfaction or departure of key personnel;
•general economic conditions;
•past or future investments, acquisitions or dispositions;
•negative publicity related to individuals associated with our content, problems with our suppliers or partners, or the real or perceived quality of our products, as well as the failure to timely launch new products or services that gain market acceptance;
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

There were a total of 406,416,540 shares of our Class A common stock and Class B common stock outstanding as of June 30, 2025. All shares of our Class A common stock and Class B common stock are freely tradable, except for certain limitations, including with respect to holding periods, on any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

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

In addition, as of June 30, 2025, we had 55,301,718 shares of Class A common stock underlying restricted stock units that were awarded but not yet vested, and stock options outstanding that, if fully exercised, would result in the issuance of 5,337,548 shares of Class B common stock and 15,621,209 shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, and limitations applicable to shares held by our affiliates, the vested restricted stock and shares issued upon exercise of outstanding stock options will be available for immediate resale in the open market.

The dual class structure of our common stock has the effect of concentrating voting control among certain directors and other holders of our Class B common stock; this will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock will be able to control or significantly determine the outcome of most matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) ten years from the closing of the IPO, and (iii) the date the shares of Class B common stock cease to represent at least 1% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain permitted transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. In the past we have granted options to purchase Class B common stock and any exercise of such options will result in additional Class B common stock outstanding, which may further concentrate control among holders of our Class B common stock.

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

We do not pay dividends.

We have never declared or paid any cash dividends on our common stock and do not currently intend to pay any cash dividends. Additionally, our ability to pay dividends on our common stock is limited by the restrictions under the terms of our credit agreement and security agreement. We anticipate that, for the foreseeable future, we will retain all of our future earnings for use in the reduction of our debt, the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, to realize gains on their investments.

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

Our 0.00% Convertible Senior Notes due 2026 and our 5.50% Convertible Senior Notes due 2029 (together, the “Notes”) are our senior, unsecured obligations and rank equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. In addition, because none of our subsidiaries guarantee the Notes, the Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. As of June 30, 2025, we had approximately $1.5 billion in total indebtedness ($549.0 million of which was the Notes) and approximately $100.0 million of available borrowing capacity under our revolving credit facility. Our subsidiaries had no outstanding additional indebtedness as of June 30, 2025. The indentures governing the Notes do not prohibit us or our subsidiaries from incurring additional indebtedness, including senior or secured indebtedness, in the future.

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

As of June 30, 2025, we had approximately $1.5 billion aggregate principal amount in total indebtedness ($990.0 million of which was secured indebtedness) and approximately $100.0 million of available borrowing capacity under our revolving credit facility. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things: increasing our vulnerability to adverse economic and industry conditions; limiting our ability to obtain additional financing; requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes; limiting our flexibility to plan for, or react to, changes in our business; diluting the interests of our existing stockholders as a result of issuing shares of our Class A common stock upon conversion of the Notes; and placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

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

For a discussion regarding risks from cybersecurity threats, see our risk factors, including the risk factors titled “–Any major disruption or failure of our information technology systems or websites, or our failure to successfully implement upgrades and new technology effectively, could adversely affect our business and operations”, “–Cybersecurity risks could adversely affect our business and disrupt our operations”, “–Our business is subject to the risk of earthquakes, fire, power outages, floods, hurricanes, public health crises, ransomware and other cybersecurity attacks, labor disputes, and other catastrophic events, and to interruption by man-made problems such as terrorism and international geopolitical conflicts”, “–We collect, store, process, and use personal data and other Member data, which subjects us to legal obligations and laws and regulations related to security and privacy, and any actual or perceived failure to meet those obligations could harm our business”, “–Our growing use of artificial intelligence and machine learning technologies may present additional risks and challenges, which could result in reputational and competitive harm, legal liability and adversely affect our results of operations”, under the heading “Risk Factors—Risks Related to Our Business” in Part I, Item 1A of this Annual Report on Form 10-K.

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

Item 2. Properties

As of June 30, 2025, our principal properties included our corporate headquarters offices, warehouses and distribution facilities, production studio facilities, and retail locations.

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

We lease retail properties in the United States, Canada, and Germany. However, we have continued to reduce our retail showroom presence as part of the Restructuring Plans.

Our office space and retail locations are used to support both of our reportable segments (Connected Fitness Products and Subscription). We lease warehouse and distribution facilities primarily in North America, which are used to support our Connected Fitness segment. In addition, we lease our production studio facilities, which are located in New York City and London, and are used to support our Subscription segment. We also have certain head-lease obligations for corporate offices, warehouses and distribution facilities, and retail locations, that we are currently subleasing to third-parties, and do not support our day-to-day operations.

We believe that our existing facilities are suitable and adequate for the conduct of our business. Refer to Note 17, Segment Information in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further details regarding our segments.

In May 2021, we announced plans to build a U.S. manufacturing facility in Troy Township, Ohio, which we called "Peloton Output Park" and is where we had planned to manufacture Connected Fitness Products in addition to our existing manufacturing facilities. In February 2022, as part of the 2022 Restructuring Plan, we announced the closing of several assembly and manufacturing plants, including our plans to sell the facility that was intended to be Peloton Output Park. In January 2024, we completed the sale of the Peloton Output Park building and a portion of the corresponding land and received net proceeds of approximately $31.9 million, and in September 2024, we completed the sale of the remaining Peloton Output Park land parcel and received net proceeds of $4.2 million.

Item 3. Legal Proceedings

From time to time, we may be involved in claims and proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.

For a discussion of legal and other proceedings in which we are involved, see Note 12, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Holders of Record
As of July 30, 2025, there were 37 registered holders of our Class A common stock and 66 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy
We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our capital stock for the foreseeable future. Instead, we anticipate that all of our earnings for the foreseeable future will be used for repayment of debt and for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our Board of Directors and would depend upon various factors, including our operating results, financial condition, and capital requirements, restrictions that may be imposed by applicable law, and other factors deemed relevant by our Board of Directors. In addition, our ability to pay dividends on our common stock is limited by the restrictions under the terms of our credit agreement and security agreement.

Performance Graph
The following performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Russell 2000 Index, Standard & Poor’s 500 Index, and the Nasdaq Computer Index. We have elected to replace the S&P 500 Index with the Russell 2000 Index because we believe the new broad equity market index provides for a better comparison of returns with public companies of similar size and market capitalization. We are also a component of the Russell 2000 Index. For the current year only, comparisons of the Company’s returns to both the S&P 500 Index and the Russell 2000 Index are included in the graph. The graph assumes an initial investment of $100 in our common stock and each index at the market close on the last trading day for the fiscal year ended June 30, 2020. Data for each index assumes reinvestment of dividends.

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

A discussion of our results of operations for our fiscal year ended June 30, 2024 compared to the year ended June 30, 2023 is included our Annual
Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on August 22, 2024 (File No. 001-39058) under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
Peloton is a leading global fitness and wellness company that empowers its Members to live fit, strong, long, and happy by providing fitness and wellness products and services they can use anytime, anywhere. We have a highly engaged community of approximately 6 million Members as of June 30, 2025, across the United States, United Kingdom, Canada, Germany, Australia, and Austria. As a category innovator at the nexus of fitness and wellness, technology, and media, we deliver experiences through our world-renowned Instructors, premium hardware and innovative software, personalization, and extensive modalities and content formats. Founded in 2012 and headquartered in New York City, Peloton aims to scale across the markets in which it operates.

We define a “Member” as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid App Subscription, inclusive of the Peloton App+, App One and Strength+ Memberships (our “Peloton Apps”), and engages in one or more workouts in the trailing 12-month period. We define workout engagement as either (i) completing the lesser of 50% or 10 minutes of Instructor-led classes, Scenic, and Lanebreak workouts; (ii) at least 10 minutes of any activity tracking workout (such as “Just Ride,” “Just Run,” or “Just Row”) or Entertainment workout; or (iii) at least 5 minutes of any Strength+ workout with 80% of sets marked complete.

Our Connected Fitness Products portfolio includes the Peloton Bike, Bike+, Tread, Tread+, Guide, Row and various Precor products. Access to the Peloton Apps is available with an All-Access or Guide Membership for Members who have Connected Fitness Products or through a standalone App Membership (App+, App One, or Strength+). Access to the Strength+ App is available with an All-Access, Guide, or App+ Membership or through a standalone Strength+ subscription. Our revenue is generated primarily from recurring Subscription revenue and the sale of our Connected Fitness Products. We define a “Paid Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, that has paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers). “Paid App Subscriptions” include all subscriptions to our Peloton Apps for which we currently receive payment.

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

Restructuring
In August 2025, the Company announced a new restructuring plan (the “2025 Restructuring Plan”), which includes a reduction in global headcount and is intended to improve the Company’s cost structure, operating efficiency, and profitability, while providing us the opportunity to return to growth by reinvesting expected savings into our differentiating capabilities. The Company expects the 2025 Restructuring Plan to be substantially implemented by the end of fiscal year 2026, which is subject to change.

As of June 30, 2025, actions pursuant to our 2024 Restructuring Plan, which includes any remaining restructuring activity under the original 2022 Restructuring Plan, have been substantially completed. As such, any remaining charges under these plans are included within the 2025 Restructuring Plan.

In connection with the 2025 Restructuring Plan, we estimate that we will incur additional cash restructuring charges of approximately $50.0 million, primarily comprised of location strategy costs, lease termination costs, and other exit costs. Additionally, we expect to recognize additional non-cash restructuring charges of approximately $10.0 million, primarily comprised of asset write-downs and write-offs, in connection with the continued exit of the Company’s retail and other leased locations. We expect these charges to be substantially incurred by the end of fiscal year 2026, which is subject to change.

Upon full implementation, we expect the 2025 Restructuring Plan to achieve at least $100 million of run-rate savings by the end of fiscal year 2026.

We may not be able to realize the cost savings and benefits initially anticipated as a result of the Restructuring Plans, and implementation and transition costs may be greater than expected. See “Risk Factors—Risks Related to Our Business—We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business” in Part I, Item 1A of this Annual Report on Form 10-K.

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

Other Developments
We have received a small number of reports that a Bike+ seat post broke during use. We are planning to offer certain Bike+ Members our newest seat post as a replacement for their existing seat post. We do not currently expect that the expenses associated with this plan will be material to our financial position. In the event we incur material expenses or face other challenges relating to the Bike+ seat post, including the implementation of other measures resulting from our engagement with governmental authorities on this matter, our results of operations, financial condition and reputation could be adversely affected.
Key Operational and Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Fiscal Year Ended June 30,
	2025	2024	2023
Ending Paid Connected Fitness Subscriptions(1)(2)	2,799,943	2,976,265	2,997,928
Average Net Monthly Paid Connected Fitness Subscription Churn(1)(2)	1.6%	1.4%	1.3%
Ending Paid App Subscriptions(1)	552,451	621,432	831,065
Average Monthly Paid App Subscription Churn(1)(3)	7.0%	7.7%	—
Subscription Gross Profit (in millions)	$1,157.1	$1,157.7	$1,122.1
Subscription Contribution (in millions)(4)	$1,222.0	$1,231.6	$1,201.8
Subscription Gross Margin	69.1%	67.8%	67.2%
Subscription Contribution Margin(4)	73.0%	72.1%	72.0%
Net loss (in millions)	$(118.9)	$(551.9)	$(1,261.7)
Adjusted EBITDA (in millions)(5)	$403.6	$3.5	$(208.5)
Net cash provided by (used in) operating activities (in millions)	$333.0	$(66.1)	$(387.6)
Free Cash Flow (in millions)(6)	$323.7	$(85.8)	$(470.0)
______________________________
(1) Beginning January 1, 2025, the Company migrated its subscription data model for reporting Ending Paid Connected Fitness Subscriptions, Average Net Monthly Paid Connected Fitness Subscription Churn, Ending Paid App Subscriptions, and Average Monthly Paid App Subscription Churn to a new data model that provides greater visibility to changes to a subscription's payment status when they occur. The new model gives the Company more precise and timely data on subscription pause and churn behavior. Prior period information has been revised to conform with current period presentation. The impact of this change in the model on Ending Paid Connected Fitness Subscriptions, Average Net Monthly Paid Connected Fitness Subscription Churn, Ending Paid App Subscriptions and Average Monthly Paid App Subscription Churn for the fiscal years ended June 30, 2025, 2024, and 2023 is immaterial.
(2) New reporting metrics, effective as of the beginning of fiscal year 2024, Ending Paid Connected Fitness Subscriptions replaced Ending Connected Fitness Subscriptions, and Average Net Monthly Paid Connected Fitness Subscription Churn replaced Average Net Monthly Connected Fitness Churn. See definitions below.
(3) This metric, effective as of the beginning of fiscal year 2024, is reported on a go-forward basis as it includes App One and App+ subscriptions that were not available during the fiscal year ended June 30, 2023.
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

Ending Paid Connected Fitness Subscriptions
Ending Paid Connected Fitness Subscriptions includes all Connected Fitness Subscriptions for which we are currently receiving payment (a successful credit card billing or prepaid subscription credit or waiver). Prior to fiscal year 2024, we included a Connected Fitness Subscription that is paused for up to three months as a Connected Fitness Subscription. Because there is no payment on a paused subscription, effective as of the beginning of fiscal year 2024, we do not include paused Connected Fitness Subscriptions in our Ending Paid Connected Fitness Subscription count.

Average Net Monthly Paid Connected Fitness Subscription Churn
To align with the definition of Ending Paid Connected Fitness Subscriptions above, our quarterly Average Net Monthly Paid Connected Fitness Subscription Churn is calculated as follows: Paid Connected Fitness Subscriber “churn count” in the quarter, divided by the average number of beginning Paid Connected Fitness Subscribers each month, divided by three months. “Churn count” is defined as quarterly Connected Fitness Subscription churn events minus Connected Fitness Subscription unpause events minus Connected Fitness Subscription reactivations. Our annual Average Net Monthly Paid Connected Fitness Subscription Churn for each of the fiscal years ended June 30, 2025, 2024, and 2023 is calculated in the same manner, divided by twelve months, during each respective fiscal year.

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

Furthermore, we have reported our Average Net Monthly Connected Fitness Churn metric net of reactivations. Under this metric, a Connected Fitness Subscriber that cancels their membership (a churn event) and resubscribes in a subsequent period is considered a reactivation and is counted as a reduction in our churn count in the period during which the Subscriber resubscribes. These metrics do not include data related to Subscribers to our Peloton Apps.

Ending Paid App Subscriptions
Ending Paid App Subscriptions include all subscriptions to our Peloton Apps for which we are currently receiving payment.

Average Monthly Paid App Subscription Churn
When a Subscriber to our Peloton Apps cancels their membership (a churn event) and resubscribes in a subsequent period, the resubscription is considered a new subscription (rather than a reactivation that is counted as a reduction in our churn count). Our quarterly Average Paid App Subscription Churn is calculated as follows: Paid App Subscription cancellations in the quarter, divided by the average number of beginning Paid App Subscriptions each month, divided by three months. Our annual Average Monthly Paid App Subscription Churn for each of the fiscal years ended June 30, 2025, 2024, and 2023 is calculated in the same manner, divided by twelve months, during each respective fiscal year.
Components of our Results of Operations
Revenue
Connected Fitness Products
Connected Fitness Products Revenue primarily consists of sales of our portfolio of Connected Fitness Products and related accessories, as well as Precor-branded fitness products, delivery and installation services, Peloton Bike portfolio rental products, extended warranty agreements, branded apparel, and commercial service contracts. Connected Fitness Products Revenue is recognized at the time of delivery, except for extended warranty revenue that is recognized over the warranty period and service revenue that is recognized over the term, and is recorded net of sales returns and concessions, discounts and allowances, and third-party financing program fees, when applicable.

Subscription
Subscription Revenue primarily consists of revenue generated from our Paid Connected Fitness Subscriptions and Paid Peloton App Subscriptions, inclusive of the Strength+ App, which are offered on a month-to-month or prepaid basis.

As of June 30, 2025, 99% and 82% of our Connected Fitness Subscription and Paid App Subscription bases, respectively, were paying month-to-month.

If a Connected Fitness Subscription owns multiple, different Peloton Connected Fitness Products (such as a Peloton Bike and Peloton Tread) in the same household, the price of the Subscription remains $44 monthly. As of June 30, 2025, approximately 12% of our Connected Fitness Subscriptions owned multiple, different Connected Fitness Products.

Cost of revenue
Connected Fitness Products
Connected Fitness Products Cost of revenue primarily consists of our portfolio of Connected Fitness Products, related accessories, Precor-branded fitness products, and branded apparel product costs, including third party manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement and service costs, fulfillment costs, warehousing costs, costs related to our commercial business, depreciation of property and equipment, and certain costs related to management, facilities, and personnel-related expenses, including stock-based compensation expense, and expense associated with supply chain logistics. Inventory write-downs and related obsolescence reserve expense are also included within Connected Fitness Products Cost of revenue.

Subscription
Subscription Cost of revenue primarily consists of costs associated with content creation and costs to stream content to our Members. These costs consist of both fixed costs, including Instructor, content, and production personnel-related expenses, including stock-based compensation expense, depreciation of property and equipment, studio rent and occupancy, and other studio overhead, as well as variable costs, including music royalty fees, third-party platform streaming costs, and payment processing fees for our monthly subscription billings.

Operating expenses
Sales and marketing
Sales and marketing expense primarily consists of performance marketing media spend, asset creation, and other brand creative, sales and marketing personnel-related expenses, including stock-based compensation expense, costs to operate our retail showrooms including rent and occupancy charges, payment processing fees incurred in connection with the sale of our Connected Fitness Products, expenses related to the Peloton Apps, and depreciation of property and equipment.

General and administrative
General and administrative expense primarily consists of personnel-related expenses, including stock-based compensation expense, and facilities-related costs, primarily for our executive, finance, accounting, legal, human resources, IT functions and Member support team. General and administrative expense also includes software and IT costs, fees for professional services principally comprising legal, audit, tax and accounting services, depreciation of property and equipment, insurance, and litigation settlement costs.

Research and development
Research and development expense primarily consists of personnel-related expenses, including stock-based compensation expense, and facilities-related expenses, consulting and contractor expenses, tooling and prototype materials, software platform expenses, and depreciation of property and equipment. We capitalize certain qualified costs incurred in connection with the development of internal-use software that may also cause research and development expenses to vary from period to period.

Impairment expense
Impairment expense primarily consists of non-cash impairment charges relating to long-lived assets. Impairments are determined using management’s judgment about our anticipated ability to continue to use fixed assets in-service and under development, current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. Additionally, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Management disposes of fixed assets during the regular course of business due to damage, obsolescence, strategic shifts, and loss.

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

Non-operating income and expenses
Total other expense, net
Total other expense, net primarily consists of interest (expense) income, unrealized and realized (losses) gains on investments, net gains relating to our refinancing activities, and foreign exchange gains (losses).

Income tax expense (benefit)
The provision for income taxes primarily consists of income taxes related to state and international taxes for jurisdictions in which we conduct business. We maintain a valuation allowance on the majority of our deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Results of Operations
The following tables set forth our consolidated results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$817.1	$991.7	$1,130.2
Subscription	1,673.7	1,708.7	1,670.1
Total revenue	2,490.8	2,700.5	2,800.2
Cost of revenue(1)(2)
Connected Fitness Products	705.9	943.0	1,328.8
Subscription	516.6	551.0	547.9
Total cost of revenue	1,222.5	1,494.0	1,876.7
Gross profit	1,268.3	1,206.5	923.5
Operating expenses
Sales and marketing(1)(2)	421.6	658.9	648.2
General and administrative(1)(2)	527.3	651.0	798.1
Research and development(1)(2)	234.2	304.8	318.4
Impairment expense	64.1	57.3	144.5
Restructuring expense(1)	33.8	66.1	189.4
Supplier settlements	23.5	(2.6)	22.0
Total operating expenses	1,304.5	1,735.5	2,120.6
Loss from operations	(36.2)	(529.0)	(1,197.1)
Other expense, net:
Interest expense	(134.5)	(112.5)	(97.1)
Interest income	32.7	35.1	26.4
Foreign exchange gain (loss)	22.4	—	7.0
Other income, net	0.1	0.7	2.9
Net gain on debt refinancing	—	53.6	—
Total other expense, net	(79.3)	(23.2)	(60.9)
Loss before income taxes	(115.6)	(552.1)	(1,258.0)
Income tax expense (benefit)	3.4	(0.2)	3.7
Net loss	$(118.9)	$(551.9)	$(1,261.7)
____________________

(1) Includes stock-based compensation expense as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in millions)
Cost of revenue
Connected Fitness Products	$9.3	$10.1	$14.3
Subscription	36.3	39.3	42.8
Total cost of revenue	45.7	49.5	57.1
Sales and marketing	16.4	19.7	28.9
General and administrative	121.9	177.1	167.2
Research and development	44.8	58.8	66.7
Restructuring expense	0.8	6.6	85.0
Total stock-based compensation expense	$229.6	$311.7	$405.0

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
____________________
(2) Includes depreciation and amortization expense as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in millions)
Cost of revenue
Connected Fitness Products	$16.3	$16.5	$18.7
Subscription	28.5	34.6	36.9
Total cost of revenue	44.9	51.0	55.5
Sales and marketing	17.4	23.4	31.1
General and administrative	17.6	23.7	26.3
Research and development	9.7	10.7	11.4
Total depreciation and amortization expense	$89.7	$108.8	$124.3
Comparison of the fiscal years ended June 30, 2025 and 2024
Revenue

	Fiscal Year Ended June 30,
	2025	2024	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$817.1	$991.7	(17.6)%
Subscription	1,673.7	1,708.7	(2.1)
Total revenue	$2,490.8	$2,700.5	(7.8)%
Percentage of revenue
Connected Fitness Products	32.8%	36.7%
Subscription	67.2	63.3
Total	100.0%	100.0%

Fiscal Years Ended June 30, 2025 and 2024
Connected Fitness Products Revenue decreased $174.6 million for the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024. This decrease was primarily attributable to fewer Connected Fitness product deliveries driven by lower demand during the fiscal year ended June 30, 2025, partially offset by improvements in Precor revenue and more Tread+ deliveries during the fiscal year ended June 30, 2025.

Subscription Revenue decreased $35.0 million for the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024. This decrease was primarily due to decreases in Paid Connected Fitness and App Subscriptions, partially offset by an increase in content licensing revenue and incremental Used Equipment Activation Fee revenue, which was introduced during the first quarter of fiscal 2025.

Cost of Revenue, Gross Profit, and Gross Margin

	Fiscal Year Ended June 30,
	2025	2024	% Change
	(dollars in millions)
Cost of Revenue:
Connected Fitness Products	$705.9	$943.0	(25.1)%
Subscription	516.6	551.0	(6.2)
Total cost of revenue	$1,222.5	$1,494.0	(18.2)%
Gross Profit:
Connected Fitness Products	$111.2	$48.8	128.1%
Subscription	1,157.1	1,157.7	(0.1)
Total Gross profit	$1,268.3	$1,206.5	5.1%
Gross Margin:
Connected Fitness Products	13.6%	4.9%
Subscription	69.1%	67.8%

Fiscal Years Ended June 30, 2025 and 2024
Connected Fitness Products Cost of revenue for the fiscal year ended June 30, 2025 decreased $237.1 million, or 25.1%, compared to the fiscal year ended June 30, 2024. This decrease was primarily driven by fewer Connected Fitness product deliveries, resulting from lower demand during the fiscal year ended June 30, 2025, as well as lower freight and warehousing costs. This decrease was partially offset by higher Precor sales and more Tread+ deliveries during the fiscal year ended June 30, 2025.

Our Connected Fitness Products Gross Margin increased to 13.6% for the fiscal year ended June 30, 2025 compared to 4.9% for the fiscal year ended June 30, 2024, primarily driven a mix shift towards higher margin products, as well as lower inventory write-downs and lower warehousing and transportation costs during the fiscal year ended June 30, 2025 when compared to the fiscal year ended June 30, 2024. These improvements were partially offset by changes in our warranty reserves.

Subscription Cost of revenue for the fiscal year ended June 30, 2025 decreased $34.4 million, or 6.2%, compared to the fiscal year ended June 30, 2024. This decrease was primarily attributable to lower costs associated with content production and music royalties, lower personnel-related expenses, inclusive of stock-based compensation expense, due to decreased average headcount, and a reduction in depreciation and amortization expense.

Subscription Gross Margin increased modestly for the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024.

Operating Expenses
Sales and Marketing

	Fiscal Year Ended June 30,
	2025	2024	% Change
	(dollars in millions)
Sales and marketing	$421.6	$658.9	(36.0)%
As a percentage of total revenue	16.9%	24.4%

Fiscal Years Ended June 30, 2025 and 2024
Sales and marketing expense decreased $237.3 million, or 36.0% for the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024. The decrease was primarily due to a decrease in acquisition, brand, and creative marketing spend of $188.7 million, a decrease of $19.7 million in personnel-related expenses, inclusive of stock-based compensation expense, mainly due to decreased average headcount, and a decrease of $14.3 million in rent and occupancy and other retail related costs, primarily driven by a reduction in our retail showroom presence.

General and Administrative

	Fiscal Year Ended June 30,
	2025	2024	% Change
	(dollars in millions)
General and administrative	$527.3	$651.0	(19.0)%
As a percentage of total revenue	21.2%	24.1%

Fiscal Years Ended June 30, 2025 and 2024
General and administrative expense decreased $123.7 million, or 19.0% for the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024. The decrease was driven by a decrease of $70.3 million in personnel-related expenses, inclusive of stock-based compensation expense, primarily related to stock-based compensation expense recognized in connection with the CEO transition during the fiscal year ended June 30, 2024 and decreased average headcount, a reduction of $29.2 million in settlement costs and professional services fees (comprised of legal, accounting, and consulting fees), and a reduction of $6.1 million in depreciation and amortization expense.

Research and Development

	Fiscal Year Ended June 30,
	2025	2024	% Change
	(dollars in millions)
Research and development	$234.2	$304.8	(23.2)%
As a percentage of total revenue	9.4%	11.3%

Fiscal Years Ended June 30, 2025 and 2024
Research and development expense decreased $70.6 million, or 23.2% for the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024. The decrease was primarily due to a decrease of $49.5 million in personnel-related expenses, inclusive of stock-based compensation expense, primarily due to decreased average headcount, and a decrease of $15.7 million in product development costs, primarily due to a reduction in contractor spend.

Impairment expense

	Fiscal Year Ended June 30,
	2025	2024	% Change
	(dollars in millions)
Impairment expense	$64.1	$57.3	11.9%

Fiscal Years Ended June 30, 2025 and 2024
Impairment expense increased $6.8 million, or 11.9% for the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024. This increase was primarily driven by an increase of $31.4 million in asset write-downs and write-offs related to plans to right-size portions of our corporate office footprint and an increase of $11.4 million in impairment expense related to other manufacturing assets, partially offset by a $16.7 million impairment charge related to Peloton Output Park during the fiscal year ended June 30, 2024, a $13.6 million decrease in impairment expense related to Connected Fitness assets, and a $6.9 million decrease in impairment expense related to the exit of retail showroom locations.

Restructuring expense

	Fiscal Year Ended June 30,
	2025	2024	% Change
	(dollars in millions)
Restructuring expense	$33.8	$66.1	(48.8)%

Fiscal Years Ended June 30, 2025 and 2024
Restructuring expense decreased $32.2 million, or 48.8% for the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024, primarily due to an $18.9 million decrease in personnel-related expenses, inclusive of severance and stock-based compensation expense, as well as decreases in exit and disposal costs, including non-cash charges of $3.8 million relating to the loss on sale of a manufacturing subsidiary in Taiwan during the fiscal year ended June 30, 2024.

Supplier settlements

	Fiscal Year Ended June 30,
	2025	2024	% Change
	(dollars in millions)
Supplier settlements	$23.5	$(2.6)	*NM
___________________________
*NM - not meaningful

Fiscal Years Ended June 30, 2025 and 2024
Supplier settlements increased $26.1 million for the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024 due to the settlement of disputes with a third-party supplier about certain alleged past and future commitments.

Total other expense, net and Income tax expense (benefit)

	Fiscal Year Ended June 30,
	2025	2024	% Change
	(dollars in millions)
Interest expense	$(134.5)	$(112.5)	19.6%
Interest income	32.7	35.1	(6.7)%
Foreign exchange gain (loss)	22.4	—	*NM
Other income, net	0.1	0.7	(90.8)%
Net gain on debt refinancing	—	53.6	*NM
Income tax expense (benefit)	3.4	(0.2)	*NM
___________________________
*NM - not meaningful

Fiscal Years Ended June 30, 2025 and 2024
Total other expense, net, was comprised of the following for the fiscal year ended June 30, 2025:
•Interest expense primarily related to our Term Loan (as defined below) and convertible notes, and deferred financing costs of $134.5 million;
•Interest income from cash, cash equivalents, and short-term investments of $32.7 million;
•Foreign exchange gains of $22.4 million;
•Other income, net of $0.1 million; and

Total other expense, net, was comprised of the following for the fiscal year ended June 30, 2024:
•Interest expense primarily related to our Term Loan and convertible notes, and deferred financing costs of $112.5 million;
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

Income tax expense (benefit) for the fiscal year ended June 30, 2025 and 2024 of $3.4 million and $(0.2) million, respectively, was primarily due to state and international taxes.
Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance.
Adjusted EBITDA
We calculate Adjusted EBITDA as net (loss) income adjusted to exclude: other expense (income), net; net (gains) losses on debt refinancing; income tax expense (benefit); depreciation and amortization expense; stock-based compensation expense; impairment expense; restructuring expense; product recall related matters; certain litigation and settlement expenses; supplier settlements; and other adjustment items that arise outside the ordinary course of our business.

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
•Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) interest and other income (expense), or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us; or (3) income taxes, which may represent a reduction in cash available to us;
•Adjusted EBITDA does not reflect gains (losses) associated with refinancing efforts that we have determined are outside of the ordinary course of business and are nonrecurring, infrequent or unusual based on factors such as the nature and strategy of the refinancing, as well as our frequency and past practice of performing refinancing activities;
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
•Adjusted EBITDA does not reflect acquisition-related costs, including transaction and integration costs;
•Adjusted EBITDA does not reflect impairment charges and gains (losses) on disposals of fixed assets;
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
•Adjusted EBITDA does not reflect costs associated with restructuring plans;
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

The following table presents a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in millions)
Net loss	$(118.9)	$(551.9)	$(1,261.7)
Adjusted to exclude the following:
Total other expense, net(1)	79.3	76.8	60.9
Net gain on debt refinancing(2)	—	(53.6)	—
Income tax expense (benefit)	3.4	(0.2)	3.7
Depreciation and amortization expense	89.7	108.8	124.3
Stock-based compensation expense	228.8	305.2	319.9
Impairment expense	64.1	57.3	144.5
Restructuring expense(3)	33.8	67.1	193.0
Supplier settlements(4)	23.5	(2.6)	22.0
Product recall related matters(5)	—	(14.0)	80.9
Litigation and settlement expenses(6)	—	10.8	102.8
Other adjustment items	—	—	1.0
Adjusted EBITDA	$403.6	$3.5	$(208.5)
______________________
(1) Primarily consists of Interest expense of $134.5 million, $112.5 million, $97.1 million, Interest income of $(32.7) million, $(35.1) million, $(26.4) million, and foreign exchange (gain) loss of $(22.4) million, zero, and $(7.0) million, for the fiscal years ended June 30, 2025, 2024, and 2023, respectively.
(2) Represents the net charge resulting from our May 2024 refinancing efforts. The Company has not demonstrated a past practice of refinancing its previously issued and secured debt obligations, and considers these charges incurred in order to perform this refinancing to be nonrecurring, infrequent, unusual, and outside the ordinary of business.
(3) Represents charges incurred in connection with the Restructuring Plans, refer to Note 4, Restructuring in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
(4) Represents accruals related to settlement of disputes with various third-party suppliers about certain alleged past and future commitments, which occurred due to part of an unusual, one-time effort to adjust the Company’s forecasted inventory during its fiscal years 2022 and 2023. With this settlement during the fiscal year ended June 30, 2025, we have substantially settled our purchase commitments related disputes with our suppliers that were linked to our one-time effort to evaluate and adjust the Company’s forecasted inventory needs with its suppliers during fiscal years 2022 and 2023. As such, we currently do not expect to add-back in the future any additional supplier settlements related to that effort.
(5) Represents adjustments and charges primarily associated with our Tread+ and Bike Seat Post product recall related matters, as well as accrual adjustments. These include recorded (benefits) costs in Connected Fitness Products Cost of revenue associated with recall related matters of $(9.5) million and $64.1 million, adjustments to Connected Fitness Products Revenue for actual and estimated future returns of $(4.5) million and $14.6 million, and operating expenses of zero and $2.3 million associated with recall-related hardware development costs, in each case for the fiscal years ended June 30, 2024 and 2023, respectively.
(6) Includes litigation-related expenses for certain patent infringement litigation, consumer arbitration, and product recalls for the fiscal years ended June 30, 2024 and 2023, that arise outside of the ordinary course of business and are nonrecurring, infrequent, or unusual. Includes Dish settlement accrual of $75.0 million, for the fiscal year ended June 30, 2023, which was considered significantly more complex than routine intellectual property claims and, in addition to seeking monetary damages or other more typical remedies from a district court, also sought an order from the International Trade Commission to broadly prohibit the Company from the sale, distribution, marketing, transferring, or advertising in the United States of products that had the infringing functionality installed on them, and the importation of products unless they were deemed non-infringing by the International Trade Commission and/or U.S. Customs and Border Protection. Also includes other litigation-related expenses and settlements for certain patent infringement litigation, securities litigation, and consumer arbitration for the fiscal year ended June 30, 2023, that arose outside of the ordinary course of business and were nonrecurring, infrequent, or unusual.

Subscription Contribution and Subscription Contribution Margin
We define “Subscription Contribution” as Subscription Revenue less Subscription Cost of revenue, adjusted to exclude depreciation and amortization and stock-based compensation expenses included within Subscription Cost of revenue. Subscription Contribution Margin is calculated by dividing Subscription Contribution by Subscription Revenue.
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

The following table presents a reconciliation of Subscription Contribution and Subscription Contribution Margin to Subscription Gross Profit and Subscription Gross Margin, respectively, which are the most directly comparable financial measures prepared in accordance with GAAP, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2025	2024	2023
	(dollars in millions)
Subscription Revenue	$1,673.7	$1,708.7	$1,670.1
Less: Subscription Cost of revenue	516.6	551.0	547.9
Subscription Gross Profit	$1,157.1	$1,157.7	$1,122.1
Subscription Gross Margin	69.1%	67.8%	67.2%
Add back:
Depreciation and amortization expense	$28.5	$34.6	$36.9
Stock-based compensation expense	36.3	39.3	42.8
Subscription Contribution	$1,222.0	$1,231.6	$1,201.8
Subscription Contribution Margin	73.0%	72.1%	72.0%

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

The use of Free Cash Flow as an analytical tool has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, Free Cash Flow does not incorporate payments made for purchases of marketable securities or principal repayments on our debt, which reduces cash available to us. Because of these limitations, Free Cash Flow should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in millions)
Net cash provided by (used in) operating activities	$333.0	$(66.1)	$(387.6)
Capital expenditures	(9.3)	(19.7)	(82.4)
Free Cash Flow	$323.7	$(85.8)	$(470.0)

Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, and our Term Loan (as defined below), as well as cash flows from operating activities. As of June 30, 2025, we had Cash and cash equivalents of approximately $1,039.5 million.

We anticipate capital expenditures over the next 12 months to include investments in product development, content and our studios, systems implementation, and IT infrastructure.

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

Restructuring
In February 2022, we announced and began implementing the 2022 Restructuring Plan and in April 2024, our Board of Directors approved a restructuring plan to expand upon the 2022 Restructuring Plan (as expanded and collectively with the 2022 Restructuring Plan, the “2024 Restructuring Plan”). As of June 30, 2025, the actions pursuant to these plans have been substantially completed. In August 2025, the Company announced a new restructuring plan (the “2025 Restructuring Plan”), which includes a reduction in global headcount and is intended to improve the Company’s cost structure, operating efficiency, and profitability, while providing us the opportunity to return to growth by reinvesting expected savings into our differentiating capabilities.

We’ve made progress in implementing these restructuring plans and achieving the goals outlined in Note 4, Restructuring in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. In fiscal year 2024, we completed the sale of the Peloton Output Park building and a portion of the corresponding land and received net proceeds of approximately $31.9 million, successfully exited our owned-manufacturing operations, and reduced our global retail showroom footprint. In September 2024, we completed the sale of the remaining Peloton Output Park land parcel and received net proceeds of $4.2 million. We expect substantial further improvements in the goals outlined in Note 4, Restructuring as well as a number of other measures by which we measure the success of our restructuring initiatives and expect to continue optimizing our retail footprint over fiscal year 2026.

Refer to Note 4, Restructuring in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for discussion around charges incurred to date and future expected charges under the Restructuring Plans. The 2022 and 2024 Restructuring Plans resulted in reduced annual run-rate expenses of more than $200 million as of the end of fiscal year 2025. Upon full implementation, we expect the 2025 Restructuring Plan to achieve at least $100 million of run-rate savings by the end of fiscal year 2026.

We may not be able to realize the cost savings and benefits initially anticipated as a result of the Restructuring Plans, and implementation and transition costs may be greater than expected. See “Risk Factors—Risks Related to Our Business—We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.”

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

The effective interest rate upon issuance of the 2029 Notes was 5.97%, which is the effective interest rate as of June 30, 2025.

The 2029 Notes will mature on December 1, 2029, unless earlier converted, redeemed, or repurchased. The 2029 Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events. A holder may convert its 2029 Notes during any calendar quarter if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The last reported sale price of the Class A common stock exceeded 130% of the conversion price of the 2029 Notes for more than 20 trading days during the 30 consecutive trading days, including the last trading day, ended June 30, 2025. Accordingly, as of July 1, 2025, the 2029 Notes may be converted at the option of the applicable holder through September 30, 2025.

On or after September 1, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2029 Notes, in multiples of $1,000 principal amount, at the option of the applicable holder.

The Company may satisfy any conversion obligation under the 2029 Notes by paying and/or delivering, as the case may be, cash, shares of the Class A common stock or a combination of cash and shares of the Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2029 Notes Indenture. If all of the 2029 Notes were to be converted prior to September 30, 2025, the Company’s current intention would be to settle such conversion in shares of the Class A common stock.

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

The effective interest rate upon issuance of the 2026 Notes was 0.45%, which is the effective interest rate as of June 30, 2025.

Repurchase of a Portion of the 2026 Convertible Notes
In May 2024, we entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to repurchase $801.0 million of aggregate principal amount of the 2026 Notes for an aggregate of $724.9 million of cash. We accounted for this repurchase of the 2026 Notes as a debt extinguishment under ASC 470-50, Debt – Modifications and Extinguishments (“ASC 470-50”). We recorded a $69.8 million gain on early extinguishment of debt during the fiscal year ending June 30, 2024, which included the write-off of previously deferred debt issuance costs of $6.3 million, which was included within Net gain on debt refinancing on the Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended June 30, 2024.

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

During the fiscal years ended June 30, 2025 and 2024, we incurred total commitment fees of $0.5 million and $1.3 million, respectively, which are included in Interest expense in the Consolidated Statements of Operations and Comprehensive Loss.

As of June 30, 2025, we had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and we had $990.0 million total outstanding borrowings under the Third Amended and Restated Credit Agreement.

In connection with the execution of the Third Amended and Restated Credit Agreement, the Term Loan was accounted for as a modification, extinguishment, or new loan for certain lenders in accordance with ASC 470-50. Accordingly, a discount and debt issuance costs of $10.0 million and $2.3 million, respectively, will be amortized to Interest expense using the effective interest method over the term of the Third Amended and Restated Credit Agreement. Furthermore, we expensed $8.7 million of debt issuance costs incurred and wrote-off $7.5 million of previously deferred debt discount and debt issuance costs, which was included within Net gain on debt refinancing on the Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended June 30, 2024.

As of June 30, 2025, we had not drawn any amount under the Revolving Facility and as such did not have to test the financial covenants under the Third Amended and Restated Credit Agreement. We are required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of June 30, 2025, we had outstanding letters of credit totaling $46.2 million, which are classified as Restricted cash on the Consolidated Balance Sheets.

Upon entering into the Term Loan, the effective interest rate was 12.4% and the current effective interest rate as of June 30, 2025 is 10.9%.

Cash Flows

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in millions)
Net cash provided by (used in) operating activities	$333.0	$(66.1)	$(387.6)
Net cash (used in) provided by investing activities	(5.1)	26.8	(69.9)
Net cash provided by (used in) financing activities	1.7	(94.4)	76.8
Operating Activities
Net cash provided by operating activities of $333.0 million for the fiscal year ended June 30, 2025 was primarily related to non-cash adjustments of $424.5 million and a net decrease in operating assets and liabilities of $27.4 million, partially offset by a net loss of $118.9 million. Non-cash adjustments primarily consisted of $229.6 million of stock-based compensation expense, $89.7 million of depreciation and amortization, $64.1 million of impairment expense, and $54.5 million of non-cash operating lease expense. The net decrease in operating assets and liabilities was primarily due to a $136.5 million decrease in net inventory levels and a $66.6 million decrease in prepaid expenses and other current assets, partially offset by a $94.0 million decrease in accounts payable and accrued expenses and a $82.3 million decrease in net operating lease liabilities due to lease payments and lease terminations as we continue to reduce our real estate footprint through our 2024 Restructuring Plan efforts.

The increase in cash flows from operating activities during the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024, was driven by operating expense reductions following the 2024 Restructuring Plan and gross profit improvements.

Investing activities
Net cash used in investing activities of $5.1 million for the fiscal year ended June 30, 2025 was primarily related to $9.3 million used for capital expenditures, partially offset by $4.2 million in proceeds from the sale of the remaining Peloton Output Park land parcel.

The decrease in cash flows from investing activities during the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024, was primarily due to less cash proceeds from the sale of the remaining Peloton Output Park land parcel during the fiscal year ended June 30, 2025 when compared to the proceeds received from the sale of Peloton Output Park and a manufacturing subsidiary in Taiwan during the fiscal year ended June 30, 2024, partially offset by fewer capital expenditures during the fiscal year ended June 30, 2025.

Financing activities
Net cash provided by financing activities of $1.7 million for the fiscal year ended June 30, 2025 was primarily related to net proceeds from option exercises under our employee stock plans and purchases under the ESPP of $11.8 million, partially offset by $10.0 million in principal repayments on the Term Loan.
The increase in cash flows from financing activities during the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024, was primarily due to less cash used in debt financing activities during the fiscal year ended June 30, 2025, as the fiscal year ended June 30, 2024 included a $742.5 million payment on principal of our previous term loan and revolving credit facility, $724.9 million payment on a portion of the 2026 Notes, $986.9 million net proceeds from the issuance of the Term Loan, and $342.3 million net proceeds from the issuance of the 2029 Notes. This was partially offset by a reduction in proceeds from option exercises under our employee stock plans during the fiscal year ended June 30, 2025.

Commitments
As of June 30, 2025, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$616.0	$93.2	$148.6	$105.6	$268.6
Minimum royalty payments (2)	93.2	91.1	1.9	0.3	—
Unused credit facility fee payments (3)	1.6	0.4	0.8	0.4	—
Other purchase obligations (4)	130.9	40.5	55.2	35.2	—
Convertible senior notes (5)	549.0	199.0	—	350.0	—
Term loan (5)	990.0	10.0	20.0	960.0	—
Total	$2,380.7	$434.1	$226.5	$1,451.5	$268.6
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
(3) Pursuant to the Third Amended and Restated Credit Agreement, we are required to pay a commitment fee of 0.500% or 0.375% per annum, depending on whether the First Lien Net Leverage Ratio (as defined in the Third Amended and Restated Credit Agreement) is greater or less than 5.00 to 1.00, on a quarterly basis based on the unused portion of the Revolving Facility. The payments due by period in the table above are reflective of the rate as of June 30, 2025, which is 0.375%.
(4) Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to cloud computing costs.
(5) Refer to Note 11, Debt in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further details regarding our 2026 Notes and 2029 Notes and Term Loan obligations.

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

As of June 30, 2025, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were estimated to be approximately $96.1 million. See “Risk Factors—Risks Related to Our Business—Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.”

Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of June 30, 2025.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K under the heading “Recently Issued Accounting Pronouncements” for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this Annual Report on Form 10-K.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity (deficit), revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements include those noted below.

Inventory Valuation and Reserves
We review our inventory to ensure that its carrying value does not exceed its net realizable value (“NRV”), with NRV based on the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal and transportation. When our expectations indicate that the carrying value of inventory may exceed its NRV, we calculate the approximate amount by which carrying value is greater than NRV and record a write-down for that difference as a component of Connected Fitness Products Cost of revenue. Once a write-down occurs, a new, lower cost basis is established. These assumptions about future disposition of inventory are inherently uncertain and should our estimates used in these calculations change in the future, such as estimated selling prices or disposal costs, additional and potentially material write-downs may occur.
We also regularly monitor inventory quantities on-hand and in-transit and reserve for excess and obsolete inventories using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, and age of on-hand inventory. Inventories presented in the Consolidated Balance Sheets are net of reserves for excess and obsolete inventory. If actual conditions or product demands are less favorable than our assumptions, additional inventory reserves may be required and could potentially be material. For additional information regarding these reserves, refer to Note 6, Inventories, in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Impairment of Long-Lived Assets
We review our long-lived asset groups for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. Recoverability of our long-lived asset groups are measured by comparing the undiscounted future cash flows expected to be generated from the asset group to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured relying primarily on a discounted cash flow method. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value.
For our Connected Fitness Products segment and Subscription segment, we evaluate long-lived tangible assets at the lowest level at which independent cash flows can be identified, which is dependent on the strategy and expected future use of our long-lived assets. We evaluate corporate assets or other long-lived assets that are not segment-specific at the consolidated level.

We measure the fair value of an asset group based on market prices (i.e., the amount for which the asset could be sold to a third party) when available. When market prices are not available, we generally estimate the fair value of the asset group using the income approach and/or the market approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, business plan forecasts, expected growth rates, and cost of capital, similar to those a market participant would use to assess fair value. We also make certain assumptions about future economic conditions and other data. Significant judgments and estimates are included in the determination of the fair value of our right-of-use assets, including the expected downtime period to the commencement of future subleases, projected sublease income over the remaining lease period, and discount rates that reflect the level of risk associated with the expected future cash flows.

Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment. Unforeseen events, changes in circumstances and market conditions, and changes in assumptions and estimates of future cash flows could adversely affect the fair value of our long-lived asset groups and could result in future impairment charges.
During fiscal 2023, 2024 and 2025, management identified various qualitative factors that collectively indicated that the Company had impairment triggering events, including (i) realignment of cost structure in connection with the restructuring initiatives, (ii) softening demand and (iii) significant decrease in the market price of certain long-lived asset groups. For details regarding the impairment charges recognized as a result of these triggering events, refer to Note 7, Property and Equipment, and Note 10, Leases, in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Loss Contingencies
We are, or may become, a party to legal proceedings, claims, and regulatory, tax, and government inquiries and investigations that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based on new information and future events. For the matters we disclose in the accompanying notes to the consolidated financial statements that do not include an estimate of the amount of loss or range of losses, estimating such an amount is not possible or is immaterial.

The outcomes of our legal proceedings are inherently unpredictable and subject to significant uncertainties, and until the final resolution of any such matter, there may be exposure to a material loss in excess of the amount recorded. Given that our legal proceedings, claims, and regulatory, tax, and government inquiries and investigations are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows. For additional information regarding these contingencies, refer to Note 12, Commitments and Contingencies, in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Product Warranty and Recall Related Provisions
Product warranty costs are recognized as a component of Connected Fitness Products Cost of revenue upon the transfer of control of our Connected Fitness Products to our customers. We estimate our product warranty obligation based on factors including historical and current product failure rates, historical service delivery and replacement costs, and warranty policies and business practices. Product warranty obligations are reviewed and adjusted quarterly to ensure that accruals are adequate to meet expected future warranty obligations.

We accrue cost of product recalls and other potential corrective actions based on management’s estimate of when it is probable that a liability has been incurred and the amount can be reasonably estimated, which occurs when management commits to either a corrective action plan or quality improvement plan, or when required by regulatory requirements. These costs are recognized in Connected Fitness Products Cost of revenue, which may include the cost of the development of the product being replaced, logistics costs, and other related costs such as product scrap cost, inventory write-down and cancellation of any supplier commitments. The accrued cost is based on management’s estimate of the cost to repair each affected product and the estimated number of products to be repaired based on actions taken by the impacted customers.

Estimating future product warranty and recall related provisions is highly subjective and requires significant management judgment. Based on information that is currently available, management believes that the product warranty and recall related provisions are adequate, however it is possible that substantial additional charges may be required in future periods based on new information, changes in facts and circumstances, and actions we may commit to or be required to undertake.

Music Royalty Fees
To secure the rights to use music in our content, we enter into agreements to obtain licenses from rights holders such as performing rights organizations, record labels, music publishers, collecting societies, artists and songwriters, and other copyright owners (or their agents). Music royalty fees are calculated using negotiated rates in accordance with our license agreements or estimates of those rates where rights holders are not identified, which may involve significant judgment, assumptions, and estimates in addition to a significant volume of data to be processed and analyzed.

Certain of our license agreements contain payment guarantees. We rely on estimates to forecast whether guaranteed payments against royalties will be fully recouped against our actual content costs incurred over the term of the license agreement. To the extent that our content costs do not exceed such guaranteed payments, incremental music royalty fees may need to be expensed over the period we determine the guaranteed payment is no longer deemed recoverable.

The process of obtaining licenses involves identifying and negotiating with many rights holders, some of whom are unknown, or difficult to identify, or for whom we may have conflicting ownership information, and this can generate a myriad of complex and evolving legal issues across many jurisdictions, including open questions of law as to when and whether particular licenses are needed. As such, we may be required to estimate music royalty fees based on comparable contractual rates and our best estimate of usage of a licensor. These estimates are subject to change based on several factors, including new observable data from license negotiations and the execution of new license agreements.

Some of our license agreements also include so-called “most-favored nations” provisions, which require that certain terms (including material financial terms) are no less favorable than those provided to any similarly situated licensor. If agreements are amended or new agreements are entered into on more favorable terms with another licensor, these most-favored nations provisions could cause our payment or other obligations to escalate substantially. If a license agreement contains a most-favored nations provision, a reserve is established based on the “most-favored” rates within the market.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We had Cash and cash equivalents of $1,039.5 million as of June 30, 2025. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented in this Annual Report on Form 10-K would not have had a material impact on our consolidated financial statements.

We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Term Loan. We monitor our cost of borrowing under our facilities, taking into account our funding requirements, and our expectations for short-term rates in the future. A hypothetical 10% change in the interest rate on our Term Loan for all periods presented would not have a material impact on our consolidated financial statements.

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

Inflation Risk
As a result of inflationary conditions, there have been and may continue to be additional pressures on the ongoing increases in supply chain and logistics costs, materials costs, and labor costs. The effect of U.S. and global tariffs may spur inflationary conditions and create further pressures on costs. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have recently experienced the effects of inflation on our results of operations and financial condition. Our business may continue to be impacted by inflation in the future which could have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of net revenue if we are unable to fully offset such higher costs through price increases. Additionally, because we purchase component parts from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, tariffs, or economic pressures.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Peloton Interactive, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Peloton Interactive, Inc. (the Company) as of June 30, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 7, 2025 expressed an unqualified opinion thereon.

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

Existence of Inventory

Description of the Matter
At June 30, 2025 the Company held $205.6 million of inventory across its distribution centers in the United States, Canada, Germany, the United Kingdom, Australia, and Austria, including $40.3 million of finished goods inventory in transit. As described in Note 2 to the consolidated financial statements, inventories consist of finished goods and raw materials.

Auditing the existence of inventory involved especially challenging auditor judgment due to the dispersion of inventory across numerous leased and operated and contracted third-party logistics provider distribution centers, as well as finished goods inventory in transit. This results in a high degree of auditor judgment in determining the extent of procedures to be performed in order to validate the existence of inventory. For example, there is judgment required in determining the sample of distribution centers at which to perform testing procedures.

How We Addressed the Matter in Our Audit
To test the existence of inventory at the balance sheet date, our audit procedures included, among others, performing test counts of inventory items at a sample of leased and operated distribution centers and performing procedures to confirm and test inventory quantities held by third-party logistics providers. We compared our test counts and the quantities confirmed by the third parties to the Company’s records. We also tested finished goods inventory in transit and inventory cutoff at the inventory count date by comparing related third-party shipping documentation to the Company’s records.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York

August 7, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Peloton Interactive, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Peloton Interactive, Inc.’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Peloton Interactive, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended June 30, 2025, and the related notes and our report dated August 7, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

August 7, 2025

PELOTON INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	June 30,	June 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,039.5	$697.6
Accounts receivable, net	101.2	103.6
Inventories, net	205.6	329.7
Prepaid expenses and other current assets	91.3	135.1
Total current assets	1,437.6	1,266.0
Property and equipment, net	239.0	353.7
Intangible assets, net	5.6	15.0
Goodwill	41.2	41.2
Restricted cash	46.2	53.2
Operating lease right-of-use assets, net	338.9	435.0
Other assets	16.8	21.0
Total assets	$2,125.3	$2,185.2
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$372.7	$432.3
Deferred revenue and customer deposits	150.7	163.7
Current portion of debt	208.5	10.0
Operating lease liabilities, current	70.1	75.3
Other current liabilities	2.0	3.9
Total current liabilities	803.9	685.2
Convertible senior notes, net of current portion	343.6	540.0
Term loan, net of current portion	946.9	950.1
Operating lease liabilities, non-current	407.5	503.3
Other non-current liabilities	37.2	25.7
Total liabilities	2,539.1	2,704.3
Commitments and contingencies (Note 12)
Stockholders’ deficit
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 shares of Class A common stock authorized, 390,579,270 and 358,120,105 shares of Class A common stock issued and outstanding as of June 30, 2025 and June 30, 2024, respectively; 2,500,000,000 and 2,500,000,000 shares of Class B common stock authorized, 15,837,270 and 18,141,608 shares of Class B common stock issued and outstanding as of June 30, 2025 and June 30, 2024, respectively.	—	—
Additional paid-in capital	5,183.8	4,948.6
Accumulated other comprehensive income	5.1	15.9
Accumulated deficit	(5,602.6)	(5,483.7)
Total stockholders’ deficit	(413.8)	(519.1)
Total liabilities and stockholders’ deficit	$2,125.3	$2,185.2
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions, except share and per share amounts)

	Fiscal Year Ended June 30,
	2025	2024	2023
Revenue:
Connected Fitness Products	$817.1	$991.7	$1,130.2
Subscription	1,673.7	1,708.7	1,670.1
Total revenue	2,490.8	2,700.5	2,800.2
Cost of revenue:
Connected Fitness Products	705.9	943.0	1,328.8
Subscription	516.6	551.0	547.9
Total cost of revenue	1,222.5	1,494.0	1,876.7
Gross profit	1,268.3	1,206.5	923.5
Operating expenses:
Sales and marketing	421.6	658.9	648.2
General and administrative	527.3	651.0	798.1
Research and development	234.2	304.8	318.4
Impairment expense	64.1	57.3	144.5
Restructuring expense	33.8	66.1	189.4
Supplier settlements	23.5	(2.6)	22.0
Total operating expenses	1,304.5	1,735.5	2,120.6
Loss from operations	(36.2)	(529.0)	(1,197.1)
Other expense, net:
Interest expense	(134.5)	(112.5)	(97.1)
Interest income	32.7	35.1	26.4
Foreign exchange gain (loss)	22.4	—	7.0
Other income, net	0.1	0.7	2.9
Net gain on debt refinancing	—	53.6	—
Total other expense, net	(79.3)	(23.2)	(60.9)
Loss before income taxes	(115.6)	(552.1)	(1,258.0)
Income tax expense (benefit)	3.4	(0.2)	3.7
Net loss	$(118.9)	$(551.9)	$(1,261.7)
Net loss attributable to Class A and Class B common stockholders	$(118.9)	$(551.9)	$(1,261.7)
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(1.51)	$(3.64)
Weighted-average Class A and Class B common shares outstanding, basic and diluted	390,037,997	365,546,334	346,670,699
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(10.9)	(0.9)	3.6
Derivative adjustments:
Reclassification for derivative adjustments included in Net loss	—	—	1.0
Total other comprehensive (loss) income	(10.9)	(0.9)	4.6
Comprehensive loss	$(129.8)	$(552.8)	$(1,257.1)
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended June 30,
	2025	2024	2023
Cash Flows from Operating Activities:
Net loss	$(118.9)	$(551.9)	$(1,261.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	89.7	108.8	124.3
Stock-based compensation expense	229.6	311.7	405.0
Non-cash operating lease expense	54.5	66.2	79.8
Amortization of debt discount and issuance costs	9.1	14.2	13.6
Impairment expense	64.1	57.3	144.5
Loss on sale of subsidiary	—	3.8	—
Net foreign currency adjustments	(22.4)	—	(7.0)
Gain on debt extinguishment of convertible notes	—	(69.8)	—
Loss on debt extinguishment of term loan	—	7.5	—
Changes in operating assets and liabilities:
Accounts receivable	2.8	(7.0)	(13.8)
Inventories	136.5	163.0	537.5
Prepaid expenses and other current assets	66.6	42.6	61.2
Other assets	4.4	1.7	7.1
Accounts payable and accrued expenses	(94.0)	(95.5)	(347.2)
Deferred revenue and customer deposits	(13.5)	(23.6)	(13.9)
Operating lease liabilities, net	(82.3)	(90.8)	(89.9)
Other liabilities	6.8	(4.4)	(27.3)
Net cash provided by (used in) operating activities	333.0	(66.1)	(387.6)
Cash Flows from Investing Activities:
Proceeds from sale of Peloton Output Park	4.2	31.9	—
Capital expenditures	(9.3)	(19.7)	(82.4)
Proceeds from sales of subsidiary and net assets	—	14.6	12.4
Net cash (used in) provided by investing activities	(5.1)	26.8	(69.9)
Cash Flows from Financing Activities:
Principal repayment of Term Loan	(10.0)	(742.5)	(7.5)
Payment of principal on convertible notes	—	(724.9)	—
Proceeds from issuance of convertible notes, net of issuance costs	—	342.3	—
Proceeds from issuance of term loan, net of issuance costs	—	986.9	—
Proceeds from employee stock purchase plan withholdings	4.1	3.1	6.9
Proceeds from employee stock plans	7.7	41.2	79.8
Principal repayments of finance leases	(0.1)	(0.5)	(2.3)
Net cash provided by (used in) financing activities	1.7	(94.4)	76.8
Effect of exchange rate changes	5.3	(1.0)	8.6
Net change in cash, cash equivalents, and restricted cash	334.9	(134.6)	(372.2)
Cash, cash equivalents, and restricted cash — Beginning of period	750.9	885.5	1,257.6
Cash, cash equivalents, and restricted cash — End of period	$1,085.8	$750.9	$885.5
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$127.2	$95.6	$79.0
Cash paid for income taxes	$2.6	$—	$14.9

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Term Loan issuance costs recorded within Net Loss	$—	$8.7	$—
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Accrued and unpaid capital expenditures, including software	$0.3	$0.1	$2.4
Stock-based compensation capitalized for software development costs	$—	$—	$12.1
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance - June 30, 2022	338.3	$—	$4,291.3	$12.2	$(3,710.6)	$592.9
Activity related to stock-based compensation	17.5	$—	$480.7	$—	$—	$480.7
Issuance of common stock under employee stock purchase plan	0.9	—	7.9	—	—	7.9
Cumulative effect of adopting ASU 2020-06	—	—	(160.1)	—	40.6	(119.5)
Other comprehensive income	—	—	—	4.6	—	4.6
Net loss	—	—	—	—	(1,261.7)	(1,261.7)
Balance - June 30, 2023	356.8	$—	$4,619.8	$16.8	$(4,931.8)	$(295.1)
Activity related to stock-based compensation	18.6	$—	$324.5	$—	$—	$324.5
Issuance of common stock under employee stock purchase plan	0.9	—	4.3	—	—	4.3
Other comprehensive loss	—	—	—	(0.9)	—	(0.9)
Net loss	—	—	—	—	(551.9)	(551.9)
Balance - June 30, 2024	376.3	$—	$4,948.6	$15.9	$(5,483.7)	$(519.1)
Activity related to stock-based compensation	29.2	$—	$231.7	$—	$—	$231.7
Issuance of common stock under employee stock purchase plan	0.9	—	3.4	—	—	3.4
Other comprehensive loss	—	—	—	(10.9)	—	(10.9)
Net loss	—	—	—	—	(118.9)	(118.9)
Balance - June 30, 2025	406.4	$—	$5,183.8	$5.1	$(5,602.6)	$(413.8)
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share amounts)

1. Description of Business and Basis of Presentation
Description and Organization
Peloton Interactive, Inc. (“Peloton” or the “Company”) is a leading global fitness and wellness company that empowers its Members to live fit, strong, long, and happy by providing fitness and wellness products and services they can use anytime, anywhere. Peloton has a highly engaged community of Members, which the Company defines as any individual who has a Peloton account through a paid Connected Fitness Subscription or a paid App Subscription, inclusive of the Peloton App+, App One and Strength+ Memberships (the “Peloton Apps”), and engages in one or more workouts in the trailing 12-month period. As a category innovator at the nexus of fitness and wellness, technology, and media, the Company delivers experiences through Peloton’s world-renowned Instructors, premium hardware and innovative software, personalization, and extensive modalities and content formats.
The Company’s Connected Fitness Products portfolio includes the Peloton Bike, Bike+, Tread, Tread+, Guide (discontinued as of July 2025), Row, and various Precor products. Access to the Peloton Apps is available with an All-Access or Guide Membership for Members who have Connected Fitness Products or through standalone App Memberships (App+, App One, or Strength+). Access to the Strength+ App is available with an All-Access, Guide, or App+ Membership or through a standalone Strength+ subscription. The Company’s revenue is generated primarily from recurring Subscription revenue and the sale of its Connected Fitness Products. The Company defines a “Paid Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, that has paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers). “Paid App Subscriptions” include all App+, App One, or Strength+ subscriptions for which the Company currently receives payment.

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

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, product recall and corrective action cost, the realizability of inventory, collectability of receivables, fair value measurements, the incremental borrowing rate associated with lease liabilities, impairment of long-lived assets, useful lives of long-lived assets, including property and equipment and finite-lived intangible assets, product warranty, goodwill, accounting for income taxes, stock-based compensation expense, standalone selling price and transaction price estimates, future restructuring charges, and commitments and contingencies. Actual results may differ from these estimates.
Cash and Cash Equivalents
The Company considers all cash and short-term investments purchased with maturities of three months or less when acquired to be cash equivalents. As of June 30, 2025 and 2024, the Company’s cash and cash equivalents were primarily held in money market and operating accounts. At various times during the fiscal years ended June 30, 2025 and 2024, the balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes its cash and cash equivalents are not subject to any significant credit risk.
Accounts Receivable, Net of Allowances
The Company's accounts receivable primarily represent amounts due from third-party retailers and commercial sales and amounts due from third-party payment processors. Accounts receivable are recorded at the invoiced amount less allowances for credit losses. The allowance for credit losses is based upon a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's ability to pay its obligation and any other forward-looking data regarding customers' ability to pay which may be available.
Inventories
Inventories consist of finished goods and raw materials. Finished goods are primarily purchased from contract manufacturers. Inventories are stated at the lower of cost or net realizable value. For Peloton-branded Connected Fitness products, accessories, apparel, and raw materials, cost is determined using a weighted-average cost method. For Precor-branded fitness products and raw materials, cost is determined using a first-in, first-out basis. Adjustments to reduce inventory to net realizable value are recognized in Connected Fitness Products Cost of revenue. The Company periodically assesses and adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. The Company may be required to write down the value of inventory if estimates of future demand and market conditions indicate excess and/or obsolete inventory. Inventory write-downs are recorded as a component of Connected Fitness Products Cost of revenue. Spare parts are recorded as inventory and recognized in cost of revenue as consumed. Refer to Note 6, Inventories for additional information.
Property and Equipment
Property and equipment purchased by the Company are stated at cost less accumulated depreciation and impairment losses, if any. Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the useful life of those leasehold improvements and the remaining lease term. Depreciation and amortization expense is classified within the corresponding cost of revenue or operating expense categories on the Consolidated Statements of Operations and Comprehensive Loss. Charges for repairs and maintenance that do not improve or extend the lives of the respective assets are expensed as incurred. Refer to Note 7, Property and Equipment for additional information.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances (“triggering events”) indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated undiscounted net future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value, which is measured relying primarily on a discounted cash flow method.
Goodwill and Intangible Assets
Goodwill represents the excess of the aggregate of the consideration transferred and the amount recognized for non-controlling interest, if any, over the fair value of identifiable assets acquired and liabilities assumed in a business combination.

The Company reviews goodwill for impairment annually on April 1 of each fiscal year or more frequently if events or changes in circumstances indicate that an impairment may exist. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded.

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

The Company assesses the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Refer to Note 8, Goodwill and Intangible Assets for additional information.
Restricted Cash
The Company’s Restricted cash primarily relates to cash used to collateralize outstanding letters of credit.

Leases
Lessee arrangements
The Company leases facilities under operating leases with various expiration dates through 2039. The Company leases space for its corporate headquarters and the operation of its production studio facilities, distribution facilities, warehouses, retail locations, and other office spaces. The Company does not have any material finance leases. The Company determines if an arrangement is a lease, or contains a lease, at inception and records the leases in its financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

Right-of-use assets and lease liabilities are established on the Consolidated Balance Sheets for leases with an expected term greater than one year. Lease liabilities are recognized at the present value of the fixed and determinable lease payments not yet paid, less any lease incentives payable to the Company. Right-of-use assets are recognized based on the initial measurement of the lease liability, plus any initial direct costs incurred by the Company and any lease payments made to the landlord at or before lease commencement, minus any lease incentives received. As the rate implicit in the lease is not determinable, the Company uses its secured incremental borrowing rate to determine the present value of the lease payments. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets.

The Company has lease agreements with lease and non-lease components, and has elected the practical expedient to not separate lease and non-lease components for its real estate and equipment leases. Non-lease components include fixed payments for common area maintenance, utilities, insurance, and other costs.

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

The Company subleases certain corporate offices, warehouses and distribution facilities, and retail locations to third parties, which does not relieve the Company of its primary lease obligations with the lessor (the “head lease”). These subleases are classified as operating leases, and therefore the Company continues to account for the head lease as it did before the commencement date of the sublease. The Company recognizes sublease income on a straight-line basis over the sublease term. Variable lease payments include, but are not limited to, common area charges, real estate taxes, and utilities, and are recognized as variable sublease income in the period in which they are earned. Sublease income is presented within the same category of operating expenses as the underlying head lease expense on the Consolidated Statements of Operations and Comprehensive Loss. If the lease cost for the term of the sublease exceeds the Company’s anticipated sublease income for the same period, the Company assesses the right-of-use asset associated with the head lease for impairment under the long-lived asset impairment provisions of ASC 360.
Lessor arrangements
The Company leases Peloton Bike portfolio products under the Peloton Rental program. The lease arrangement provides the customer with an option to purchase the underlying equipment or terminate the lease at any time. The price to purchase the underlying equipment is determined based on the number of months that the customer has leased the equipment, and is not considered a bargain purchase option. All Peloton Rental lease agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases as a lessor. Refer to Revenue Recognition within this Note 2, Summary of Significant Accounting Policies, for further details regarding the Peloton Rental program.

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

The 2026 Notes and 2029 Notes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, debt with an embedded conversion feature shall be accounted for in its entirety as a liability and no portion of the proceeds from the issuance of the convertible debt instrument shall be accounted for as attributable to the conversion feature unless the conversion feature is required to be accounted for separately as an embedded derivative or the conversion feature results in a premium that is subject to the guidance in ASC 470.

The 2026 Notes and the 2029 Notes (together, “the Notes”) are accounted for as a liability with no portion of the proceeds attributable to the conversion options as the conversion feature did not require separate accounting as a derivative, and the Notes did not involve a premium subject to the guidance in ASC 470.

Refer to Note 11, Debt for additional information.

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

The Company’s material financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, Term Loan (as defined in Note 11, Debt), and the convertible senior notes. The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values at June 30, 2025 and 2024, due to the short period of time to maturity or repayment. Refer to Note 5, Fair Value Measurements for additional information.
Loss Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss is reasonably possible, but not probable, and the loss or range of loss can be reasonably estimated, or if a loss is probable and the loss or range of loss cannot be reasonably estimated, the Company discloses the nature of the contingency and an estimate of the possible loss or range of loss or states that such an estimate cannot be made. Refer to Note 12, Commitments and Contingencies for additional information.
Revenue Recognition
The Company’s primary sources of revenue are its recurring content Subscription revenue and revenue from sales of its Connected Fitness Products and related accessories, as well as Precor-branded fitness products, delivery and installation services.
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

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s revenue is reported net of sales returns and concessions, discounts and allowances, incentives, and rebates to commercial distributors as a reduction of the transaction price. Certain contracts include consideration payable that is accounted for as a payment for distinct goods or services. An estimated amount of variable consideration is included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur once the uncertainty is resolved. The Company’s transaction price estimate includes its estimate for product returns and concessions based on the terms and conditions of home trial programs, historical return trends by product category, impact of seasonality, an evaluation of current economic and market conditions, and current business practices, and the Company records the expected customer refund liability as a reduction to revenue, and the expected inventory right to return asset as a reduction of cost of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.
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

The Company applies the practical expedient as per ASC 340-40-25-4, Other Assets and Deferred Costs - Contracts with Customers and expenses sales commissions when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. These costs are recorded in Sales and marketing in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
Some of the Company’s revenues relate to arrangements for Peloton Bike portfolio rental products. The Peloton Rental program allows Members to lease Peloton Bike portfolio products with a Peloton Rental Membership for a single monthly cost and a one-time delivery fee, and gives the Member the option to purchase the equipment outright or cancel at any time with no penalty. These lease arrangements include both lease and non-lease components. Consideration is allocated between the lease and non-lease components based on management’s best estimate of the relative standalone selling price of each component. The lease component relates to the customer’s right to use the equipment over the lease term and is accounted for as an operating lease in accordance with ASC 842, Leases. Lease revenue is recognized on a straight-line basis over the term of the lease within Connected Fitness Products Revenue, while the underlying customer-leased equipment remains within Property and equipment, net on the Company’s Consolidated Balance Sheets and depreciates over the equipment’s useful life. Depreciation expense associated with the underlying equipment is reflected in Connected Fitness Products Cost of revenue in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Non-lease components primarily consist of an All-Access Membership, which is recognized ratably over the subscription term within Subscription Revenue.
Connected Fitness Products
Connected Fitness Products include the Company’s portfolio of Connected Fitness Products and related accessories, Precor-branded fitness products, delivery and installation services, Peloton Bike portfolio rental products, extended warranty agreements, branded apparel, and commercial service contracts. The Company recognizes Connected Fitness Products Revenue net of sales returns and concessions, discounts and allowances, and third-party financing program fees, when the product has been delivered to the customer, except for extended warranty revenue that is recognized ratably over the warranty coverage period and service revenue that is recognized over the term of the service contract. The Company generally allows customers to return Peloton branded Connected Fitness Products within thirty days of purchase, as stated in its return policy.

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

Amounts paid for subscription fees, net of refunds are included within Deferred revenue and customer deposits on the Company’s Consolidated Balance Sheets and recognized ratably over the subscription term. The Company records payment processing fees for its monthly subscription charges within Subscription Cost of revenue in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Sales tax collected from customers and remitted to governmental authorities is not included in revenue and is reflected as a liability on the Company’s Consolidated Balance Sheets.

Cost of Revenue
Connected Fitness Products
Connected Fitness Products Cost of revenue consists of the Company’s portfolio of Connected Fitness Products, related accessories, Precor-branded fitness products, and branded apparel product costs, including third party manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement and service costs, fulfillment costs, warehousing costs, costs related to the Company’s commercial business, depreciation of property and equipment, and certain costs related to management, facilities, and personnel-

related expenses, including stock-based compensation expense, associated with supply chain logistics. Inventory write-downs and related obsolescence reserve expense are also included within Connected Fitness Products Cost of revenue.
Subscription
Subscription Cost of revenue includes costs associated with content creation and costs to stream content to Members. These costs consist of both fixed costs, including Instructor and production personnel-related expenses, including stock-based compensation expense, depreciation of property and equipment, studio rent and occupancy, and other studio overhead, as well as variable costs, including music royalty fees, third-party platform streaming costs, and payment processing fees for monthly subscription billings.
Music Royalty Fees
The Company has entered into agreements with music rights holders for the music included in the operation of Peloton’s service. The Company pays and recognizes music royalty fees in accordance with the terms of the relevant license agreement with the music rights holder. This can include royalties incurred for paid subscriptions and royalties incurred as part of free-trial offers, which are recognized within Subscription Cost of revenue and Sales and marketing in the Company’s Statements of Operations and Comprehensive Loss, respectively. The Company has certain license agreements whereby music royalty fees are subject to payment guarantees. When a guaranteed payment is made in advance, the amount is recorded as a prepaid asset and amortized over the shorter of the period consumed or the term of the license agreement. When actual music royalty fees to be incurred during a contractual period are expected to fall short of the guaranteed payment, the expected under-recoupment is expensed pro-rata across the contractual period.

Some of the Company’s license agreements also include so-called “most-favored nations” provisions, which require that certain terms (including material financial terms) are no less favorable than those provided to any similarly situated licensor. When it is probable that the Company will incur incremental music royalty fees under a most-favored nations provision, a liability is established within Accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets.

Given the at times migratory, uncertain, or opaque nature of music rights ownership, the Company’s archived library may continue to include music for which certain rights or fractional interests have unknowingly changed and require updated licensing. Prior to the execution of a music license agreement, the Company estimates and records a charge based upon license agreements previously entered into and the respective music rights holdings.

Advertising Costs
Advertising and other promotional costs to market the Company's products are expensed as incurred. Advertising expenses were $247.0 million, $435.0 million, and $362.6 million for the fiscal years ended June 30, 2025, 2024, and 2023, respectively, and are included within Sales and marketing expenses in the Consolidated Statements of Operations and Comprehensive Loss.
Research and Development Costs
Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation expense, and facilities-related expenses, consulting and contractor expenses, tooling and prototype materials, software platform expenses, and depreciation of property and equipment. Substantially all of the Company’s research and development expenses are related to developing new products and services and improving existing products and services. Research and development expenses are expensed as incurred. Certain qualified costs incurred in connection with the development of internal-use software are capitalized that may also cause research and development expenses to vary from period to period.
Stock-Based Compensation
Employee Stock Purchase Plan
In August 2019, the Company's Board of Directors ("Board of Directors") adopted the 2019 Employee Stock Purchase Plan ("ESPP"), which was subsequently approved by the Company’s stockholders in September 2019. The Company recognizes stock-based compensation expense related to shares issued pursuant to its ESPP on a straight-line basis over the offering period, which is twenty-four months. The ESPP allows eligible employees to purchase shares of the Company's Class A common stock at a 15 percent discount through accumulated payroll deductions. The ESPP became effective on September 25, 2019, the date the registration statement filed in connection with the Company’s initial public offering was declared effective by the SEC (the “Effective Date”). The number of shares of Class A common stock that are available for issuance and sale to eligible employees under the ESPP will increase automatically on the first day of each fiscal year of the Company beginning on July 1, 2020 through 2029, in an amount equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2024, the number of shares of Class A common stock available for issuance under the ESPP was automatically increased according to its terms by 3,762,617 shares. As of June 30, 2025, a total of 18,133,477 shares of Class A common stock were available for sale to employees under the ESPP.

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

The Company estimates the fair value of shares expected to be purchased at the commencement of the ESPP offering periods using the Black-Scholes option pricing model. The Company estimates the expected term based on each offering period's respective purchase date. The expected volatility is based on the historical volatility of the price of Class A common stock. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant. Expected dividend yield is zero as the Company has not paid and does not currently anticipate paying dividends on its common stock.

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

During the fiscal year ended June 30, 2025, the Company granted performance-based restricted stock units to certain members of management. The performance-based restricted stock units generally cliff vest, if earned, two and one-half months after the end of the fiscal year. The number of shares that can be earned generally ranges from 0% to 200% of the target number based on the achievement of the performance condition over the respective measurement period. For performance-based awards issued, the value of the instrument is measured at the grant date as the fair value of the award and expensed over the vesting term under an accelerated attribution method when the performance targets are considered probable of being achieved.

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

In October 2023, the Company’s Board of Directors adopted an amendment to the 2019 Plan (the “Amendment”) that increases the number of shares available under the 2019 Plan by 36,000,000 shares of Class A common stock (and retains the existing evergreen feature through July 1, 2029) and extends the right to grant awards under the 2019 Plan through October 24, 2033. The Amendment became effective following approval by the Company’s stockholders on December 7, 2023. As of June 30, 2025, 61,874,557 shares of Class A common stock were available for future award under the 2019 Plan.

Common Stock
The holder of each share of Class A common stock is entitled to one vote, while the holder of each share of Class B common stock is entitled to twenty votes. Each outstanding share of the Company’s Class B common stock is convertible into an equivalent number of shares of Class A common stock and generally convert into shares of Class A common stock upon transfer.

Defined Contribution Plan
The Company maintains a defined contribution retirement plan offered to all of its U.S. employees, as well as plans at certain foreign and domestic subsidiaries. For the fiscal years ended June 30, 2025, 2024, and 2023, the Company's matching contributions totaled $14.5 million, $18.5 million, and $19.1 million, respectively, and were expensed as contributed.
Restructuring
The Company's restructuring charges consist of employee severance and other personnel costs, including stock-based compensation expense, one-time termination benefits and ongoing benefits related to the reduction of its workforce, professional services, facility closures and other costs associated with exit and disposal activities. One-time termination benefits are expensed when the plan of termination has been communicated to the employee, unless the employee must provide future service beyond a minimum retention period, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when it is probable that the employee is entitled to the severance benefits and the benefit amounts are reasonably estimable. Other costs primarily consist of termination fees, idle rent and related expenses for exited locations, professional services, and other costs related to restructuring activities, and are expensed when incurred. Refer to Note 4, Restructuring for additional information.

Foreign Currency
The Company’s reporting currency is the U.S. dollar while the functional currencies of non-U.S. subsidiaries are determined based on the primary economic environment in which the subsidiary operates. Assets and liabilities of these subsidiaries are translated into U.S. dollars using exchange rates in effect at the end of each period, revenues and expenses are translated using average rates for the period, and equity is translated using historical rates. Change in foreign currency translation adjustments is included in Other comprehensive (loss) income on the Consolidated Statements of Operations and Comprehensive Loss, and in Accumulated other comprehensive income on the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity (Deficit). Transaction gains and losses are a result of the effect of exchange rates on transactions denominated in currencies other than the functional currency of the respective subsidiary and are included in Foreign exchange (loss) gain on the Consolidated Statements of Operations and Comprehensive Loss.

Income Taxes
The Company utilizes the asset and liability method for computing its income tax provision, which consists primarily of income taxes related to state and international taxes for jurisdictions in which the Company conducts business. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating loss, capital loss, and tax credit carryforwards, using enacted tax rates. Management makes estimates, assumptions, and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes recovery of its deferred tax assets is not more-likely-than-not, a valuation allowance is established. A valuation allowance is maintained on the majority of the Company’s deferred tax assets as the Company has concluded that it is more likely than not that the deferred assets will not be utilized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company utilizes a two-step approach to recognize and measure unrecognized tax benefits. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits, which to date have not been material, are recognized within Income tax expense (benefit) in the Consolidated Statements of Operations and Comprehensive Loss. Refer to Note 15, Income Taxes for additional information.
Earnings (Loss) Per Share
The Company computes basic earnings (loss) per share based on the weighted-average number of outstanding shares of common stock during the period. Diluted earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options, ESPP shares to be issued, vesting of restricted stock units and awards, and performance-based restricted stock units, when the related performance criterion has been met, using the treasury stock method, and convertible senior notes, using the if-converted method. Refer to Note 16, Net Loss Per Share for additional information.

Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
ASU 2023-07
In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss to assess segment performance and decide how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for the fiscal year ended June 30, 2025 on a retrospective basis for all periods presented in the consolidated financial statements. Refer to Note 17, Segment Information for inclusion of the new required disclosures.
Accounting Pronouncements Not Yet Adopted
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

ASU 2024-03
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). This ASU requires the disaggregation of certain expense captions on the face of the income statement into specified categories in disclosures within the footnotes to the financial statements. It is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, and is permitted on either a prospective or retrospective basis. The Company is currently evaluating the impact of adopting this ASU.

ASU 2024-04
In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. It is effective for fiscal years beginning after December 15, 2025 and is permitted on either a prospective or retrospective basis. The Company is currently evaluating the impact of adopting this ASU.

ASU 2025-03
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). This ASU improves the requirements for identifying the accounting acquirer in a business combination that is effected primarily by exchanging equity interests in which a variable interest entity is acquired. It is effective for fiscal years beginning after December 15, 2026 and is required to be applied prospectively to acquisitions occurring on or after the effective date. The Company will continue to evaluate the impact of this guidance, which will depend on the legal acquiree in future business combinations.
3. Revenue
Disaggregation of Revenue
The Company’s revenue disaggregated by segment, excluding sales-based taxes, is included in Note 17, Segment Information.

The Company’s revenue disaggregated by geographic region was as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in millions)
North America	$2,274.3	$2,487.0	$2,591.1
International	216.5	213.5	209.1
Total revenue	$2,490.8	$2,700.5	$2,800.2

The Company’s revenue attributable to the United States, included within North America above, was $2,185.7 million, $2,389.2 million, and $2,496.3 million, representing 88%, 88%, and 89% of Total revenue for the fiscal years ended June 30, 2025, 2024, and 2023, respectively.

Deferred Revenue and Customer Deposits
Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.

As of June 30, 2025 and June 30, 2024, deferred revenue of $91.7 million and $95.9 million, respectively, and customer deposits of $59.0 million and $67.7 million, respectively, were included in Deferred revenue and customer deposits on the Company’s Consolidated Balance Sheets.

During the fiscal years ended June 30, 2025 and 2024, the Company recognized revenue of $91.8 million and $97.2 million, respectively, that was included in the deferred revenue balance as of June 30, 2024 and 2023, respectively.

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

Activity related to the Company’s accrual for its estimated future product warranty obligation was as follows:

	Fiscal Year Ended June 30,
	2025	2024
	(in millions)
Balance at beginning of period	$20.3	$26.4
Provision for warranty accrual	35.5	28.0
Warranty claims	(31.3)	(34.1)
Balance at end of period	$24.5	$20.3
The Company also offers the option for customers in some markets to purchase an extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Products for additional periods beyond the standard product warranty period.

Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Products Revenue in the Consolidated Statements of Operations and Comprehensive Loss. The Company’s revenue attributable to extended warranty was $21.3 million, $36.0 million and $40.3 million, representing 1% of total revenue during each of the fiscal years ended June 30, 2025, 2024, and 2023.
4. Restructuring
In February 2022, the Company announced and began implementing a restructuring plan (the “2022 Restructuring Plan”) and in April 2024, the Company’s Board of Directors approved a new restructuring plan to expand upon its 2022 Restructuring Plan (as expanded and collectively with the 2022 Restructuring Plan, the “2024 Restructuring Plan”).

In August 2025, the Company announced a new restructuring plan (the “2025 Restructuring Plan”), which includes a reduction in global headcount and is intended to improve the Company’s cost structure, operating efficiency, and profitability, while providing the opportunity to return to growth by reinvesting savings into Peloton’s differentiating capabilities. The Company expects the Restructuring Plans to be substantially implemented by the end of fiscal year 2026, which is subject to change.

As of June 30, 2025, actions pursuant to our 2024 Restructuring Plan, which includes any remaining restructuring activity under the original 2022 Restructuring Plan, have been substantially completed. As such, any remaining charges under these plans are included within the 2025 Restructuring Plan.

In connection with the 2025 Restructuring Plan, the Company estimates that it will incur additional cash restructuring charges of approximately $50.0 million, primarily comprised of location strategy costs, lease termination costs, and other exit costs. Additionally, the Company expects to recognize additional non-cash restructuring charges of approximately $10.0 million, primarily comprised of asset write-downs and write-offs, in connection with the continued exit of the Company’s retail and other leased locations. The Company expects these charges to be substantially incurred by the end of fiscal year 2026, which is subject to change.

As a result of these restructuring initiatives, the Company incurred the charges shown in the following table. Asset write-downs and write-offs are included within Impairment expense, Write-offs of inventory related to restructuring activities are included within Connected Fitness Products Cost of revenue, and the remaining charges incurred during the relevant periods are included within Restructuring expense, in the Consolidated Statements of Operations and Comprehensive Loss:

	Fiscal Year Ended June 30,
	2025	2024	2023
Cash restructuring charges:(1)	(in millions)
Severance and other personnel costs(2)	$23.4	$36.5	$85.1
Exit and disposal costs and professional fees(3)	9.6	19.2	19.3
Total cash charges	33.0	55.7	104.4

Non-cash charges:(1)
Asset write-downs and write-offs(4)	21.1	40.8	139.3
Stock-based compensation expense(5)	0.8	6.6	85.0
Write-offs of inventory related to restructuring activities(6)	—	1.0	3.7
Loss on sale of subsidiary(7)	—	3.8	—
Total non-cash charges	21.9	52.2	228.0

Total	$54.9	$107.9	$332.4
____________________________
(1) All cash and non-cash restructuring charges for the fiscal year ended June 30, 2023 related to the 2022 Restructuring Plan.
(2) Includes $0.1 million and $23.2 million of severance and other personnel costs related to the 2024 Restructuring Plan and 2025 Restructuring Plan, respectively, for the fiscal year ended June 30, 2025. Includes $7.5 million and $29.0 million of severance and other personnel costs related to the 2022 Restructuring Plan and 2024 Restructuring Plan, respectively, for the fiscal year ended June 30, 2024.
(3) All charges for the fiscal year ended June 30, 2025 relate to the 2024 Restructuring Plan. Includes $16.1 million and $3.1 million of exit and disposal costs and professional fees related to the 2022 Restructuring Plan and 2024 Restructuring Plan, respectively, for the fiscal year ended June 30, 2024.
(4) All charges for the fiscal year ended June 30, 2025 relate to the 2024 Restructuring Plan. Includes $31.1 million and $9.7 million of asset write-downs and write-offs related to the 2022 Restructuring Plan and 2024 Restructuring Plan, respectively, for the fiscal year ended June 30, 2024.
(5) All charges for the fiscal year ended June 30, 2025 relate to the 2025 Restructuring Plan. Includes $7.2 million and $(0.6) million of stock-based compensation expense related to the 2022 Restructuring Plan and 2024 Restructuring Plan, respectively, for the fiscal year ended June 30, 2024.
(6) Includes write-offs of inventory related to the 2022 Restructuring Plan.
(7) Includes loss on sale of subsidiary recognized in connection with the 2022 Restructuring Plan.

Due to the actions taken pursuant to the Restructuring Plans, the Company tested certain long-lived assets (asset groups) for recoverability by comparing the carrying values of the asset group to estimates of their future undiscounted cash flows, which were generally the liquidation value, or for operating lease right-of-use assets, income from a sublease arrangement. Based on the results of the recoverability tests, the Company determined that during the fiscal years ended June 30, 2025, 2024, and 2023, the undiscounted cash flows of certain assets (asset groups) were below their carrying values, indicating impairment. The assets were written down to their estimated fair values, which were determined based on their estimated liquidation or sales value, or for operating lease right-of-use assets, discounted cash flows of a sublease arrangement. See further discussion in Note 7, Property and Equipment and Note 10, Leases in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within Accounts payable and accrued expenses in the Consolidated Balance Sheets:

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of June 30, 2022	$10.9	$—	$10.9
Cash restructuring charges(1)	85.1	19.3	104.4
Cash payments	(82.4)	(19.0)	(101.4)
Balance as of June 30, 2023	$13.6	$0.3	$13.9
_________________________
(1) All cash restructuring-related liabilities for the fiscal year ended June 30, 2023 related to the 2022 Restructuring Plan.

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of June 30, 2023	$13.6	$0.3	$13.9
Cash restructuring charges(2)	36.5	19.2	55.7
Cash payments	(37.4)	(15.2)	(52.6)
Balance as of June 30, 2024	$12.7	$4.3	$17.0
_________________________
(2) Includes $7.5 million and $29.0 million of cash charges for severance and other personnel costs related to the 2022 Restructuring Plan and 2024 Restructuring Plan, respectively, and $16.1 million and $3.1 million of cash charges for exit and disposal costs and professional fees related to the 2022 Restructuring Plan and 2024 Restructuring Plan, respectively, for the fiscal year ended June 30, 2024.

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of June 30, 2024	$12.7	$4.3	$17.0
Cash restructuring charges(3)	23.4	9.6	33.0
Cash payments	(12.3)	(13.1)	(25.4)
Balance as of June 30, 2025	$23.8	$0.8	$24.6
_________________________
(3) Includes $0.1 million and $23.2 million of cash charges for severance and other personnel costs related to the 2024 Restructuring Plan and 2025 Restructuring Plan, respectively, and $9.6 million of cash charges for exit and disposal costs and professional fees related to the 2024 Restructuring Plan, for the fiscal year ended June 30, 2025.
5. Fair Value Measurements
Fair Value Measurements of Other Financial Instruments
The following table presents the estimated fair values and carrying amounts of the Company’s financial instruments that are not recorded at fair value on the Consolidated Balance Sheets. All of these liabilities’ fair value are considered Level 2:

	June 30, 2025		June 30, 2024
	Carrying Amount(1)	Estimated Fair Value	Carrying Amount(1)	Estimated Fair Value
	(in millions)
0.00% Convertible Senior Notes due 2026	$199.0	$192.3	$199.0	$175.0
5.50% Convertible Senior Notes due 2029	350.0	635.8	350.0	353.0
Term Loan due and payable on May 30, 2029	990.0	990.0	1,000.0	1,000.0
Total	$1,539.0	$1,818.1	$1,549.0	$1,528.0
_________________________
(1) Carrying Amount excludes unamortized debt discount and issuance costs of $22.7 million and $17.4 million, respectively, as of June 30, 2025, and unamortized debt discount and issuance costs of $27.4 million and $21.6 million, respectively, as of June 30, 2024.

The estimated fair value of the 2026 Notes and the estimated fair value of the 2029 Notes (each as defined in Note 11, Debt) are determined based on the respective closing prices on the last trading day of the reporting period.

The carrying value of the Term Loan (as defined in Note 11, Debt) approximates the fair value of the Term Loan as of June 30, 2025 and 2024, respectively.

6. Inventories
Inventories, net consisted of the following:

	June 30,
	2025	2024
	(in millions)
Raw materials	$22.7	$29.8
Finished products(1)	337.6	487.6
Total inventories(2)	360.4	517.4
Less: Reserves	(154.8)	(187.7)
Total inventories, net	$205.6	$329.7
_________________________
(1) Includes $40.3 million and $35.2 million of finished goods inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of June 30, 2025 and 2024, respectively.
(2) As of June 30, 2025 and 2024, there was no work-in-process within inventories.
The Company periodically assesses and adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. The Company’s recorded inventory reserves as of June 30, 2025 and 2024, primarily consisted of $66.8 million and $78.3 million, respectively, related to excess accessories and apparel inventory and $64.9 million and $85.2 million, respectively, related to excess returned Connected Fitness Products, including Guide.
7. Property and Equipment
Property and equipment consisted of the following:

	June 30,
	2025	2024
	(in millions)
Leasehold Improvements	$257.0	$292.4
Machinery	10.3	12.1
Equipment	39.6	41.8
Customer-leased equipment	51.3	76.9
Furniture and Fixtures	18.2	22.5
Construction in Progress	0.4	1.1
Software (1)	160.5	178.0
Total property and equipment	537.3	624.9
Accumulated depreciation and amortization	(298.3)	(271.2)
Total property and equipment, net	$239.0	$353.7
_________________________
(1) Includes $1.0 million and $0.1 million of software under development as of June 30, 2025 and 2024, respectively.
During fiscal 2023, 2024, and 2025, management identified various qualitative factors that collectively indicated that the Company had impairment triggering events, including (i) realignment of cost structure in connection with the restructuring initiatives, (ii) softening demand and (iii) significant decrease in the market price of certain long-lived asset groups. The Company determined that the estimated undiscounted future cash flows were less than the carrying values for certain asset groups. The Company recognized impairment charges for the fiscal year ended June 30, 2025, primarily consisting of $17.2 million related to plans to right-size portions of the Company’s corporate office footprint, $11.5 million relating to exiting retail showrooms, and $6.1 million related to other manufacturing assets.
The Company recognized impairment charges for the fiscal year ended June 30, 2024, primarily consisting of $14.9 million relating to exiting retail showrooms and $5.0 million related to Connected Fitness assets. The Company recognized impairment charges for the fiscal year ended June 30, 2023, primarily consisting of impairment losses of $32.5 million related to capitalized software, $19.5 million related to exiting certain corporate office locations, $17.2 million relating to exiting retail showrooms, $16.5 million related to Connected Fitness assets, and $8.2 million related to other manufacturing assets.

As of June 30, 2025, 76% and 22% of the Company's total Property and equipment, net was attributable to the United States and the United Kingdom, respectively. As of June 30, 2024, 81% and 17% of the Company's total Property and equipment, net was attributable to the United States and the United Kingdom, respectively.

The estimated useful lives of property and equipment are as follows:

Leasehold Improvements	Shorter of remaining lease term or useful life
Machinery	Three to ten years
Equipment	Two to seven years
Customer-leased equipment	Three to five years
Furniture and Fixtures	Two to ten years
Software	Two to seven years

Depreciation and amortization expense amounted to $80.2 million, $98.2 million, and $108.5 million for the fiscal years ended June 30, 2025, 2024, and 2023, respectively, of which $33.6 million, $42.8 million, and $38.4 million related to amortization of capitalized software costs for the fiscal years ended June 30, 2025, 2024, and 2023, respectively.
8. Goodwill and Intangible Assets
As of June 30, 2025, June 30, 2024, and June 30, 2023, the carrying amount of goodwill, which is allocated to the Subscription segment, was $41.2 million and did not contain any accumulated impairment losses. There were no changes to the carrying amount of goodwill during the fiscal years ended June 30, 2025, 2024, and 2023.
The Company reviews goodwill for impairment annually on April 1 or more frequently if events or changes in circumstances indicate that an impairment may exist (“a triggering event”). During the fiscal years ended June 30, 2025, 2024, and 2023, management identified no qualitative factors that collectively, indicated that the Company had triggering events. The Company did not recognize goodwill impairment for the fiscal years ended June 30, 2025, 2024, and 2023.
The gross carrying amount and accumulated amortization of the Company's Intangible assets, net, as of June 30, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Acquired developed technology	$72.0	$(66.6)	$5.4	0.4
Other definite-lived intangibles	5.8	(5.5)	0.2	0.2
Total intangible assets	$77.7	$(72.2)	$5.6
The gross carrying amount and accumulated amortization of the Company's Intangible assets, net, as of June 30, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Acquired developed technology	$72.0	$(57.8)	$14.2	1.0
Other definite-lived intangibles	5.7	(5.0)	0.8	0.7
Total intangible assets	$77.7	$(62.7)	$15.0

During fiscal years ended June 30, 2025, 2024, and 2023, the Company recognized no intangible asset impairment losses.

The Company recognized intangible asset amortization expense in the Consolidated Statements of Operations and Comprehensive Loss in the amount of $9.4 million, $10.6 million, and $15.8 million for the fiscal years ended June 30, 2025, 2024, and 2023, respectively.

As of June 30, 2025, estimated amortization expense related to the Company's identifiable acquisition-related intangible assets in future periods were as follows:

Fiscal Year Ending June 30,	Amount
(in millions)
2026	$5.4
2027	—
2028	—
2029	—
2030	—
Thereafter	0.1
Total	$5.6
9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	June 30,
	2025	2024
	(in millions)
Accounts payable	$66.7	$85.4
Accrued music licensing royalties	145.2	137.2
Employee-related liabilities	46.2	42.9
Inventory received but not billed	28.1	30.7
Accrued professional fees	11.0	24.3
Accrued general and administrative(1)	15.8	21.8
Accrued marketing	7.4	16.1
Accrued settlement costs	—	18.1
Other(1)	52.2	55.8
Total accounts payable and accrued expenses	$372.7	$432.3
____________________________
(1) Certain immaterial amounts from the prior year have been reclassified to conform with current-year presentation.
10. Leases
Lessee arrangements
The Company has entered into various non-cancellable operating lease agreements for its corporate headquarter offices, warehouses and distribution facilities, production studio facilities, retail locations, and other office spaces. The Company subleases certain corporate offices, warehouses and distribution facilities, and retail locations to third parties.

Total operating lease expense, net, for the fiscal years ended June 30, 2025, 2024, and 2023 was as follows:

Total Operating Lease Expense, Net	Fiscal Year Ended June 30,
	2025	2024	2023
	(in millions)
Operating lease expense	$81.5	$98.5	$113.4
Variable lease expense	24.7	23.8	24.3
Short-term lease expense	0.1	0.3	0.2
Total operating lease expense	$106.3	$122.6	$138.0
Sublease income	(18.4)	(17.8)	(14.9)
Variable sublease income	(5.0)	(4.0)	(2.7)
Total operating lease expense, net	$82.9	$100.8	$120.4

As of June 30, 2025, the total remaining lease payments included in the measurement of operating lease liabilities were as follows:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2026	$93.0
2027	81.7
2028	66.7
2029	58.3
2030	47.3
Thereafter	268.6
Total	$615.7
As of June 30, 2025, future minimum lease payments to be received from operating subleases were as follows:

Fiscal Year Ended June 30,	Future Minimum Payments
(in millions)
2026	$20.4
2027	19.7
2028	12.9
2029	7.5
2030	4.0
Thereafter	21.2
Total	$85.8
Supplemental information related to operating leases was as follows:

Reconciliation of Operating Lease Liabilities	As of June 30,
	2025	2024
	(dollars in millions)
Weighted-average remaining lease term (years)	8.8	9.0
Weighted-average discount rate	5.57%	5.38%
Total Undiscounted Operating Lease Liability	$615.7	$748.5
Less: Imputed interest	(138.0)	(169.9)
Total Discounted Operating Lease Liability	$477.6	$578.6
Current portion of operating lease liabilities	$70.1	$75.3
Non-current portion of operating lease liabilities	$407.5	$503.3
Supplemental cash flow and other information related to leases was as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$111.5	$121.7	$133.3
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	$3.0	$24.9	$7.0
Right-of-use asset reductions related to operating lease modifications and terminations (non-cash)	$(14.4)	$(23.0)	$(50.2)
As discussed in Note 7, Property and Equipment, management identified various qualitative factors that collectively indicated that the Company had triggering events for its long-lived assets, including the Company’s operating lease right-of-use assets. The Company recognized impairment charges for the fiscal year ended June 30, 2025, primarily consisting of $15.0 million related to certain corporate office right-of-use assets, $13.5 million related to retail showroom right-of-use assets, and $4.2 million related to other manufacturing right-of-use assets.

For the fiscal year ended June 30, 2024, the Company recognized impairment charges of $16.6 million related to retail showroom right-of-use assets and $7.5 million related to Connected Fitness right-of-use assets. For the fiscal year ended June 30, 2023, the Company recognized impairment charges of $6.4 million related to certain corporate office right-of-use assets, $5.3 million related to Connected Fitness right-of-use assets, $3.0 million related to retail showroom right-of-use assets, and $1.2 million related to other manufacturing right-of-use assets.
As of June 30, 2025, 91% and 7% of the Company's total Operating lease right-of-use assets, net was attributable to the United States and the United Kingdom, respectively. As of June 30, 2024, 91% and 6% of the Company's total Operating lease right-of-use assets, net was attributable to the United States and the United Kingdom, respectively.
Lessor arrangements
As discussed in Note 2, Summary of Significant Accounting Policies, the Company leases Peloton Bike portfolio products under the Peloton Rental program. For the fiscal years ended June 30, 2025, 2024, and 2023, the Company recognized lease revenue on the Peloton Rental program of $45.8 million, $47.3 million and $19.1 million, respectively, within Connected Fitness Products Revenue in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
11. Debt
Convertible Notes due 2029
In May 2024, the Company issued $350.0 million aggregate principal amount of the 2029 Notes in a private offering, including the exercise in full of the option granted to the initial purchasers to purchase $50.0 million of the 2029 Notes. The 2029 Notes were issued pursuant to an Indenture (the “2029 Notes Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes bear interest at a rate of 5.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024. The net proceeds from this offering of 2029 Notes were approximately $342.3 million, after deducting the initial purchasers' discounts and commissions of $7.7 million.

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

The 2029 Notes will mature on December 1, 2029, unless earlier converted, redeemed, or repurchased. The 2029 Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events. A holder may convert its 2029 Notes during any calendar quarter if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The last reported sale price of the Class A common stock exceeded 130% of the conversion price of the 2029 Notes for more than 20 trading days during the 30 consecutive trading days, including the last trading day, ended June 30, 2025. Accordingly, as of July 1, 2025, the 2029 Notes may be converted at the option of the applicable holder through September 30, 2025.

On or after September 1, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2029 Notes, in multiples of $1,000 principal amount, at the option of the applicable holder.

The Company may satisfy any conversion obligation under the 2029 Notes by paying and/or delivering, as the case may be, cash, shares of the Class A common stock or a combination of cash and shares of the Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2029 Notes Indenture. If all of the 2029 Notes were to be converted prior to September 30, 2025, the Company’s current intention would be to settle such conversion in shares of the Class A common stock.

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

The effective interest rate upon issuance of the 2029 Notes was 5.97%, which is the effective interest rate as of June 30, 2025.

The net carrying amount of the 2029 Notes was as follows:

	June 30,
	2025	2024
	(in millions)
Principal	$350.0	$350.0
Unamortized debt issuance costs	(6.4)	(7.6)
Net carrying amount	$343.6	$342.4

The following table sets forth the interest expense recognized related to the 2029 Notes:

	Fiscal Year Ended June 30,
	2025	2024
	(in millions)
Amortization of debt issuance costs	$1.2	$0.1
Total non-cash interest expense related to the 2029 Notes	1.2	0.1
Cash interest expense	19.3	2.0
Total interest expense related to the 2029 Notes	$20.5	$2.1

Convertible Notes due 2026
In February 2021, the Company issued $1.0 billion aggregate principal amount of the 2026 Notes in a private offering, including the exercise in full of the option granted to the initial purchasers to purchase $125.0 million of the 2026 Notes. The 2026 Notes were issued pursuant to an Indenture (the “2026 Notes Indenture”) between the Company and U.S. Bank National Association, as trustee. The net proceeds from the offering were approximately $977.2 million, after deducting the initial purchasers’ discounts and commissions and the Company’s offering expenses. The 2026 Notes do not bear regular interest, and the principal amount of the 2026 Notes does not accrete.

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

The 2026 Notes will mature on February 15, 2026, unless earlier converted, redeemed, or repurchased. The 2026 Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events. As of June 30, 2025, the 2026 Notes are classified as Current portion of debt on the Consolidated Balance Sheets due to their upcoming maturity date.

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

Repurchase of a Portion of the 2026 Convertible Notes
In May 2024, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to repurchase $801.0 million of aggregate principal amount of the 2026 Notes for an aggregate of $724.9 million of cash. The Company accounted for this repurchase of the 2026 Notes as a debt extinguishment under ASC 470-50, Debt – Modifications and Extinguishments (“ASC 470-50”). The Company recorded a $69.8 million gain on early extinguishment of debt during the fiscal year ending June 30, 2024, which included the write-off of previously deferred debt issuance costs of $6.3 million, which was included within Net gain on debt refinancing on the Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended June 30, 2024.

The effective interest rate upon issuance of the 2026 Notes was 0.45%, which is the effective interest rate as of June 30, 2025.

The net carrying amount of the 2026 Notes was as follows:

	June 30,
	2025	2024
	(in millions)
Principal	$199.0	$199.0
Unamortized debt issuance costs	(0.5)	(1.4)
Net carrying amount	$198.5	$197.6

The following table sets forth the interest expense recognized related to the 2026 Notes:

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in millions)
Amortization of debt issuance costs	$0.9	$4.3	$4.5
Total interest expense related to the 2026 Notes	$0.9	$4.3	$4.5

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

During the fiscal years ended June 30, 2025, 2024, and 2023, the Company incurred total commitment fees of $0.5 million, $1.3 million, and $1.6 million, respectively, which are included in Interest expense in the Consolidated Statements of Operations and Comprehensive Loss.

As of June 30, 2025, the Company had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and the Company had $990.0 million total outstanding borrowings under the Third Amended and Restated Credit Agreement.

In connection with the execution of the Third Amended and Restated Credit Agreement, the Term Loan was accounted for as a modification, extinguishment, or new loan for certain lenders in accordance with ASC 470-50. Accordingly, incremental discount and debt issuance costs of $10.0 million and $2.3 million, respectively, will be amortized to Interest expense using the effective interest method over the term of the Third Amended and Restated Credit Agreement. Furthermore, the Company expensed $8.7 million of debt issuance costs incurred with third parties related to loss on debt modification and recognized a $7.5 million loss on extinguishment related to previously deferred debt discount and debt issuance costs, which was included within Net gain on debt refinancing on the Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended June 30, 2024.

As of June 30, 2025, the Company had not drawn any amount under the Revolving Facility and as such did not have to test the financial covenants under the Third Amended and Restated Credit Agreement. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of June 30, 2025, the Company had outstanding letters of credit totaling $46.2 million, which are classified as Restricted cash on the Consolidated Balance Sheets.

Upon entering into the Term Loan, the effective interest rate was 12.4% and the current effective interest rate as of June 30, 2025 is 10.9%.

The net carrying amount of the Term Loan was as follows:

	June 30,
	2025	2024
	(in millions)
Principal	$1,000.0	$1,000.0
Principal payments	(10.0)	—
Unamortized debt discount	(22.7)	(27.4)
Unamortized debt issuance costs	(10.4)	(12.6)
Net carrying amount	$956.9	$960.1

The following table sets forth the interest expense recognized related to the Term Loan:

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in millions)
Amortization of debt discount	$4.7	$5.7	$5.4
Amortization of debt issuance costs	2.1	3.3	3.2
Total non-cash interest expense related to the Term Loan	6.8	9.0	8.6
Cash interest expense	105.8	94.9	79.1
Total interest expense related to the Term Loan	$112.6	$103.8	$87.6

Maturities of Debt Instruments
The following table sets forth maturities of the Company’s debt instruments, including convertible notes payable, gross of debt issuance costs and debt discounts, as of June 30, 2025:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2026(1)	$209.0
2027	10.0
2028	10.0
2029	960.0
2030	350.0
Total	$1,539.0
____________________________
(1) Includes $10.0 million related to the Term Loan and $199.0 million related to the 2026 Convertible Notes.
12. Commitments and Contingencies
Music License Agreements
The Company is subject to minimum royalty payments associated with certain music license agreements.

The following represents the Company's guaranteed payments under music license agreements, as of June 30, 2025:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2026	$91.1
2027	1.8
2028	0.1
2029	—
2030	0.3
Total	$93.2

Bike Seat Post Recall
On May 11, 2023, in collaboration with the CPSC, the Company announced a voluntary recall of the original Peloton Bike (not Bike+) sold in the U.S. from January 2018 to May 2023 related to its seat post, and the Company is offering Members a free replacement seat post as the approved repair. As a result of this recall, the Company recognized zero, $(5.5) million, and $48.4 million for the (benefits) costs to replace the bike seat posts based on an amount that was deemed probable and reasonably estimable, reflected in Connected Fitness Products Cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss for the fiscal year ended June 30, 2025, 2024, and 2023. As of June 30, 2025 and June 30, 2024, accruals of $0.7 million and $1.2 million, respectively, were included within Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets related to the recall. The estimated cost to replace the bike seat posts is primarily based on the estimated number of requests for seat posts and the estimated costs of the production and shipment of the replacement parts. For more detail on the potential impacts of the recall to the Company’s business, see “Risk Factors—Risks Related to Our Connected Fitness Products and Members—Our products and services may be affected from time to time by design and manufacturing defects or product safety issues, real or perceived, that could adversely affect our business and result in harm to our reputation.”

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

On October 26, 2021 and January 24, 2022, the United States District Court for the Eastern District of New York consolidated four stockholder derivative actions purportedly brought on behalf of the Company against certain of the Company’s officers and directors under the caption In re Peloton Interactive, Inc. Derivative Litigation, Master File No. 21-cv-02862-CBA-PK (the “EDNY Derivative Action”), which alleged, among other claims, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Exchange Act related to the Peloton Tread+ and the safety of the product. Alan Chu, Moshe Genack, Xingqi Liu and Anthony Franchi were appointed as co-lead plaintiffs. On December 14, 2022, two putative verified stockholder derivative actions in the Court of Chancery of the State of Delaware, purportedly brought on behalf of the Company against certain of the Company’s officers and directors asserting similar allegations to those made in the EDNY Derivative Action, were consolidated as In re Peloton Interactive, Inc. Stockholder Derivative Litigation, Consol. Case No. 2022-1051-KSJM (the “Chancery Derivative Action”). On December 22, 2022, a stockholder filed a related putative stockholder derivative action in the United States District Court for the District of Delaware, asserting similar allegations to those in the EDNY Derivative Action and the Chancery Derivative Action against certain of the Company’s officers and directors, captioned Blackburn v. Foley, et al., Case No. 22-cv-01618-GBW (the “Blackburn Action”). The EDNY Derivative Action, the Chancery Derivative Action, and the Blackburn Action were all stayed pending the resolution of a related securities class action in the United States District Court for the Eastern District of New York (the “EDNY Class Action”). The court entered a final judgment in the EDNY Class Action on July 9, 2024. The parties in the EDNY Derivative Action, the Chancery Derivative Action, and the Blackburn Action agreed to a settlement-in-principle to resolve those derivative actions on July 29, 2024, and plaintiffs filed a motion for preliminary approval of that settlement in the EDNY Derivative Action on November 15, 2024, which was granted on April 7, 2025. Following a final approval hearing on June 13, 2025, the court presiding over the EDNY Derivative Action approved the settlement on July 1, 2025 and entered judgment on July 2, 2025. The Blackburn Action was dismissed with prejudice on July 10, 2025, and the parties in the Chancery Derivative Action have likewise stipulated to dismissal with prejudice.

On May 11, 2023, in collaboration with the CPSC, the Company announced a voluntary recall of the original Peloton Bike (not Bike+) sold in the U.S. from January 2018 to May 2023 related to its seat post, and the Company is offering a free replacement seat post as the approved repair. On June 9, 2023, Sam Solomon filed a putative securities class action against the Company and certain of the Company’s officers in the U.S. District Court for the Eastern District of New York, Case No. 1:23-cv-04279-MKB-JRC (the “2023 Securities Litigation”). Jia Tian and David Feigelman were appointed as co-lead plaintiffs. On November 6, 2023, co-lead plaintiffs filed an amended complaint purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired the Company’s common stock between May 6, 2021 and August 22, 2023, alleging that the defendants made false and/or misleading statements relating to the seat post recall in violation of Sections 10(b) and 20(a) of the Exchange Act. On February 2, 2024, defendants served a motion to dismiss the amended complaint. Briefing on defendants’ motion to dismiss the amended complaint in the 2023 Securities Litigation was completed on May 17, 2024. On February 14, 2025, the court issued a memorandum and order granting defendants’ motion to dismiss and dismissing the amended complaint with leave to file a second amended complaint. On April 11, 2025, co-lead plaintiffs filed a second amended complaint asserting similar claims under Sections 10(b) and 20(a) of the Exchange Act, purportedly on behalf of the same proposed class. On May 21, 2025, defendants served a motion to dismiss the second amended complaint. Briefing on defendants’ motion to dismiss the second amended complaint in the 2023 Securities Litigation was completed on July 28, 2025.

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

The Company entered into a settlement agreement with a third-party supplier, dated as of October 28, 2024, under which the parties agreed to a mutual release of all claims asserted by either party in the litigation. On October 31, 2024, the parties filed a stipulation of discontinuance with the court, discontinuing the litigation with prejudice. In the first quarter of fiscal 2025, the Company recorded an expense of $23.5 million related to this matter within Supplier settlements expense in the Consolidated Statements of Operations and Comprehensive Loss.
13. Equity-Based Compensation
2019 Equity Incentive Plan
In August 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which serves as the successor the 2015 Stock Plan. The 2019 Plan provides for the grant of stock options, restricted stock and restricted stock units to employees, directors and consultants.

Stock Options
The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2024	28,901,489	$20.14	4.7	$3.4
Granted	1,036,395	$7.54
Exercised	(1,900,850)	$2.79		$9.2
Forfeited or expired	(7,078,277)	$18.89
Outstanding — June 30, 2025	20,958,757	$21.51	3.8	$6.8
Vested and Exercisable— June 30, 2025	19,223,300	$22.56	3.5	$6.8

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested - June 30, 2024	6,348,265	$17.24
Granted	1,036,395	$5.53
Vested	(5,092,479)	$17.37
Forfeited or expired	(556,724)	$18.80
Unvested - June 30, 2025	1,735,457	$9.39

The aggregate intrinsic value of options outstanding and vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2025. The fair value of the common stock is the closing stock price of Class A common stock as reported on The Nasdaq Global Select Market. The aggregate intrinsic value of exercised options was $9.2 million, $12.7 million, and $85.1 million for the fiscal years ended June 30, 2025, 2024, and 2023, respectively.

For the fiscal years ended June 30, 2025, 2024, and 2023, the weighted-average grant date fair value per option was $5.53, $2.46, and $6.42, respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	Fiscal Year Ended June 30,
	2025	2024	2023
Weighted average risk-free interest rate (1)	4.3%	4.5%	3.3%
Weighted average expected term (in years) (1)	5.5	3.6	6.2
Weighted average expected volatility (1)	87.0%	87.5%	81.4%
Expected dividend yield (1)	—	—	—
____________________________
(1) Refer to 2019 Equity Incentive Plan within Note 2, Summary of Significant Accounting Policies for further details regarding how these assumptions are calculated.

Restricted Stock and Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock and restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2024	55,811,463	$6.80
Granted	35,743,345	$5.20
Vested and converted to shares	(27,674,455)	$6.66
Cancelled	(8,578,635)	$6.28
Outstanding — June 30, 2025	55,301,718	$5.92

For the fiscal years ended June 30, 2025, 2024, and 2023, the weighted-average grant date fair value per restricted stock unit was $5.20, $5.46, and $10.82, respectively.

Employee Stock Purchase Plan
The Black-Scholes option pricing model assumptions used to calculate the fair value of shares estimated to be purchased at the commencement of the ESPP offering periods were as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023

Weighted average risk-free interest rate (1)	2.5%	2.1%	0.9%
Weighted average expected term (in years) (1)	1.3	1.3	1.3
Weighted average expected volatility (1)	91.0%	93.0%	88.2%
Expected dividend yield (1)	—	—	—
____________________________
(1) Refer to Employee Stock Purchase Plan within Note 2, Summary of Significant Accounting Policies for further details regarding how these assumptions are calculated.

During the fiscal years ended June 30, 2025, 2024, and 2023, the Company recorded Stock-based compensation expense associated with the ESPP of $4.6 million, $7.6 million, and $17.3 million respectively.

In connection with the offering periods that ended on August 31, 2024 and February 28, 2025, employees purchased 375,829 and 498,728 shares, respectively, of Class A common stock at a weighted-average price of $3.91 and $3.88, respectively, under the ESPP. As of June 30, 2025, total unrecognized compensation cost related to the ESPP was $3.9 million, which will be amortized over a weighted-average remaining period of 1.0 year.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023

Cost of revenue
Connected Fitness Products	$9.3	$10.1	$14.3
Subscription	36.3	39.3	42.8
Total cost of revenue	45.7	49.5	57.1
Sales and marketing	16.4	19.7	28.9
General and administrative	121.9	177.1	167.2
Research and development	44.8	58.8	66.7
Restructuring expense	0.8	6.6	85.0
Total stock-based compensation expense	$229.6	$311.7	$405.0

As of June 30, 2025, the Company had $292.3 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 2.0 years.
During the fiscal year ended June 30, 2025, five employees who were eligible to participate in the Company’s Severance and Change in Control Plan (the “Severance Plan”) terminated employment. Certain modifications were made to equity awards, including the extension of the post-termination period during which the employee could exercise outstanding stock options from 90 days to one year (or the option expiration date, if earlier). In two instances during the fiscal year ended June 30, 2025, the employee transitioned to a non-executive advisory role. As a result of these modifications, the Company recognized incremental stock-based compensation expense of $4.2 million within General and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss.
During the fiscal year ended June 30, 2024, certain modifications were made to equity awards for four employees, who were eligible to participate in the Severance Plan, excluding the impact separately disclosed below, of the Company’s former President and Chief Executive Officer (“CEO”) who was also covered under the Severance Plan. For the fiscal year ended June 30, 2024, this included the extension of the post-termination period during which an employee may exercise outstanding stock options from 90 days to one year (or the option expiration date, if earlier). In one instance during the fiscal year ended June 30, 2024, the post-termination period during which an employee may exercise outstanding stock options was extended from 90 days to the earlier of the original expiration date or 3 years. This employee transitioned to a non-executive advisory role. As a result of these modifications, the Company recognized incremental stock-based compensation expense of $5.6 million for the fiscal year ended June 30, 2024 within Restructuring expense in the Consolidated Statements of Operations and Comprehensive Loss.
On February 7, 2022, the Board of Directors granted the Company’s former President and CEO, 8,000,000 shares of the Class A common stock (the "Option Award"). The Option Award had an exercise price of $38.77 per share, equal to the closing price of the Class A common stock on the CEO Commencement Date of February 9, 2022. The awards were to vest and become exercisable over four years, with 1/48th vesting on each monthly anniversary of the CEO Commencement Date, subject to the provision of the CEO’s continued service to the Company through each vesting date. The awards were to be exercisable through February 8, 2032. On May 2, 2024, Mr. McCarthy transitioned to a non-executive, strategic advisory role and was granted a new option award (the "Advisory Award") that vested in equal monthly installments through December 31, 2024. Mr. McCarthy also received one year of accelerated vesting on all outstanding stock options (other than the Advisory Award), which will remain exercisable until December 31, 2027. During the fiscal year ended June 30, 2024, in connection with the CEO transition, the Company recognized stock-based compensation expense of $41.9 million for the one year of accelerated vesting of the Option Award, which had an exercise price of $38.77 per share and a grant date fair value of approximately $167.6 million. In addition, the Company recognized incremental stock-based compensation expense of $5.4 million for the modification of stock option awards related to the extension of the exercise window through December 31, 2027. These expenses were recognized within General and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss.
During the fiscal year ended June 30, 2023, 13 employees of the Company who were eligible to participate in the Severance Plan terminated employment. Certain modifications were made to equity awards, including, in certain instances, the post-termination period during which an employee may exercise outstanding stock options was extended from 90 days to one year (or the option expiration date, if earlier), and extended vesting was tied to certain consulting services that were deemed to be non-substantive. In one instance, the post-termination period during which an employee may exercise outstanding stock options was extended from 90 days to approximately 2.8 years. As a result of these modifications, the Company recognized incremental stock-based compensation expense of $49.6 million within Restructuring expense in the Consolidated Statements of Operations and Comprehensive Loss.
On July 1, 2022, the Compensation Committee of the Board of Directors of the Company approved a one-time repricing of certain stock option awards that had been granted to date under the 2019 Plan. The repricing impacted stock options held by all employees who remained employed through July 25, 2022. The repricing did not apply to the Company’s U.S.-based hourly employees (or employees with equivalent roles in non-U.S. locations) or its C-level executives. The original exercise prices of the repriced stock options ranged from $12.94 to $146.79 per share for the 2,138 total grantees. Each stock option was repriced to have a per share exercise price of $9.13, which was the closing price of Class A common stock on July 1, 2022. There were no changes to the number of shares, the vesting schedule or the expiration date of the repriced stock options. Incremental stock-based compensation expense resulting from the repricing was $21.9 million in the aggregate.
14. Concentration of Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high-quality financial institutions, the compositions and maturities of which are regularly monitored by management.

For the fiscal years ended June 30, 2025, 2024, and 2023, there were no customers representing greater than 10% of the Company’s Total revenue.

The Company procures components from a broad group of suppliers. Some of the Company’s products require one or more components that are available from only a single source. In the event of an interruption from any of these suppliers, the Company may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and delays. Accordingly, a loss of or poor performance by any of the Company’s significant suppliers could have an adverse effect on the Company’s business, financial condition and operating results.
15. Income Taxes
The components of Loss before income taxes are as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in millions)
United States	$(91.7)	$(416.5)	$(1,101.9)
Foreign	(23.9)	(135.6)	(156.1)
Loss from operations before income taxes	$(115.6)	$(552.1)	$(1,258.0)

The components of Income tax expense (benefit) are as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in millions)
Current:
Federal	$—	$—	$—
State	0.8	0.8	0.6
Foreign	1.9	—	4.6
	2.7	0.8	5.2
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	0.7	(1.0)	(1.5)
	0.7	(1.0)	(1.5)
Total	$3.4	$(0.2)	$3.7

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
Federal income tax rate	21.0%	21.0%	21.0%
Permanent differences	(4.6)	(1.2)	(0.1)
Share based compensation	(10.3)	(9.2)	(2.5)
Return to provision	(0.4)	(0.2)	0.1
Effects of rates different than statutory	0.8	1.0	0.4
State and local income taxes, net of federal benefit	0.8	1.7	2.9
Change in valuation allowance	(12.0)	(13.5)	(24.2)
Rate change	0.4	(0.2)	(0.5)
Federal credits	4.2	0.5	2.4
State credits	(1.1)	0.1	0.2
Other	(1.7)	—	—
Effective income tax rate	(2.9)%	—%	(0.3)%

The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2025 are due to the change in valuation allowance, stock-based compensation, permanent differences relating to excess officer compensation, and federal credits. The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2024 were due to the change in valuation allowance, stock-based compensation, and state and international taxes. The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2023 were due to the change in valuation allowance, stock-based compensation including excess tax benefits, and state and international taxes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States, which made permanent or extended many of the provisions from the Tax Cuts and Jobs Act of 2017. The immediate expensing of domestic research and experimental expenditures for tax years beginning after December 31, 2024 is now permanent, as is 100% bonus depreciation for qualified property acquired and placed in service after January 19, 2025. The bill permanently reinstates the more favorable EBITDA approach for calculating the business interest deduction limitation under Section 163(j). There are also changes to the effective rates and calculations on GILTI, FDII, and BEAT, among other provisions. The Company is currently assessing the provisions of the law but does not currently believe it will have material adverse impacts for the business moving forward.

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

On March 11, 2021, the American Rescue Plan was enacted, which extends the period companies can claim an Employee Retention Credit, expands the IRC Section 162(m) limit on deductions for publicly traded companies, and repeals the election that allows US affiliate groups to allocate interest expense on a worldwide basis, among other provisions. The Company reviewed the provisions of the law and determined it had no material impact for the fiscal year ended June 30, 2025.

As of June 30, 2025 and June 30, 2024, the Company’s deferred tax assets were primarily the result of U.S. federal and state net operating losses (“NOLs”), Section 174 capitalized expenditures, lease liability, non-qualified stock options, and research and development tax credits. A valuation allowance was maintained and/or established in substantially all jurisdictions on the Company’s gross deferred tax asset balances as of June 30, 2025 and 2024. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. The realization of deferred tax assets was based on the evaluation of current and estimated future profitability of the operations, reversal of deferred tax liabilities and the likelihood of utilizing tax credit and/or loss carryforwards. As of June 30, 2025 and June 30, 2024, the Company continued to maintain that it is not at the more likely than not standard, wherein deferred taxes will be realized due to the recent history of losses and management’s expectation of continued tax losses.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended June 30,
	2025	2024
	(in millions)
Deferred tax assets:
Net operating loss	$1,039.5	$1,025.0
Accruals and reserves	65.1	62.4
R&D credit	81.9	78.4
Accrued legal and professional fees	2.9	4.5
Non-qualified stock options	95.0	109.0
Restricted stock options	11.8	7.4
Disallowed Interest Carryover	68.8	46.5
Intangible Amortization	51.1	49.2
Capitalized R&E	119.4	93.4
Inventory capitalization	52.0	61.4
Lease liability	115.8	139.8
Deferred revenue	7.9	7.9
Construction in Progress	26.3	45.2
Other	4.4	6.1
Total deferred tax assets:	1,741.9	1,736.2
Valuation allowance	(1,647.4)	(1,603.3)
Deferred tax liabilities:
Prepaid Expenses	(2.4)	(3.2)
Property and equipment	(6.2)	(20.1)
Right-of-use assets	(81.4)	(103.9)
Convertible securities	(4.2)	(4.8)
Other	(0.1)	(0.1)
Total deferred tax liabilities:	(94.3)	(132.1)
Deferred tax assets, net	$0.2	$0.8
As of June 30, 2025 and 2024, the Company had federal NOLs of approximately $3,290.0 million and $3,313.8 million, respectively, of which $64.8 million will begin to expire in 2034 and the remainder will be carried forward indefinitely. The Company has undergone three ownership changes in the past which have historically subjected its NOLs to a Section 382 limitation. The resulting Section 382 limitations are large enough to avail the Section 382 limited NOLs by June 30, 2022, therefore no NOLs are currently limited. As of June 30, 2025 and 2024, the Company had state NOLs of approximately $2,657.9 million and $2,590.8 million, respectively, which began to expire at various dates beginning in 2024. As of June 30, 2025 and 2024, the Company had foreign NOLs of approximately $771.6 million and $711.3 million, respectively, generated primarily from its operations in the United Kingdom, which will be carried forward indefinitely. As of June 30, 2025 and 2024, the Company had $79.4 million and $74.6 million, respectively, of federal U.S. research and development credit carryovers that will begin to expire in 2036.
As of June 30, 2025, the Company did not have material undistributed foreign earnings. The Company has not recorded a deferred tax liability for foreign withholding or other foreign local tax on the undistributed earnings from the Company’s international subsidiaries as such earnings are considered to be indefinitely reinvested.

At both June 30, 2025 and 2024, the Company had no unrecognized tax benefits included as a component of income taxes payable within accrued expenses within the accompanying Consolidated Balance Sheets. The Company has the following activity relating to unrecognized tax benefits:

Fiscal Year Ended June 30,
	2025	2024
(in millions)
Beginning balance	$—	$—
Gross (decrease) increase in unrecognized tax positions	—	—
Ending balance	$—	$—

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
16. Net Loss Per Share
The computation of basic and diluted net loss per share is as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
	($ in millions, except per share amounts)
Numerator:
Net loss attributable to common stockholders	$(118.9)	$(551.9)	$(1,261.7)
Denominator:
Weighted-average common shares outstanding	390,037,997	365,546,334	346,670,699
Net loss per share, basic and diluted	$(0.30)	$(1.51)	$(3.64)
Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Fiscal Year Ended June 30,
	2025	2024	2023
Employee stock options	6,412,056	7,271,719	13,742,253
Restricted stock units and awards	16,169,021	817,182	1,408,482
Shares estimated to be purchased under ESPP	240,185	—	—
Convertible senior notes	77,284,420	—	—

Capped Calls
For the fiscal years ended June 30, 2024 and 2023, the denominator for basic and diluted loss per share does not include any effect from the Capped Call Transactions the Company entered into concurrently with the issuance of the 2026 Notes as this effect would be anti-dilutive. During the fiscal year ended June 30, 2024, the Capped Call Transactions were terminated. Refer to Note 11, Debt for additional information.
17. Segment Information
The Company applies ASC 280, Segment Reporting, in determining reportable segments. The Company has two reportable segments: Connected Fitness Products and Subscription. Segment information is presented in the same manner that the chief operating decision maker ("CODM"), the Chief Executive Officer and President, reviews the operating results in assessing performance and allocating resources. The CODM reviews consolidated revenue and gross profit for both of the reportable segments, primarily by monitoring actual results compared to forecasted results as well as by reviewing year-over-year results and trending historical performance. Gross profit, which is the Company’s measure of segment profit or loss, is defined as Revenue less Cost of revenue incurred by the segment. No other significant expense categories or performance metrics are regularly provided to the CODM on a disaggregated basis.

No operating segments have been aggregated to form the reportable segments. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis and, accordingly, the Company does not report asset information by segment.

The Connected Fitness Products segment primarily derives revenue from sale of the Company's portfolio of Connected Fitness Products and related accessories, as well as Precor-branded fitness products, delivery and installation services, Peloton Bike portfolio rental products, extended warranty agreements, branded apparel, and commercial service contracts. The Subscription segment primarily derives revenue from monthly Subscription fees. There are no internal revenue transactions between the Company’s segments.

Key financial performance measures of the segments including Revenue, Cost of revenue, and Gross profit are as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in millions)
Connected Fitness Products:
Revenue	$817.1	$991.7	$1,130.2
Cost of revenue	705.9	943.0	1,328.8
Gross profit	$111.2	$48.8	$(198.6)
Subscription:
Revenue	$1,673.7	$1,708.7	$1,670.1
Cost of revenue	516.6	551.0	547.9
Gross profit	$1,157.1	$1,157.7	$1,122.1
Consolidated:
Revenue	$2,490.8	$2,700.5	$2,800.2
Cost of revenue	1,222.5	1,494.0	1,876.7
Gross profit	$1,268.3	$1,206.5	$923.5
Reconciliation of Gross Profit
Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable Segment Gross Profit to consolidated loss before income taxes is as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in millions)
Segment Gross Profit	$1,268.3	$1,206.5	$923.5
Sales and marketing	(421.6)	(658.9)	(648.2)
General and administrative	(527.3)	(651.0)	(798.1)
Research and development	(234.2)	(304.8)	(318.4)
Impairment expense	(64.1)	(57.3)	(144.5)
Restructuring expense	(33.8)	(66.1)	(189.4)
Supplier settlements	(23.5)	2.6	(22.0)
Total other expense, net	(79.3)	(23.2)	(60.9)
Loss before income taxes	$(115.6)	$(552.1)	$(1,258.0)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025.

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

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for Peloton. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2025.

Remediation of Material Weaknesses
As reported in Part II, Item 9A. “Controls and Procedures” of our Annual Reports on Form 10-K for the fiscal years ended June 30, 2024, June 30, 2023, June 30, 2022 and June 30, 2021, we previously identified a material weakness in our internal control over financial reporting related to controls around the existence, completeness, and valuation of inventory.

Management has completed the implementation of significant enhancements to our inventory management process related to the existence, completeness, and valuation of inventory. Management has implemented new or enhanced internal control procedures which we believe address both the identified material weakness and strengthens our overall financial control environment, including:

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
•Consolidated our inventory network and reduced our inventory exposure to locations with historically high physical count inaccuracy; and
•Enhanced our training of standard operating procedures and internal controls to key stakeholders within the supply chain, logistics, and inventory processes.

These steps have been subject to ongoing senior management review, as well as oversight by the audit committee of our Board of Directors.

Based on the results of our testing of the enhanced controls, we have determined that the updated controls and procedures are effective as of June 30, 2025. As a result, we believe this material weakness has been remediated.

In addition, as previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, we identified a material weakness in our internal control over financial reporting related to the business process control environment at Precor. Management assessed the design and operating effectiveness of automated and manual business process controls in Precor’s environment, and identified a number of deficiencies related to lack of proper design of controls and lack of sufficient documentation to validate control design effectiveness, in particular management review controls. Management determined that in the aggregate, these control deficiencies constitute a material weakness.

Management has completed the implementation of significant enhancements to our Precor’s business process controls. Management has implemented new or enhanced internal control procedures which we believe address both the identified material weakness and strengthens our overall financial control environment, including:
•Utilized a risk-based approach to remediation and prioritized business process controls designed to mitigate significant financial statement risk areas, including financial statement close process review controls and management review controls over inventory and revenue transactions;
•Engaged an accounting advisory firm to assist with the documentation, evaluation, remediation, and testing of our internal control over financial reporting related to Precor’s business process control environment based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission;

•Trained relevant personnel on the design and operation of our internal control over financial reporting relating to Precor’s business process control environment; and
•Hired additional qualified accounting and financial reporting personnel with internal control expertise to support the Precor business.

These steps have been subject to ongoing senior management review, as well as oversight by the audit committee of our Board of Directors.

Based on the results of our testing of the enhanced controls, we have determined that the updated controls and procedures are effective as of June 30, 2025. As a result, we believe this material weakness has been remediated.

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

Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm that audited the consolidated financial statements, has issued an audit report on our internal control over financial reporting as of June 30, 2025, which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

Rule 10b5-1 Trading Plans
On May 16, 2025, Liz Coddington, our Chief Financial Officer, entered into a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (a “Rule 10b5-1 Plan”). Ms. Coddington’s Rule 10b5-1 Plan provides for the potential aggregate sale of up to (i) 1,158,011 shares of Class A common stock upon the vesting of certain restricted stock units (“RSUs”), in each case vesting between September 13, 2025 and November 15, 2026 and (ii) 238,664 shares of Class A common stock upon the vesting of certain performance stock units (“PSUs”), which are expected to vest on September 15, 2025, assuming the satisfaction of certain performance conditions. Each RSU and each PSU represents a contingent right to receive one share of Class A common stock.

On May 29, 2025, Charlie Kirol, our Chief Operating Officer, entered into a Rule 10b5-1 Plan. Mr. Kirol’s Rule 10b5-1 Plan provides for the potential aggregate sale of up to 282,550 shares of Class A common stock upon the vesting of certain RSUs, in each case vesting between July 15, 2025 and July 15, 2026. Each RSU represents a contingent right to receive one share of Class A common stock.

As previously disclosed, Jen Cotter, our Chief Content Officer, entered into a Rule 10b5-1 Plan on December 5, 2024 providing for the potential sale of shares of Class A common stock upon the vesting of certain RSUs and PSUs. The aggregate number of shares that may be sold pursuant to the plan upon the vesting of PSUs is 238,664.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2025, and is incorporated herein by reference.
Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2025, and is incorporated herein by reference.
Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2025, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2025, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2025, and is incorporated herein by reference.

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

3. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-39058	3.1	11/06/2019
3.2	Second Amended and Restated Bylaws.	8-K	001-39058	3.1	04/08/2024
4.1	Form of Class A common stock certificate.	S-1/A	333-233482	4.1	09/10/2019
4.2	Fourth Amended and Restated Investors’ Rights Agreement by and between the Registrant and certain security holders of the Registrant, dated April 5, 2019.	S-1	333-233482	4.2	08/27/2019
4.3	Indenture, dated as of May 24, 2024, between Peloton Interactive, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-39058	4.1	05/24/2024
4.4	Form of 0.00% Convertible Senior Notes due 2026 (included in Exhibit 4.1).	8-K	001-39058	4.2	02/11/2021
4.5	Form of 5.50% Convertible Senior Notes due 2029 (included in Exhibit 4.1).	8-K	001-39058	4.1	05/24/2024
4.6	Description of Class A Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-39058	4.3	09/11/2020
10.1†	Form of Indemnification Agreement.	S-1	333-233482	10.1	08/27/2019
10.2†	2015 Stock Plan and forms of award agreements thereunder.	S-1	333-233482	10.2	08/27/2019

10.3†	2019 Equity Incentive Plan and forms of award agreements thereunder.	10-K	001-39058	10.3	09/07/2022
10.4†	Amendment to the Peloton Interactive, Inc. 2019 Equity Incentive Plan.	8-K	001-39058	10.1	12/12/2023
10.5†	2019 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-8	333-233941	4.8	09/26/2019
10.6†	Offer Letter by and between Peter Stern and the Registrant, dated October 28, 2024.	8-K	001-39058	10.1	10/31/2024
10.7†	Offer Letter by and between Elizabeth Coddington and the Registrant, dated June 6, 2022.	8-K	001-39058	10.1	06/06/2022
10.8†	Offer Letter by and between Jennifer Cotter and the Registrant, dated April 26, 2019.	10-K	001-39058	10.1	08/23/2023
10.9†	Offer Letter by and between Nick Caldwell and the Registrant, dated September 18, 2023.	10-K	001-39058	10.12	08/22/2024
10.10†	Offer Letter, by and between Charles Kirol and the Registrant, dated April 3, 2025.	8-K	001-39058	10.1	04/09/2025
10.11†	Offer Letter by and between Andrew Rendich and the Registrant, dated March 7, 2022.	10-K	001-39058	10.11	08/22/2024
10.12†	Transition Agreement, by and between Andrew Rendich and the Registrant, dated April 7, 2025.	8-K	001-39058	10.2	04/09/2025
10.13†	Offer Letter by and between Karen Boone and the Registrant, dated May 2, 2024.	10-K	001-39058	10.15	08/22/2024
10.14†	Amendment No. 1 to the May 2, 2024 Offer Letter, by and between Karen Boone and the Registrant, dated October 30, 2024.	8-K	001-39058	10.2	10/31/2024
10.15†	Offer Letter by and between Chris Bruzzo and the Registrant, dated May 2, 2024.	10-K	001-39058	10.16	8/22/2024
10.16†	Severance and Change in Control Plan and form of participation agreement thereunder.	10-K	001-39058	10.9	09/11/2020
10.17	Agreement of Lease by and between the Registrant and Maple West 25th Owner, LLC, dated November 11, 2015, as amended.	S-1/A	333-233482	10.9	09/10/2019

10.18	Agreement of Lease by and between the Registrant and CBP 441 Ninth Avenue Owner LLC, dated November 16, 2018.	S-1/A	333-233482	10.10	09/10/2019
10.19	Amendment and Restatement Agreement, dated as of May 30, 2024, among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A. and Goldman Sachs Lending Partners LLC as joint bookrunners and joint lead arrangers.	8-K	001-39058	10.1	05/30/2024
19.1	Insider Trading Policy and Procedures.	10-K	001-39058	19.1	08/23/2023
21.1	List of Subsidiaries.	S-1	333-233482	21.1	08/27/2019
23.1	Consent of Ernst & Young LLP, Independent registered public accounting firm.					X
24.1	Power of Attorney (included in the signature page).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
97.1†	Policy for Recovery of Incentive-Based Compensation.	10-K	001-39058	97.1	8/22/2024
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

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

PELOTON INTERACTIVE, INC.
Date: August 7, 2025	By:	/s/ Peter Stern
Peter Stern Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Peter Stern	President and Chief Executive Officer and Director (Principal Executive Officer)	August 7, 2025
Peter Stern

By:	/s/ Elizabeth F Coddington	Chief Financial Officer (Principal Financial Officer)	August 7, 2025
Elizabeth F Coddington

By:	/s/ Saqib Baig	Chief Accounting Officer (Principal Accounting Officer)	August 7, 2025
Saqib Baig

By:	/s/ Jay Hoag	Director	August 7, 2025
Jay Hoag

By:	/s/ Karen Boone	Director	August 7, 2025
Karen Boone

By:	/s/ Chris Bruzzo	Director	August 7, 2025
Chris Bruzzo

By:	/s/ Tara Comonte	Director	August 7, 2025
Tara Comonte

By:	/s/ Angel Mendez	Director	August 7, 2025
Angel Mendez

By:	/s/ Pamela Thomas-Graham	Director	August 7, 2025
Pamela Thomas-Graham