Form 10-Q
period 2025-09-30
PELOTON INTERACTIVE, INC.
filed 2025-11-06
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 3, 2025, the number of shares of the registrant’s Class A common stock outstanding was 401,969,748, and the number of shares of the registrant’s Class B common stock outstanding was 15,836,724.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including, without limitation, statements regarding our execution of and timing of and the expected benefits from our restructuring initiatives and cost-saving measures, the cost savings and other efficiencies of expanding relationships with our third-party partners, details regarding and the timing of the launch of new products and services, our new initiatives with retailer partners and our efforts to optimize our retail showroom footprint, the prices of our products and services, our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions.

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
•our ability to execute and achieve the expected benefits of our restructuring initiatives and other cost-saving measures on our anticipated timetable or at all, and whether our efforts will result in further actions or additional asset impairment charges that adversely affect our business;
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
•actual or perceived defects in, or safety of, our products, including any impact of the Original Series Bike+ recall, other product recalls, quality improvement or similar programs or legal or regulatory claims, proceedings or investigations involving our products;
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
•risks related to our common stock and indebtedness; and
•those risks and uncertainties described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this Quarterly Report on Form 10-Q and the sections titled “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as such factors may be updated in our filings with the Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	September 30,	June 30,
	2025	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,103.6	$1,039.5
Accounts receivable, net	70.4	101.2
Inventories, net	237.7	205.6
Prepaid expenses and other current assets	100.4	91.3
Total current assets	1,512.1	1,437.6
Property and equipment, net of accumulated depreciation and amortization of $287.4 and $298.3, respectively	219.3	239.0
Intangible assets, net	3.4	5.6
Goodwill	44.0	41.2
Restricted cash	46.0	46.2
Operating lease right-of-use assets, net	328.7	338.9
Other assets	16.7	16.8
Total assets	$2,170.1	$2,125.3
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$377.1	$372.7
Deferred revenue and customer deposits	140.6	150.7
Current portion of debt	208.7	208.5
Operating lease liabilities, current	67.6	70.1
Other current liabilities	1.0	2.0
Total current liabilities	795.0	803.9
Convertible senior notes, net of current portion	343.9	343.6
Term loan, net of current portion	946.1	946.9
Operating lease liabilities, non-current	396.3	407.5
Other non-current liabilities	35.8	37.2
Total liabilities	2,517.2	2,539.1
Commitments and contingencies (Note 8)
Stockholders’ deficit
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 shares of Class A common stock authorized, 401,756,597 and 390,579,270 shares of Class A common stock issued and outstanding as of September 30, 2025 and June 30, 2025, respectively; 2,500,000,000 and 2,500,000,000 shares of Class B common stock authorized, 15,836,724 and 15,837,270 shares of Class B common stock issued and outstanding as of September 30, 2025 and June 30, 2025, respectively.	—	—
Additional paid-in capital	5,233.2	5,183.8
Accumulated other comprehensive income	8.4	5.1
Accumulated deficit	(5,588.7)	(5,602.6)
Total stockholders’ deficit	(347.0)	(413.8)
Total liabilities and stockholders' deficit	$2,170.1	$2,125.3
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended September 30,
	2025	2024
Revenue:
Connected Fitness Products	$152.4	$159.6
Subscription	398.4	426.3
Total revenue	550.8	586.0
Cost of revenue:
Connected Fitness Products	141.9	145.0
Subscription	125.2	137.2
Total cost of revenue	267.1	282.2
Gross profit	283.7	303.8
Operating expenses:
Sales and marketing	66.8	81.9
General and administrative	100.8	119.5
Research and development	62.1	58.5
Impairment expense	8.3	4.9
Restructuring expense	4.4	2.9
Supplier settlements	—	23.5
Total operating expenses	242.4	291.2
Income from operations	41.3	12.5
Other expense, net:
Interest expense	(32.3)	(35.4)
Interest income	9.8	8.1
Foreign exchange (loss) gain	(3.8)	14.8
Other expense, net	(0.3)	(0.1)
Total other expense, net	(26.7)	(12.6)
Income (loss) before income taxes	14.6	—
Income tax expense	0.7	0.8
Net income (loss)	$13.9	$(0.9)
Net income (loss) attributable to Class A and Class B common stockholders	$13.9	$(0.9)
Earnings (loss) per share:
Basic	$0.03	$—
Diluted	$0.03	$—
Weighted-average common shares outstanding:
Basic	413,108,105	378,776,423
Diluted	430,004,926	378,776,423
Other comprehensive income (loss):
Change in foreign currency translation adjustment	3.3	(9.9)
Total other comprehensive income (loss)	3.3	(9.9)
Comprehensive income (loss)	$17.3	$(10.8)
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$13.9	$(0.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	16.8	24.8
Stock-based compensation expense	47.2	47.2
Non-cash operating lease expense	14.8	14.7
Amortization of debt discount and issuance costs	2.4	2.1
Impairment expense	8.3	4.9
Net foreign currency adjustments	3.8	(14.8)
Changes in operating assets and liabilities:
Accounts receivable	30.7	2.0
Inventories	(30.0)	0.7
Prepaid expenses and other assets, current and non-current	(9.5)	12.1
Accounts payable and accrued expenses	4.7	(48.7)
Deferred revenue and customer deposits	(9.6)	(9.4)
Operating lease liabilities, net	(21.1)	(21.9)
Other liabilities	(0.4)	(0.3)
Net cash provided by operating activities	71.9	12.5
Cash Flows from Investing Activities:
Capital expenditures	(4.5)	(1.8)
Business combinations	(2.2)	—
Proceeds from sale of Peloton Output Park	—	4.2
Net cash (used in) provided by investing activities	(6.7)	2.4
Cash Flows from Financing Activities:
Principal repayment of Term Loan	(2.5)	(2.5)
Proceeds from employee stock purchase plan withholdings	0.7	0.7
Proceeds from employee stock plans	0.1	6.5
Net cash (used in) provided by financing activities	(1.7)	4.8
Effect of exchange rate changes	0.3	1.5
Net change in cash, cash equivalents, and restricted cash	63.9	21.2
Cash, cash equivalents, and restricted cash — Beginning of period	1,085.8	750.9
Cash, cash equivalents, and restricted cash — End of period	$1,149.6	$772.1
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$33.3	$38.7
Cash paid for income taxes	$3.2	$1.1
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Accrued and unpaid capital expenditures, including software	$0.2	$0.2
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(unaudited)
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance - June 30, 2024	376.3	$—	$4,948.6	$15.9	$(5,483.7)	$(519.1)
Activity related to stock-based compensation	4.5	—	48.1	—	—	48.1
Issuance of common stock under employee stock purchase plan	0.4	—	1.5	—	—	1.5
Other comprehensive loss	—	—	—	(9.9)	—	(9.9)
Net loss	—	—	—	—	(0.9)	(0.9)
Balance - September 30, 2024	381.3	$—	$4,998.2	$6.0	$(5,484.6)	$(480.3)

Balance - June 30, 2025	406.4	$—	$5,183.8	$5.1	$(5,602.6)	$(413.8)
Activity related to stock-based compensation, net of withholding taxes	10.7	—	47.4	—	—	47.4
Issuance of common stock under employee stock purchase plan	0.5	—	2.1	—	—	2.1
Other comprehensive income	—	—	—	3.3	—	3.3
Net income	—	—	—	—	13.9	13.9
Balance - September 30, 2025	417.6	$—	$5,233.2	$8.4	$(5,588.7)	$(347.0)

See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except share and per share amounts)

1. Description of Business and Basis of Presentation
Description and Organization
Peloton Interactive, Inc. (“Peloton” or the “Company”) is a leading global fitness and wellness company that empowers its Members to live fit, strong, long, and happy by providing fitness and wellness products and services they can use anytime, anywhere. Peloton has a highly engaged community of Members, which the Company defines as any individual who has a Peloton account through a Paid Connected Fitness Subscription or a Paid App Subscription, inclusive of the Peloton App+, App One, Strength+, and Breathwrk Memberships (the “Peloton Apps”), and engages in one or more workouts in the trailing 12-month period. As a category innovator at the nexus of fitness and wellness, technology, and media, the Company delivers experiences through Peloton’s world-renowned Instructors, premium hardware and innovative software, personalization, and extensive modalities and content formats.
During the three months ended September 30, 2025, the Company’s Connected Fitness Products portfolio included the Original Series Peloton Bike, Bike+, Tread, Tread+, Row, Guide (discontinued as of July 2025), and various Precor products. In October 2025, the Company launched a refreshed portfolio of Connected Fitness Products called the Cross Training Series, including the Cross Training Bike, Bike+, Tread, Tread+, and Row+. The Company continues to sell the refurbished Original Series Peloton Bike and Bike+. Additionally, the Company launched the Peloton Pro Series, a refresh of its portfolio of commercial-certified Peloton-branded products, which now include the Bike+ Pro, Tread+ Pro, and Row+ Pro.
The Company’s revenue is generated primarily from recurring Subscription revenue and the sale of its Connected Fitness Products. The Company defines a “Paid Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, that has paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers). “Paid App Subscriptions” include all App+, App One, Strength+, or Breathwrk subscriptions for which the Company currently receives payment.
Basis of Presentation and Consolidation
The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed consolidated balance sheet as of June 30, 2025, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations of the SEC. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the "Form 10-K"). However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
The condensed consolidated financial statements include the accounts of Peloton Interactive, Inc. and its subsidiaries in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows, and the changes in stockholders’ deficit for the interim periods. The results for the three months ended September 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2026, or any other period.
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

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product warranty and recall related provisions, inventory valuation and reserves, revenue recognition and related reserves, music royalty fees, valuation of long-lived assets and their associated useful lives, valuation of goodwill, fair value measurements, stock-based compensation, income taxes, future restructuring charges, and commitments and contingencies. Actual results may differ from these estimates.
There have been no material changes to the Company’s significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
Recently Issued Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
ASU 2023-09
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances income tax information primarily through changes in the rate reconciliation and income taxes paid information. It is effective for fiscal years beginning after December 15, 2024, and should be applied on a prospective basis, however retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU.
ASU 2024-03
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires the disaggregation of certain expense captions on the face of the income statement into specified categories in disclosures within the footnotes to the financial statements. It is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, and is permitted on either a prospective or retrospective basis. The Company is currently evaluating the impact of adopting this ASU.
ASU 2024-04
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. It is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, and is permitted on either a prospective or retrospective basis. The Company is currently evaluating the impact of adopting this ASU.
ASU 2025-03
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This ASU improves the requirements for identifying the accounting acquirer in a business combination that is effected primarily by exchanging equity interests in which a variable interest entity is acquired. It is effective for fiscal years beginning after December 15, 2026 and interim reporting periods within those annual reporting periods, and is required to be applied prospectively to acquisitions occurring on or after the effective date. The Company will continue to evaluate the impact of this guidance, which will depend on the legal acquiree in future business combinations.
ASU 2025-05
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. It is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, and should be applied prospectively. The Company is currently evaluating the impact of adopting this ASU.
ASU 2025-06
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software to clarify and modernize the accounting for costs related to internal-use software. This ASU is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, and is permitted to be applied using a prospective, modified, or retrospective transition approach. The Company is currently evaluating the impact of adopting this ASU.

3. Revenue
Disaggregation of Revenue
The Company’s revenue disaggregated by segment, excluding sales-based taxes, is included in Note 11, Segment Information. The Company’s revenue disaggregated by geographic region was as follows:

	Three Months Ended September 30,
	2025	2024
	(in millions)
North America	$494.4	$535.9
International	56.5	50.1
Total Revenue	$550.8	$586.0
During the three months ended September 30, 2025 and 2024, the Company’s revenue attributable to the United States, included within North America above, was $475.3 million and $515.4 million, or 86% and 88% of total revenue, respectively.
Deferred Revenue and Customer Deposits
Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.
As of September 30, 2025 and June 30, 2025, deferred revenue of $86.9 million and $91.7 million, respectively, and customer deposits of $53.7 million and $59.0 million, respectively, were included in Deferred revenue and customer deposits on the Company’s Condensed Consolidated Balance Sheets.
In the three months ended September 30, 2025 and 2024, the Company recognized revenue of $75.6 million and $80.6 million, respectively, that was included in the deferred revenue balance as of June 30, 2025 and 2024, respectively.
The Company applies the practical expedient as per ASC 606-10-50-14, Revenue from Contracts with Customers and does not disclose information related to remaining performance obligations due to their original expected terms being one year or less.
Product Warranty
The Company offers a standard product warranty that its Connected Fitness Products will operate under normal, non-commercial use covering the touchscreen and most original Bike, Bike+, Tread, Tread+, Row, Row+, and Guide components. The Company has the obligation, at its option, to either repair or replace the defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices. The Company’s products are manufactured by contract manufacturers and, in certain cases, the Company may have recourse to such contract manufacturers.
Activity related to the Company’s accrual for its estimated future product warranty obligation was as follows:

	Three Months Ended September 30,
	2025	2024
	(in millions)
Balance at beginning of period	$24.5	$20.3
Provision for warranty accrual	4.3	7.1
Warranty claims	(5.8)	(7.1)
Balance at end of period	$23.1	$20.3
The Company also offers the option for customers in some markets to purchase an extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Products for additional periods beyond the standard product warranty period.
Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Products Revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company’s revenue attributable to extended warranty was $4.0 million and $6.1 million, representing 1% of total revenue during each of the three months ended September 30, 2025 and 2024.

Lessor arrangements
The Company leases Peloton Bike portfolio products under the Peloton Rental program. Lease revenue is recognized on a straight-line basis over the term of the lease within Connected Fitness Products Revenue and was $9.2 million and $12.5 million for the three months ended September 30, 2025 and 2024, respectively.
4. Restructuring
In February 2022, the Company announced and began implementing a restructuring plan (the “2022 Restructuring Plan”) and in April 2024, the Company’s Board of Directors approved a new restructuring plan to expand upon its 2022 Restructuring Plan (as expanded and collectively with the 2022 Restructuring Plan, the “2024 Restructuring Plan”).
In August 2025, the Company announced a new restructuring plan (the “2025 Restructuring Plan”), which includes a reduction in global headcount and is intended to continue to improve the Company’s cost structure, operating efficiency, and profitability, while providing the opportunity to return to growth by reinvesting savings into Peloton’s differentiating capabilities. Our actions under our previous restructuring plans announced in February 2022 (the “2022 Restructuring Plan”) and in May 2024 (the “2024 Restructuring Plan”) have been substantially completed. As such, any remaining charges under these plans are included within the 2025 Restructuring Plan. The 2022, 2024, and 2025 plans, taken together, are referred to as the “Restructuring Plans.” The Company expects the Restructuring Plans to be substantially implemented by the end of fiscal year 2026, which is subject to change.
In connection with the 2025 Restructuring Plan, the Company estimates that it will incur additional cash restructuring charges of approximately $40.0 million, primarily comprised of location strategy costs, lease termination costs, and other exit costs. Additionally, the Company expects to recognize additional non-cash restructuring charges of approximately $5.0 million, primarily comprised of asset write-downs and write-offs, in connection with the continued exit of the Company’s retail and other leased locations. The Company expects these charges to be substantially incurred by the end of fiscal year 2026, which is subject to change.
Due to the actions taken pursuant to the Restructuring Plans, the Company tested certain long-lived assets (asset groups) for recoverability by comparing the carrying values of the asset group to estimates of their future undiscounted cash flows, which were generally the liquidation value, or for operating lease right-of-use assets, income from a sublease arrangement. Based on the results of the recoverability tests, the Company determined that during the three months ended September 30, 2025 and 2024, the undiscounted cash flows of certain assets (asset groups) were below their carrying values, indicating impairment. The assets were written down to their estimated fair values, which were determined based on their estimated liquidation or sales value, or for operating lease right-of-use assets, discounted cash flows of a sublease arrangement.
As a result of these restructuring initiatives, the Company incurred the charges shown in the following table. Asset write-downs and write-offs are included within Impairment expense, and the remaining charges incurred during the relevant periods are included within Restructuring expense, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended September 30,
	2025	2024
Cash restructuring charges:(1)	(in millions)
Severance and other personnel costs	$(0.4)	$(0.5)
Exit and disposal costs and professional fees	5.0	3.4
Total cash restructuring charges	4.7	2.9

Non-cash restructuring charges:(1)
Asset write-downs and write-offs	$7.2	$5.1
Stock-based compensation expense	(0.2)	—
Total non-cash restructuring charges	7.0	5.1

Total	$11.7	$8.1
_________________________
(1) All cash and non-cash restructuring charges for the three months ended September 30, 2025 related to the 2025 Restructuring Plan. All cash and non-cash restructuring charges for the three months ended September 30, 2024 related to the 2024 Restructuring Plan.

The following table presents a roll-forward of cash restructuring-related liabilities, which are included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets:

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of June 30, 2024	$12.7	$4.3	$17.0
Cash restructuring charges(1)	(0.5)	3.4	2.9
Cash payments	(10.4)	(4.7)	(15.1)
Balance as of September 30, 2024	$1.8	$3.1	$4.8

Balance as of June 30, 2025	$23.8	$0.8	$24.6
Cash restructuring charges(1)	(0.4)	5.0	4.7
Cash payments	(4.8)	(4.2)	(8.9)
Balance as of September 30, 2025	$18.6	$1.7	$20.3
_________________________
(1) All cash restructuring charges for the three months ended September 30, 2025 related to the 2025 Restructuring Plan. All cash restructuring charges for the three months ended September 30, 2024 related to the 2024 Restructuring Plan.
5. Fair Value Measurements
Fair Value Measurements of Other Financial Instruments
The following table presents the estimated fair values and carrying amounts of the Company’s financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets. All of these liabilities’ fair value are considered Level 2:

	September 30, 2025		June 30, 2025
	Carrying Amount(1)	Estimated Fair Value	Carrying Amount(1)	Estimated Fair Value
	(in millions)
0.00% Convertible Senior Notes due 2026	$199.0	$195.2	$199.0	$192.3
5.50% Convertible Senior Notes due 2029	350.0	781.5	350.0	635.8
Term Loan due and payable on May 30, 2029	987.5	987.5	990.0	990.0
Total	$1,536.5	$1,964.2	$1,539.0	$1,818.1
_________________________
(1) Carrying Amount excludes unamortized debt discount and issuance costs of $21.5 million and $16.3 million, respectively, as of September 30, 2025, and unamortized debt discount and issuance costs of $22.7 million and $17.4 million, respectively, as of June 30, 2025.
The estimated fair value of the 2026 Notes and the estimated fair value of the 2029 Notes (each as defined in Note 7, Debt) are determined based on the respective closing prices on the last trading day of the reporting period.
The carrying value of the Term Loan (as defined in Note 7, Debt) approximates the fair value of the Term Loan as of September 30, 2025 and June 30, 2025, respectively.

6. Inventories
Inventories, net consisted of the following:

	September 30, 2025	June 30, 2025
	(in millions)
Raw materials	$25.6	$22.7
Finished products(1)	325.3	337.6
Total inventories(2)	350.9	360.4
Less: Reserves	(113.2)	(154.8)
Total inventories, net	$237.7	$205.6
_________________________
(1) Includes $42.9 million and $40.3 million of finished goods inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of September 30, 2025 and June 30, 2025, respectively.
(2) As of September 30, 2025 and June 30, 2025, there was no work-in-process within inventories.
The Company periodically assesses and adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. The Company’s recorded inventory reserves as of September 30, 2025 primarily consisted of $63.6 million related to excess accessories and apparel inventory and $33.7 million related to excess Connected Fitness Products. The Company’s recorded inventory reserves as of June 30, 2025 primarily consisted of $66.8 million related to excess accessories and apparel inventory and $64.9 million related excess returned Connected Fitness Products, including Guide.
7. Debt
Convertible Notes due 2029
In May 2024, the Company issued $350.0 million aggregate principal amount of 5.50% Convertible Senior Notes due 2029 (the “2029 Notes”) in a private offering, including the exercise in full of the option granted to the initial purchasers to purchase $50.0 million of the 2029 Notes. The 2029 Notes were issued pursuant to an Indenture (the “2029 Notes Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes bear interest at a rate of 5.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. The net proceeds from this offering of 2029 Notes were approximately $342.3 million, after deducting the initial purchasers' discounts and commissions of $7.7 million.
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

The 2029 Notes will mature on December 1, 2029, unless earlier converted, redeemed, or repurchased. The 2029 Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events. A holder may convert its 2029 Notes during any calendar quarter, if the last reported sale price per share of Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The last reported sale price of Class A common stock exceeded 130% of the conversion price of the 2029 Notes for more than 20 trading days during the 30 consecutive trading days, including the last trading day, ended September 30, 2025. Accordingly, as of October 1, 2025, the 2029 Notes may be converted at the option of the applicable holder through December 31, 2025.
On or after September 1, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2029 Notes, in multiples of $1,000 principal amount, at the option of the applicable holder.
The Company may satisfy any conversion obligation under the 2029 Notes by paying and/or delivering, as the case may be, cash, shares of the Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2029 Notes Indenture. If all of the 2029 Notes were to be converted prior to December 31, 2025, the Company’s current intention would be to settle such conversion in shares of Class A common stock.
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
The effective interest rate upon issuance of the 2029 Notes was 5.97%, which is the effective interest rate as of September 30, 2025.
The net carrying amount of the 2029 Notes was as follows:

	September 30, 2025	June 30, 2025
	(in millions)
Principal	$350.0	$350.0
Unamortized debt issuance costs	(6.1)	(6.4)
Net carrying amount	$343.9	$343.6
The following table sets forth the interest expense recognized related to the 2029 Notes:

	Three Months Ended September 30,
	2025	2024
	(in millions)
Amortization of debt issuance costs	$0.3	$0.3
Total non-cash interest expense related to the 2029 Notes	0.3	0.3
Cash interest expense	4.8	4.8
Total interest expense related to the 2029 Notes	$5.1	$5.1
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
The 2026 Notes will mature on February 15, 2026, unless earlier converted, redeemed, or repurchased. The 2026 Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events. As of September 30, 2025, the 2026 Notes are classified as Current portion of debt on the Condensed Consolidated Balance Sheets due to their upcoming maturity date.
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
The effective interest rate upon issuance of the 2026 Notes was 0.45%, which is the effective interest rate as of September 30, 2025.
The net carrying amount of the 2026 Notes was as follows:

	September 30, 2025	June 30, 2025
	(in millions)
Principal	$199.0	$199.0
Unamortized debt issuance costs	(0.3)	(0.5)
Net carrying amount	$198.7	$198.5
The following table sets forth the interest expense recognized related to the 2026 Notes:

	Three Months Ended September 30,
	2025	2024
	(in millions)
Amortization of debt issuance costs	$0.2	$0.2
Total interest expense related to the 2026 Notes	$0.2	$0.2
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
During each of the three months ended September 30, 2025 and 2024, the Company incurred total commitment fees of $0.1 million, which are included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
As of September 30, 2025, the Company had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and the Company had $987.5 million total outstanding borrowings under the Third Amended and Restated Credit Agreement.
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
As of September 30, 2025, the Company had not drawn any amount under the Revolving Facility and as such did not have to test the financial covenants under the Third Amended and Restated Credit Agreement. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of September 30, 2025, the Company had outstanding letters of credit totaling $46.0 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheets.
Upon entering into the Term Loan, the effective interest rate was 12.4% and the current effective interest rate as of September 30, 2025 is 10.7%.
The net carrying amount of the Term Loan was as follows:

	September 30, 2025	June 30, 2025
	(in millions)
Principal	$1,000.0	$1,000.0
Principal payments	(12.5)	(10.0)
Unamortized debt discount	(21.5)	(22.7)
Unamortized debt issuance costs	(9.9)	(10.4)
Net carrying amount	$956.1	$956.9

The following table sets forth the interest expense recognized related to the Term Loan:

	Three Months Ended September 30,
	2025	2024
	(in millions)
Amortization of debt discount	$1.2	$1.1
Amortization of debt issuance costs	0.6	0.5
Total non-cash interest expense related to the Term Loan	1.8	1.6
Cash interest expense	24.9	28.9
Total interest expense related to the Term Loan	$26.6	$30.5
Maturities of Debt Instruments
The following table sets forth maturities of the Company’s debt instruments, including convertible notes payable, gross of debt issuance costs and debt discounts, as of September 30, 2025:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2026 (remaining)(1)	$206.5
2027	10.0
2028	10.0
2029	960.0
2030	350.0
Total	$1,536.5
____________________________
(1) Includes $7.5 million related to the Term Loan and $199.0 million related to the 2026 Notes.
8. Commitments and Contingencies
Music License Agreements
The Company is subject to minimum royalty payments associated with certain music license agreements. The following represents the Company's guaranteed payments under music license agreements, as of September 30, 2025:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2026 (remaining)	$58.7
2027	1.3
2028	0.2
2029	—
2030	0.3
Total	$60.5
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
On October 26, 2021 and January 24, 2022, the United States District Court for the Eastern District of New York consolidated four stockholder derivative actions purportedly brought on behalf of the Company against certain of the Company’s officers and directors under the caption In re Peloton Interactive, Inc. Derivative Litigation, Master File No. 21-cv-02862-CBA-PK (the “EDNY Derivative Action”), which alleged, among other claims, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Exchange Act related to the Peloton Tread+ and the safety of the product. Alan Chu, Moshe Genack, Xingqi Liu and Anthony Franchi were appointed as co-lead plaintiffs. On December 14, 2022, two putative verified stockholder derivative actions in the Court of Chancery of the State of Delaware, purportedly brought on behalf of the Company against certain of the Company’s officers and directors asserting similar allegations to those made in the EDNY Derivative Action, were consolidated as In re Peloton Interactive, Inc. Stockholder Derivative Litigation, Consol. Case No. 2022-1051-KSJM (the “Chancery Derivative Action”). On December 22, 2022, a stockholder filed a related putative stockholder derivative action in the United States District Court for the District of Delaware, asserting similar allegations to those in the EDNY Derivative Action and the Chancery Derivative Action against certain of the Company’s officers and directors, captioned Blackburn v. Foley, et al., Case No. 22-cv-01618-GBW (the “Blackburn Action”). The EDNY Derivative Action, the Chancery Derivative Action, and the Blackburn Action were all stayed pending the resolution of a related securities class action in the United States District Court for the Eastern District of New York (the “EDNY Class Action”). The court entered a final judgment in the EDNY Class Action on July 9, 2024. The parties in the EDNY Derivative Action, the Chancery Derivative Action, and the Blackburn Action agreed to a settlement-in-principle to resolve those derivative actions on July 29, 2024, and plaintiffs filed a motion for preliminary approval of that settlement in the EDNY Derivative Action on November 15, 2024, which was granted on April 7, 2025. Following a final approval hearing on June 13, 2025, the court presiding over the EDNY Derivative Action approved the settlement on July 1, 2025 and entered judgment on July 2, 2025. The Blackburn Action was dismissed with prejudice on July 10, 2025. The parties in the Chancery Derivative Action have likewise stipulated to dismissal with prejudice, and a hearing is scheduled for November 24, 2025.
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

On May 5, 2022, the United States District Court for the Southern District of New York consolidated two putative securities class action lawsuits against the Company and certain of the Company’s officers under the caption City of Hialeah Employees Retirement System et al. v. Peloton Interactive, Inc., et al., Case No. 21-CV-09582-ALC-OTW and appointed Robeco Capital Growth Funds SICAV – Robeco Global Consumer Trends as lead plaintiff in the class action (the “SDNY Class Action”). Lead plaintiff filed its amended complaint on June 25, 2022, alleging that the defendants made false and/or misleading statements about demand for the Company’s products and the reasons for the Company’s inventory growth, and engaged in improper trading in violation of Sections 10(b) and 20A of the Exchange Act. On March 30, 2023, the court granted defendants’ motion to dismiss, with leave to amend. Plaintiffs filed an amended complaint on May 6, 2023, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired the Company’s common stock between February 5, 2021 and January 19, 2022, and defendants moved to dismiss the complaint on June 16, 2023. On September 30, 2024, the court granted defendants’ motion to dismiss the second amended complaint with prejudice (the “Order”). On October 21, 2024, plaintiffs filed a notice of appeal of the Order with the United States Court of Appeals for the Second Circuit (the “Second Circuit”) and filed their brief in support of their appeal on December 10, 2024. Defendants filed their responsive brief on January 28, 2025. The Second Circuit heard argument on the appeal on April 11, 2025. On August 27, 2025, the Second Circuit affirmed the Order in part, vacated the Order in part, and remanded the action to the district court for further proceedings, including to consider whether plaintiffs have sufficiently alleged other elements of their claims. The mandate to the district court was issued on September 18, 2025. Consistent with the Second Circuit’s decision, the district court dismissed three defendants from the case on September 10, 2025. The remaining defendants filed a renewed motion to dismiss plaintiffs’ claims in full on October 15, 2025.
On July 26, 2023, the Court of Chancery in the State of Delaware consolidated three stockholder derivative actions purportedly on behalf of the Company against certain of the Company’s officers and directors under the caption In re Peloton Interactive, Inc. 2023 Derivative Litigation, Consol. Case No. 2023-0224-KSJM, which alleges that defendants breached their fiduciary duties by purportedly making false statements about the demand for the Company’s products and engaging in improper trading. Allison Manzella, Clark Ovruchesky, Daniel Banks and Karen Florentino are co-lead plaintiffs. The court stayed the action on September 26, 2023 pending final resolution of all motions to dismiss in the SDNY Class Action, including that any appeals have been concluded.
9. Income Taxes
The Company recorded a provision from income taxes of $0.7 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively. Furthermore, the Company's effective tax rates were 4.79% and (2,576.65)% for the three months ended September 30, 2025 and 2024, respectively. The income tax provision and the effective tax rate are primarily driven by state and international taxes.
The Company maintains a valuation allowance on the majority of its deferred tax assets as it has concluded that it is more likely than not that the deferred assets will not be utilized.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States, which made permanent or extended many of the provisions from the Tax Cuts and Jobs Act of 2017. The immediate expensing of domestic research and experimental expenditures for tax years beginning after December 31, 2024 is now permanent, as is 100% bonus depreciation for qualified property acquired and placed in service after January 19, 2025. The bill permanently reinstates the more favorable EBITDA approach for calculating the business interest deduction limitation under Section 163(j). There are also changes to the effective rates and calculations on GILTI, FDII, and BEAT, among other provisions. The Company has accounted for the provisions of the OBBBA in its condensed consolidated financial statements. The changes are not expected to affect the Company’s U.S. net deferred tax assets or liabilities, as the Company continues to maintain a full valuation allowance against those balances.
10. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of outstanding shares of common stock during the period. Diluted earnings (loss) per share is computed using the treasury stock method for stock-based awards, and the if-converted method for convertible senior notes. Under the treasury stock method, the denominator is adjusted to include, when dilutive, incremental shares issuable upon the assumed exercise of stock options, ESPP shares to be issued, and vesting of service-based and performance-based restricted stock units. Under the if-converted method, the numerator is adjusted to add back interest expense on the convertible senior notes, net of tax, and the denominator is adjusted to include incremental shares issuable upon conversion of the convertible senior notes, when the effect of applying this method is dilutive. Basic and diluted earnings (loss) per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The computation of basic and diluted earnings (loss) per share is as follows:

	Three Months Ended September 30,
	2025	2024
	(in millions, except share and per share amounts)
Basic earnings (loss) per share:
Numerator:
Net income (loss)	$13.9	$(0.9)
Denominator:
Weighted-average common shares outstanding, basic	413,108,105	378,776,423
Earnings (loss) per share, basic	$0.03	$—

Diluted earnings (loss) per share:
Numerator:
Net income (loss)	$13.9	$(0.9)
Net income (loss) attributable to common stockholders, diluted	$13.9	$(0.9)
Denominator:
Weighted-average common shares outstanding, basic	413,108,105	378,776,423
Weighted-average effect of dilutive securities:
Stock-based awards	16,896,821	—
Weighted average common shares outstanding, diluted	430,004,926	378,776,423
Earnings (loss) per share, diluted	$0.03	$—
As of September 30, 2025 and 2024, 35.6 million and 107.1 million potentially dilutive stock-based awards, calculated as the total outstanding shares as of those period ends, were excluded from the computation of diluted earnings (loss) per share. Additionally, 77.3 million of potentially dilutive shares related to convertible senior notes, calculated under the if-converted method, were excluded from the computation of diluted earnings (loss) per share as of September 30, 2025 and 2024. These amounts were excluded as they would have been anti-dilutive.
11. Segment Information
The Company has two reportable segments: Connected Fitness Products and Subscription. The Connected Fitness Products segment primarily derives revenue from sale of the Company's portfolio of Connected Fitness Products and related accessories, as well as Precor-branded fitness products, delivery and installation services, Peloton Bike portfolio rental products, extended warranty agreements, branded apparel, and commercial service contracts. The Subscription segment primarily derives revenue from monthly Subscription fees. There are no internal revenue transactions between the Company’s segments. Segment information is presented in the same manner that the chief operating decision maker ("CODM"), the Chief Executive Officer and President, reviews the operating results in assessing performance and allocating resources. No operating segments have been aggregated to form the reportable segments.
Beginning in the first quarter of fiscal 2026, the Company changed its measure of segment profitability to Segment Adjusted Gross profit to better align with the manner in which the CODM evaluates segment performance and makes resource allocation decisions. Segment results for the comparable prior period have been recast to reflect these changes.
Segment Adjusted Gross profit is defined as Revenue less Adjusted Cost of revenue incurred by the segment. Adjusted Cost of revenue includes costs directly related to the function of each segment, including certain corporate overhead costs, such as a portion of depreciation, rent and occupancy charges related to the Company’s corporate facilities, and personnel-related expenses for certain executives and departments (“Allocated overhead costs”).

The CODM reviews Revenue and Segment Adjusted Gross profit for both of the reportable segments, primarily by monitoring actual results compared to forecasted results as well as by reviewing year-over-year results and trending historical performance. No other significant expense categories or performance metrics are regularly provided to the CODM on a disaggregated basis. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis and, accordingly, the Company does not report asset information by segment.

Information on reportable segments and reconciliation to consolidated Income (loss) before income taxes is as follows:

	Three Months Ended September 30, 2025
	Connected Fitness Products	Subscription	Total
	(in millions)
Revenue	$152.4	$398.4	$550.8
Consolidated Revenue			$550.8
Less:
Adjusted Cost of revenue	141.9	125.2	267.1
Segment Adjusted Gross profit	$10.5	$273.2	$283.7

Reconciliation to consolidated income before income taxes:
Allocated overhead costs			—
Sales and marketing			(66.8)
General and administrative			(100.8)
Research and development			(62.1)
Impairment expense			(8.3)
Restructuring expense			(4.4)
Supplier settlements			—
Total other expense, net			(26.7)
Income before income taxes			$14.6

	Three Months Ended September 30, 2024
	Connected Fitness Products	Subscription	Total
	(in millions)
Revenue	$159.6	$426.3	$586.0
Consolidated Revenue			$586.0
Less:
Adjusted Cost of revenue	147.0	141.1	288.1
Segment Adjusted Gross profit	$12.6	$285.3	$297.9

Reconciliation to consolidated loss before income taxes:
Allocated overhead costs			5.9
Sales and marketing			(81.9)
General and administrative			(119.5)
Research and development			(58.5)
Impairment expense			(4.9)
Restructuring expense			(2.9)
Supplier settlements			(23.5)
Total other expense, net			(12.6)
Loss before income taxes			$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on August 7, 2025 (“Form 10-K”). As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward looking statements that involve risks, uncertainties, assumptions, and other important factors that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Form 10-K.
Overview
Peloton is a leading global fitness and wellness company that empowers its Members to live fit, strong, long, and happy by providing fitness and wellness products and services they can use anytime, anywhere. We have a highly engaged community of nearly 6 million Members as of September 30, 2025, across the United States, United Kingdom, Canada, Germany, Australia, and Austria. As a category innovator at the nexus of fitness and wellness, technology, and media, we deliver experiences through our world-renowned Instructors, premium hardware and innovative software, personalization, and extensive modalities and content formats. Founded in 2012 and headquartered in New York City, Peloton aims to scale across the markets in which it operates.
We define a “Member” as any individual who has a Peloton account through a Paid Connected Fitness Subscription or a Paid App Subscription, inclusive of the Peloton App+, App One, Strength+, and Breathwrk Memberships (our “Peloton Apps”), and engages in one or more workouts in the trailing 12-month period. We define workout engagement as either (i) completing the lesser of 50% or 10 minutes of Instructor-led classes, Scenic, and Lanebreak workouts; (ii) at least 10 minutes of any activity tracking workout (such as “Just Ride”, “Just Run”, or “Just Row”) or Entertainment workout; (iii) at least 5 minutes of any Strength+ workout with 80% of sets marked complete; or (iv) completing a Breathwrk class.
During the three months ended September 30, 2025, our Connected Fitness Products portfolio included our Original Series Peloton Bike, Bike+, Tread, Tread+, Row, Guide (discontinued as of July 2025), and various Precor products. In October 2025, we launched a refreshed portfolio of Connected Fitness Products called the Cross Training Series, including the Cross Training Bike, Bike+, Tread, Tread+, and Row+. We continue to sell our refurbished Original Series Peloton Bike and Bike+. Additionally, we launched the Peloton Pro Series, a refresh of our portfolio of commercial-certified Peloton-branded products, which now include the Bike+ Pro, Tread+ Pro, and Row+ Pro.
Access to all of the Peloton Apps is available with an All-Access Membership for Members who have Connected Fitness Products or through a standalone App+ Membership. Our revenue is generated primarily from recurring Subscription revenue and the sale of our Connected Fitness Products. We define a “Paid Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, that has paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers). “Paid App Subscriptions” include all subscriptions to our Peloton Apps for which we currently receive payment.
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
Restructuring
In August 2025, the Company announced a new restructuring plan (the “2025 Restructuring Plan”), which includes a reduction in global headcount and is intended to continue to improve the Company’s cost structure, operating efficiency, and profitability, while providing us the opportunity to return to growth by reinvesting expected savings into our differentiating capabilities. The Company expects the 2025 Restructuring Plan to be substantially implemented by the end of fiscal year 2026, which is subject to change.
In connection with the 2025 Restructuring Plan, we estimate that we will incur additional cash restructuring charges of approximately $40.0 million, primarily comprised of location strategy costs, lease termination costs, and other exit costs. Additionally, we expect to recognize additional non-cash restructuring charges of approximately $5.0 million, primarily comprised of asset write-downs and write-offs, in connection with the continued exit of the Company’s retail and other leased locations. We expect these charges to be substantially incurred by the end of fiscal year 2026, which is subject to change.
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
Voluntary Recall
On November 6, 2025, in collaboration with the U.S. Consumer Product Safety Commission and Health Canada, we announced a voluntary recall of about 833,000 units in the U.S. and 44,800 units in Canada of the Original Series Bike+ (not Cross-Training Bike+) – manufactured from December 2019 to July 2022 and sold beginning in 2020 to April 2025. As previously disclosed, we have received a small number of reports that an Original Series Bike+ seat post broke during use. Specifically, as of today, November 6, 2025, the Company is aware of three reports each from users weighing more than 250 lbs in which the seat post has broken during use. Of these reports, two included reports of injuries, including a sprained knee and head bruise. It is possible that additional reports, including those involving users with different characteristics or injuries, may be made in the future. We are offering Members a free replacement seat post as the approved remedy.
As of September 30, 2025, we have accrued $16.5 million for the cost to replace the Original Series Bike+ seat posts, of which $13.5 million was accrued for in the fiscal quarter ended September 30, 2025. This accrual is based on an amount that we deem probable and estimable and is reflected in Connected Fitness Products Cost of revenue in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We previously accrued for and recognized a $3 million charge in the fiscal quarter ended June 30, 2025.
We may continue to incur additional costs beyond what we have currently estimated to be probable and reasonably estimable, including in connection with the voluntary recall and if the number of reported incidents materially increases, and such additional costs may be material. See “Risk Factors — Risks Related to Our Connected Fitness Products and Members — Our products and services may be affected from time to time by design and manufacturing defects or product safety issues, real or perceived, that could adversely affect our business and result in harm to our reputation” in our Form 10-K.
Key Operational and Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended September 30,
	2025	2024
Ending Paid Connected Fitness Subscriptions (in millions)(1)	2.732	2.896
Average Net Monthly Paid Connected Fitness Subscription Churn(1)	1.6%	1.9%
Ending Paid App Subscriptions (in millions)(1)	0.542	0.588
Subscription Gross Profit (in millions)	$273.2	$289.1
Subscription Contribution (in millions)(2)	$289.1	$305.7
Subscription Gross Margin	68.6%	67.8%
Subscription Contribution Margin(2)	72.6%	71.7%
Net income (loss) (in millions)	$13.9	$(0.9)
Adjusted EBITDA (in millions)(3)	$118.3	$115.8
Net cash provided by operating activities (in millions)	$71.9	$12.5
Free Cash Flow (in millions)(4)	$67.4	$10.7
______________________________
(1) Beginning January 1, 2025, the Company migrated its subscription data model for reporting Ending Paid Connected Fitness Subscriptions, Average Net Monthly Paid Connected Fitness Subscription Churn, and Ending Paid App Subscriptions to a new data model that provides greater visibility to changes to a subscription's payment status when they occur. The new model gives the Company more precise and timely data on subscription pause and churn behavior. Prior period information has been revised to conform with current period presentation. The impact of this change in the model on Ending Paid Connected Fitness Subscriptions, Average Net Monthly Paid Connected Fitness Subscription Churn, and Ending Paid App Subscriptions for the three months ended September 30, 2025 and 2024 is immaterial. Starting in fiscal 2026, we no longer report on Average Monthly Paid App Subscription Churn.
(2) Please see the section titled “Non-GAAP Financial Measures—Subscription Contribution and Subscription Contribution Margin” for a reconciliation of Subscription Gross Profit to Subscription Contribution and an explanation of why we consider Subscription Contribution and Subscription Contribution Margin to be helpful measures for investors.
(3) Please see the section titled “Non-GAAP Financial Measures—Adjusted EBITDA” for a reconciliation of Net income (loss) to Adjusted EBITDA and an explanation of why we consider Adjusted EBITDA to be a helpful measure for investors.
(4) Please see the section titled “Non-GAAP Financial Measures—Free Cash Flow” for a reconciliation of Net cash provided by operating activities to Free Cash Flow and an explanation of why we consider Free Cash Flow to be a helpful measure for investors.

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
We refer to any cancellation or pausing of a subscription for our All-Access Membership as a churn event. Because we do not receive payment for paused Connected Fitness Subscriptions, a paused Connected Fitness Subscription is treated as a churn event at the time the pause goes into effect, which is the start of the next billing cycle. An unpause event occurs when a pause period elapses without a cancellation and the Connected Fitness Subscription resumes, and is therefore counted as a reduction in our churn count in that period. Our churn count is shown net of reactivations and our quarterly Average Net Monthly Paid Connected Fitness Subscription Churn metric averages the monthly Connected Fitness churn percentage across the three months of the reported quarter.
Ending Paid App Subscriptions
Ending Paid App Subscriptions includes all subscriptions to our Peloton Apps for which we are currently receiving payment. Starting in fiscal 2026, we no longer report on Average Monthly Paid App Subscription Churn.
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
As of September 30, 2025, 99% and 81% of our Connected Fitness Subscription and Paid App Subscription bases, respectively, were paying month-to-month.
A single Connected Fitness Subscription provides access to multiple, different Peloton Connected Fitness Products (such as a Peloton Bike and Peloton Tread) in the same household. As of September 30, 2025, approximately 13% of our Connected Fitness Subscriptions owned multiple, different Connected Fitness Products.
Cost of revenue
Beginning in the first quarter of fiscal 2026, we now assign executive compensation and other corporate overhead costs associated with our corporate facilities, which were historically included in General and administrative expense, to the various expense captions that these costs relate to, including Cost of revenue, Sales and marketing, General and administrative, and Research and development.
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
Non-operating income and expenses
Total other expense, net
Total other expense, net primarily consists of interest (expense) income, unrealized and realized (losses) gains on investments, net gains relating to our refinancing activities, and foreign exchange (losses) gains.
Income tax expense
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

	Three Months Ended September 30,
	2025	2024
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$152.4	$159.6
Subscription	398.4	426.3
Total revenue	550.8	586.0
Cost of revenue(1)(2)
Connected Fitness Products	141.9	145.0
Subscription	125.2	137.2
Total cost of revenue	267.1	282.2
Gross profit	283.7	303.8
Operating expenses
Sales and marketing(1)(2)	66.8	81.9
General and administrative(1)(2)	100.8	119.5
Research and development(1)(2)	62.1	58.5
Impairment expense	8.3	4.9
Restructuring expense(1)	4.4	2.9
Supplier settlements	—	23.5
Total operating expenses	242.4	291.2
Income from operations	41.3	12.5
Other expense, net:
Interest expense	(32.3)	(35.4)
Interest income	9.8	8.1
Foreign exchange (loss) gain	(3.8)	14.8
Other expense, net	(0.3)	(0.1)
Total other expense, net	(26.7)	(12.6)
Income (loss) before income taxes	14.6	—
Income tax expense	0.7	0.8
Net income (loss)	$13.9	$(0.9)

____________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,
	2025	2024
	(in millions)
Cost of revenue
Connected Fitness Products	$2.1	$2.3
Subscription	10.9	8.7
Total cost of revenue	13.0	11.0
Sales and marketing	6.2	3.7
General and administrative	17.1	21.1
Research and development	11.2	11.4
Restructuring expense	(0.2)	—
Total stock-based compensation expense	$47.2	$47.2
____________________
(2) Includes depreciation and amortization expense as follows:

	Three Months Ended September 30,
	2025	2024
	(in millions)
Cost of revenue
Connected Fitness Products	$2.7	$4.4
Subscription	5.0	7.9
Total cost of revenue	7.7	12.3
Sales and marketing	3.6	4.9
General and administrative	2.6	5.0
Research and development	2.9	2.6
Total depreciation and amortization expense	$16.8	$24.8
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,
	2025	2024	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$152.4	$159.6	(4.5)%
Subscription	398.4	426.3	(6.6)
Total Revenue	$550.8	$586.0	(6.0)%
Percentage of revenue
Connected Fitness Products	27.7%	27.2%
Subscription	72.3	72.8
Total	100.0%	100.0%
Three Months Ended September 30, 2025 and 2024
Connected Fitness Products Revenue decreased $7.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was primarily attributable to fewer Connected Fitness product deliveries driven by lower demand, partially offset by improvements in Precor revenue, for the three months ended September 30, 2025.

Subscription Revenue decreased $28.0 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to decreases in Paid Connected Fitness and App Subscriptions.
Cost of revenue, Gross profit, and Gross margin

	Three Months Ended September 30,
	2025	2024	% Change
	(dollars in millions)
Cost of revenue:
Connected Fitness Products	$141.9	$145.0	(2.1)%
Subscription	125.2	137.2	(8.8)
Total Cost of revenue	$267.1	$282.2	(5.4)%
Gross profit:
Connected Fitness Products	$10.5	$14.6	(28.1)%
Subscription	273.2	289.1	(5.5)
Total Gross profit	$283.7	$303.8	(6.6)%
Gross margin:
Connected Fitness Products	6.9%	9.2%
Subscription	68.6%	67.8%
Three Months Ended September 30, 2025 and 2024
Connected Fitness Products Cost of revenue decreased $3.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was primarily driven by fewer Connected Fitness product deliveries, resulting from lower demand, partially offset by the expense incurred related to the Bike+ Seat Post Recall, and higher Precor sales.
Our Connected Fitness Products Gross margin decreased to 6.9% for the three months ended September 30, 2025 compared to 9.2% for the three months ended September 30, 2024. This decrease was primarily driven by the $13.5 million expense incurred related to the Bike+ Seat Post Recall, which was partially offset by a mix shift towards higher margin products, lower warranty costs, and a decrease in inventory reserves.
Subscription Cost of revenue decreased $12.0 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to lower costs associated with music royalties.
Subscription Gross margin remained mostly consistent for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Operating Expenses
Sales and marketing

	Three Months Ended September 30,
	2025	2024	% Change
	(dollars in millions)
Sales and marketing	$66.8	$81.9	(18.4)%
As a percentage of total revenue	12.1%	14.0%
Three Months Ended September 30, 2025 and 2024
Sales and marketing expense decreased $15.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by a $15.2 million decrease in acquisition, brand, and creative marketing charges.

General and administrative

	Three Months Ended September 30,
	2025	2024	% Change
	(dollars in millions)
General and administrative	$100.8	$119.5	(15.6)%
As a percentage of total revenue	18.3%	20.4%
Three Months Ended September 30, 2025 and 2024
General and administrative expense decreased $18.7 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was mainly driven by an $8.7 million decrease in personnel-related expenses, inclusive of stock-based compensation expense, and a $3.8 million decrease in rent and occupancy charges, both primarily due to the assignment of executive compensation and other corporate overhead costs to the various expense captions those costs relate to beginning in fiscal 2026, and a $2.9 million decrease in professional services fees.
Research and development

	Three Months Ended September 30,
	2025	2024	% Change
	(dollars in millions)
Research and development	$62.1	$58.5	6.1%
As a percentage of total revenue	11.3%	10.0%
Three Months Ended September 30, 2025 and 2024
Research and development expense increased $3.6 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, mainly driven by a $3.7 million increase in personnel-related expenses, inclusive of stock-based compensation expense, and a $1.7 million increase in rent and occupancy charges, both primarily due to the assignment of executive compensation and other corporate overhead costs, discussed above, partially offset by a $2.0 million decrease in product development costs, primarily due to a reduction in contractor spend.
Impairment expense

	Three Months Ended September 30,
	2025	2024	% Change
	(dollars in millions)
Impairment expense	$8.3	$4.9	70.7%
Three Months Ended September 30, 2025 and 2024
Impairment expense increased $3.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to asset write-downs and write-offs in connection with the exit of our retail showroom locations.
Restructuring expense

	Three Months Ended September 30,
	2025	2024	% Change
	(dollars in millions)
Restructuring expense	$4.4	$2.9	50.7%
Three Months Ended September 30, 2025 and 2024
Restructuring expense increased $1.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to an increase in exit and disposal costs and professional fees in connection with the Restructuring Plans.

Supplier settlements

	Three Months Ended September 30,
	2025	2024	% Change
	(dollars in millions)
Supplier settlements	$—	$23.5	(100.0)%
Three Months Ended September 30, 2025 and 2024
Supplier settlements decreased $23.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to accruals for the three months ended September 30, 2024 related to the settlement of disputes with a third-party supplier about certain alleged past and future commitments.
Total other expense, net and Income tax expense

	Three Months Ended September 30,
	2025	2024	% Change
	(dollars in millions)
Interest expense	$(32.3)	$(35.4)	(8.7)%
Interest income	9.8	8.1	20.2%
Foreign exchange (loss) gain	(3.8)	14.8	(125.8)%
Other expense, net	(0.3)	(0.1)	404.8%
Income tax expense	0.7	0.8	(14.8)%
Total other expense, net was comprised of the following for the three months ended September 30, 2025:
•Interest expense primarily related to our Term Loan, convertible notes, and deferred financing costs of $32.3 million;
•Interest income from cash, cash equivalents, and short-term investments of $9.8 million;
•Foreign exchange losses of $3.8 million; and
•Other expense, net of $0.3 million.
Total other expense, net was comprised of the following for the three months ended September 30, 2024:
•Interest expense primarily related to our Term Loan, convertible notes, and deferred financing costs of $35.4 million;
•Interest income from cash, cash equivalents, and short-term investments of $8.1 million;
•Foreign exchange gains of $14.8 million; and
•Other expense, net of $0.1 million.
Income tax expense for the three months ended September 30, 2025 and 2024 of $0.7 million and $0.8 million, respectively, was primarily due to state and international taxes.
Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance.
Adjusted EBITDA
We calculate Adjusted EBITDA as net income (loss) adjusted to exclude: other expense (income), net; net (gains) losses on debt refinancing; income tax expense (benefit); depreciation and amortization expense; stock-based compensation expense; impairment expense; restructuring expense; product recall related matters; certain litigation and settlement expenses; supplier settlements; and other adjustment items that arise outside the ordinary course of our business.
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
•Adjusted EBITDA does not reflect costs associated with the Restructuring Plans;
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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,
	2025	2024
	(in millions)
Net income (loss)	$13.9	$(0.9)
Adjusted to exclude the following:
Total other expense, net(1)	26.7	12.6
Income tax expense	0.7	0.8
Depreciation and amortization expense	16.8	24.8
Stock-based compensation expense	47.5	47.2
Impairment expense	8.3	4.9
Restructuring expense(2)	4.4	2.9
Supplier settlements(3)	—	23.5
Adjusted EBITDA	$118.3	$115.8
______________________
(1) Primarily consists of Interest expense of $32.3 million and $35.4 million, foreign exchange losses (gains) of $3.8 million and $(14.8) million, and Interest income of $(9.8) million and $(8.1) million, for the three months ended September 30, 2025 and 2024, respectively.
(2) Represents charges incurred in connection with the Restructuring Plans; refer to Note 4, Restructuring in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

The following table presents a reconciliation of Subscription Contribution and Subscription Contribution Margin to Subscription Gross Profit and Subscription Gross Margin, respectively, which are the most directly comparable financial measures prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,
	2025	2024
	(dollars in millions)
Subscription Revenue	$398.4	$426.3
Less: Subscription Cost of revenue	125.2	137.2
Subscription Gross Profit	$273.2	$289.1
Subscription Gross Margin	68.6%	67.8%
Add back:
Depreciation and amortization expense	$5.0	$7.9
Stock-based compensation expense	10.9	8.7
Subscription Contribution	$289.1	$305.7
Subscription Contribution Margin	72.6%	71.7%
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
The following table presents a reconciliation of Free Cash Flow to Net cash provided by operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,
	2025	2024
	(in millions)
Net cash provided by operating activities	$71.9	$12.5
Capital expenditures	(4.5)	(1.8)
Free Cash Flow	$67.4	$10.7
Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, and our Term Loan, as well as cash flows from operating activities. As of September 30, 2025, we had Cash and cash equivalents of approximately $1,103.6 million.
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

Cash Flows

	Three Months Ended September 30,
	2025	2024
	(in millions)
Net cash provided by operating activities	$71.9	$12.5
Net cash (used in) provided by investing activities	(6.7)	2.4
Net cash (used in) provided by financing activities	(1.7)	4.8
Operating Activities
Net cash provided by operating activities of $71.9 million for the three months ended September 30, 2025 was primarily related to non-cash adjustments of $93.2 million and a net income of $13.9 million, partially offset by a net increase in operating assets and liabilities of $35.2 million. Non-cash adjustments primarily consisted of $47.2 million of stock-based compensation expense, $16.8 million of depreciation and amortization, $14.8 million of non-cash operating lease expense, and $8.3 million of impairment expense. The net increase in operating assets and liabilities was primarily due to a $30.0 million increase in net inventory levels, a $21.1 million decrease in net operating lease liabilities due to lease payments and lease terminations as we continue to reduce our real estate footprint in connection with the Restructuring Plans, a $9.6 million decrease in customer deposits and deferred revenue, and a $9.5 million increase in prepaid expenses and other current assets, partially offset by a $30.7 million decrease in accounts receivable driven by collections.
Net cash provided by operating activities of $12.5 million for the three months ended September 30, 2024 was primarily due to non-cash adjustments of $78.9 million, partially offset by a net increase in operating assets and liabilities of $65.6 million. Non-cash adjustments primarily consisted of $47.2 million of stock-based compensation expense, $24.8 million of depreciation and amortization, and $14.7 million of non-cash operating lease expense, partially offset by $(14.8) million of net foreign currency adjustments. The net increase in operating assets and liabilities was primarily due to a $48.7 million decrease in accounts payable and accrued expenses, a $21.9 million decrease in net operating lease liabilities due to lease payments and lease terminations as we continued to reduce our real estate footprint in connection with the Restructuring Plans, and a $9.4 million decrease in customer deposits and deferred revenue, partially offset by a $12.1 million decrease in prepaid expenses and other current assets.
Investing activities
Net cash used in investing activities of $6.7 million for the three months ended September 30, 2025 was due to $4.5 million used for capital expenditures and $2.2 million used for the Breathwrk acquisition.
Net cash provided by investing activities for the three months ended September 30, 2024 of $2.4 million was primarily due to $4.2 million in proceeds from the sale of the remaining Peloton Output Park land parcel, partially offset by $1.8 million used for capital expenditures.
Financing activities
Net cash used in financing activities of $1.7 million for the three months ended September 30, 2025 was primarily due to $2.5 million in principal repayments on the Term Loan, partially offset by $0.9 million related to net proceeds from option exercises under our employee stock plans and purchases under the ESPP.
Net cash provided by financing activities of $4.8 million for the three months ended September 30, 2024 was primarily related to proceeds from employee stock plans of $6.5 million, partially offset by $2.5 million in principal repayments on the Term Loan.
Debt Obligations
In February 2021, we issued $1.0 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private offering. The net proceeds from the offering were approximately $977.2 million, after deducting the initial purchasers’ discounts and commissions and our offering expenses. The 2026 Notes do not bear regular interest, and the principal amount of the 2026 Notes does not accrete. The 2026 Notes will mature on February 15, 2026, unless earlier converted, redeemed, or repurchased. In May 2024, we issued $350.0 million aggregate principal amount of 5.50% Convertible Senior Notes due 2029 (the “2029 Notes”) in a private offering. The net proceeds from this offering were approximately $342.3 million, which were used, together with proceeds from the Term Loan (as defined below) and cash on hand, to repurchase approximately $801.0 million aggregate principal amount of the 2026 Notes. The 2029 Notes bear interest at a rate of 5.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024. The 2029 Notes will mature on December 1, 2029, unless earlier converted, redeemed, or repurchased. The 2026 Notes and 2029 Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events.
On May 30, 2024, we entered into a Third Amended and Restated Credit Agreement, which provides for a $1.0 billion term loan facility (the “Term Loan”) and a $100.0 million revolving credit facility (the “Revolving Facility”), both of which will mature on May 30, 2029. The Term Loan amortizes in quarterly installments of 0.25%, payable at the end of each fiscal quarter and on the maturity date. Interest on borrowings under the Term Loan and Revolving Facility are determined based on calculations using an alternate base rate or term SOFR rate (further described in Note 7, Debt) at the Company’s option. We are also required to pay a quarterly commitment fee on the unused portion of the Revolving Facility, which accrues at a rate of 0.375% or 0.500% per annum depending on the Company’s First Lien Net Leverage Ratio (as defined in the Third Amended and Restated Credit Agreement). As of September 30, 2025, we had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and we had $987.5 million total outstanding borrowings under the Third Amended and Restated Credit Agreement.
The obligations under the Third Amended and Restated Credit Agreement with respect to the Term Loan and the Revolving Facility are secured by substantially all of our assets, with certain exceptions set forth in the Third Amended and Restated Credit Agreement, and are required to be guaranteed by certain material subsidiaries of the Company if, at the end of future financial quarters, certain conditions are not met. The Third Amended and Restated Credit Agreement contains customary affirmative covenants as well as customary negative covenants. We are only required to meet the total liquidity covenant, set at $250.0 million for the last business day of any week, and the subscription revenues covenant, set at $1.2 billion for the four-quarter trailing period, to the extent any revolving loans are borrowed and outstanding.
We are required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of September 30, 2025, we had outstanding letters of credit totaling $46.0 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheets.
Refer to Note 7, Debt in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding our debt obligations.
Contractual Obligations and Commitments
As of September 30, 2025, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$596.4	$90.5	$147.2	$102.9	$255.8
Minimum royalty payments (2)	60.5	60.0	0.2	0.3	—
Unused credit facility fee payments (3)	1.5	0.4	0.8	0.3	—
Other purchase obligations (4)	129.6	41.8	57.5	30.3	—
Convertible senior notes (5)	549.0	199.0	—	350.0	—
Term loan (5)	987.5	10.0	20.0	957.5	—
Total	$2,324.5	$401.7	$225.6	$1,441.4	$255.8
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
(3) Pursuant to the Third Amended and Restated Credit Agreement, we are required to pay a commitment fee of 0.500% or 0.375% per annum, depending on whether the First Lien Net Leverage Ratio (as defined in the Third Amended and Restated Credit Agreement) is greater or less than 5.00 to 1.00, on a quarterly basis based on the unused portion of the Revolving Facility. The payments due by period in the table above are reflective of the rate as of September 30, 2025, which is 0.375%.
(4) Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to cloud computing costs.
(5) Refer to Note 7, Debt in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding our 2026 Notes, 2029 Notes and Term Loan obligations.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
We utilize contract manufacturers to build our products and accessories. These contract manufacturers acquire components and build products based on demand forecast information we supply, which typically covers a rolling 12-month period. Consistent with industry practice, we acquire inventories from such manufacturers through purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover our forecasted product and manufacturing requirements for periods that range a number of months. In certain instances, these agreements allow us the option to cancel, reschedule, and/or adjust our requirements based on our business needs for a period of time before the order is due to be fulfilled. While our purchase orders are legally cancellable in many situations, some purchase orders are not cancellable in the event of a demand plan change or other circumstances, such as where the supplier has procured unique, Peloton-specific designs, and/or specific non-cancelable, non-returnable components based on our provided forecasts.
As of September 30, 2025, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were estimated to be approximately $82.7 million. See “Risk Factors—Risks Related to Our Business—Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in our Form 10-K.

Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of September 30, 2025.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity (deficit), revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II, Item 7 of our Form 10-K. There have been no material changes to our critical accounting estimates as described in our Form 10-K.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q under the heading “Recently Issued Accounting Pronouncements” for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had Cash and cash equivalents of $1,103.6 million as of September 30, 2025. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented in this Quarterly Report on Form 10-Q would not have had a material impact on our condensed consolidated financial statements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For a discussion of legal and other proceedings in which we are involved, see Note 8, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risks disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
On August 13, 2025, Karen Boone, a member of our Board of Directors, entered into a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). Ms. Boone’s Rule 10b5-1 Plan provides for the potential sale of up to an aggregate of 50,000 shares of Class A common stock.

On September 2, 2025, Saqib Baig, our Chief Accounting Officer, entered into a Rule 10b5-1 Plan. Mr. Baig’s Rule 10b5-1 Plan provides for the potential sale of up to an aggregate of (i) 120,000 shares of Class A common stock and (ii) 225,385 shares of Class A common stock upon the vesting of certain restricted stock units (“RSUs”), in each case vesting between February 15, 2026 and November 15, 2026. Each RSU represents a contingent right to receive one share of Class A common stock.

On September 5, 2025, Nick Caldwell, our Chief Product Officer, terminated a Rule 10b5-1 Plan dated December 6, 2024 and entered into a new Rule 10b5-1 Plan. Mr. Caldwell’s Rule 10b5-1 Plan provides for the potential sale of up to an aggregate of (i) 180,000 shares of Class A common stock and (ii) 1,056,031 shares of Class A common stock upon the vesting of certain RSUs, in each case vesting between September 15, 2025 and September 15, 2026. Each RSU represents a contingent right to receive one share of Class A common stock.

Item 6. Exhibits

			Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number		Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation.	10-Q	001-39058	3.1	11/06/2019
3.2		Second Amended and Restated Bylaws.	8-K	001-39058	3.1	04/08/2024
10.1	†	Form of Letter Agreement.	8-K	001-39058	10.1	09/16/2025
31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH		Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104		Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).					X
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

PELOTON INTERACTIVE, INC.
Date: November 6, 2025	By:	/s/ Peter Stern
Peter Stern Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Elizabeth F Coddington
Elizabeth F Coddington Chief Financial Officer (Principal Financial Officer)