Form 10-Q
period 2025-12-31
PELOTON INTERACTIVE, INC.
filed 2026-02-05
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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

As of February 2, 2026, the number of shares of the registrant’s Class A common stock outstanding was 409,652,366, and the number of shares of the registrant’s Class B common stock outstanding was 15,836,724.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including, without limitation, statements regarding our execution and timing of, and the expected benefits from, our restructuring initiatives and cost-saving measures, the cost savings and other efficiencies of expanding relationships with our third-party partners, details regarding and the timing of the launch of new products and services, our initiatives with retailer partners and our efforts to optimize our retail showroom footprint, the prices of our products and services, our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions.

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
•our ability to attract and maintain subscribers (“Subscribers”);
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
•actual or perceived defects in, or safety of, our products, including any impact of the original series (the “Original Series”) Bike+ recall, other product recalls, quality improvement or similar programs, or legal or regulatory claims, proceedings, or investigations involving our products;
•increases in component costs, long lead times, supply shortages, or other supply chain disruptions;
•accidents, safety incidents, or workforce disruptions;
•seasonality or other fluctuations in our quarterly results;
•our ability to generate class content;
•risks related to acquisitions or dispositions and our ability to integrate any such acquired companies into our operations and control environment, including Precor;
•risks related to expansion into international markets;
•risks related to payment processing, cybersecurity, or data privacy;
•risks related to artificial intelligence (“AI”) and our integration of AI into our products, services, and business operations;
•risks related to our Peloton Apps (as defined below) and their ability to work with a range of mobile and streaming technologies, systems, networks, and standards;
•our ability to effectively price and market our Connected Fitness Products and subscriptions, and our limited operating history with which to predict the profitability of our subscription model;
•any inaccuracies in, or failure to achieve, operational and business metrics, or forecasts of market growth;
•our ability to maintain effective internal control over financial reporting and our financial and management systems;
•impacts from warranty claims or product returns;
•our ability to maintain, protect, and enhance our intellectual property;
•our ability to comply with laws and regulations that currently apply or become applicable to our business, both in the United States and internationally;
•risks related to changes in global trade policies, including our ability to mitigate the effects of tariffs and other non-tariff restrictions, such as taxes, quotas, local content rules, customs detentions, and other protectionist measures;
•our reliance on third parties for computing, storage, processing, and similar services, as well as delivery and installation of our products;
•our ability to attract and retain highly skilled personnel and maintain our culture;
•risks related to our common stock and indebtedness; and
•those risks and uncertainties described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this Quarterly Report on Form 10-Q and the sections titled “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2025 (the “Form 10-K”), as such factors may be updated in our filings with the SEC.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

In this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” “the Company,” and “Peloton” refer to Peloton Interactive, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,	June 30,
	2025	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,179.6	$1,039.5
Accounts receivable, net	94.6	101.2
Inventories, net	214.9	205.6
Prepaid expenses and other current assets	67.0	91.3
Total current assets	1,556.2	1,437.6
Property and equipment, net of accumulated depreciation and amortization of $296.3 and $298.3, respectively	191.6	239.0
Intangible assets, net	1.1	5.6
Goodwill	44.0	41.2
Restricted cash	43.6	46.2
Operating lease right-of-use assets, net	310.6	338.9
Other assets	17.5	16.8
Total assets	$2,164.6	$2,125.3
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$349.5	$372.7
Deferred revenue and customer deposits	155.7	150.7
Current portion of debt	208.9	208.5
Operating lease liabilities, current	67.4	70.1
Other current liabilities	3.3	2.0
Total current liabilities	784.8	803.9
Convertible senior notes, net of current portion	344.3	343.6
Term loan, net of current portion	945.5	946.9
Operating lease liabilities, non-current	380.8	407.5
Other non-current liabilities	36.0	37.2
Total liabilities	2,491.3	2,539.1
Commitments and contingencies (Note 8)
Stockholders' deficit
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 shares of Class A common stock authorized, 409,087,814 and 390,579,270 shares of Class A common stock issued and outstanding as of December 31, 2025 and June 30, 2025, respectively; 2,500,000,000 and 2,500,000,000 shares of Class B common stock authorized, 15,836,724 and 15,837,270 shares of Class B common stock issued and outstanding as of December 31, 2025 and June 30, 2025, respectively.	—	—
Additional paid-in capital	5,289.1	5,183.8
Accumulated other comprehensive income	11.6	5.1
Accumulated deficit	(5,627.4)	(5,602.6)
Total stockholders' deficit	(326.7)	(413.8)
Total liabilities and stockholders' deficit	$2,164.6	$2,125.3
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenue:
Connected Fitness Products	$243.9	$253.4	$396.4	$413.0
Subscription	412.6	420.6	811.0	846.9
Total revenue	656.5	673.9	1,207.3	1,259.9
Cost of revenue:
Connected Fitness Products	209.9	220.6	351.8	365.5
Subscription	115.3	135.0	240.5	272.2
Total cost of revenue	325.2	355.6	592.3	637.8
Gross profit	331.3	318.4	615.1	622.1
Operating expenses:
Sales and marketing	152.1	152.7	218.9	234.6
General and administrative	102.9	131.3	203.7	250.8
Research and development	65.0	60.3	127.1	118.8
Impairment expense	23.0	16.7	31.3	21.6
Restructuring expense	2.7	3.3	7.1	6.2
Supplier settlements	—	—	—	23.5
Total operating expenses	345.6	364.3	588.0	655.5
(Loss) income from operations	(14.3)	(45.9)	27.0	(33.4)
Other expense, net:
Interest expense	(31.5)	(34.6)	(63.8)	(70.0)
Interest income	9.2	7.7	18.9	15.8
Foreign exchange loss	(2.4)	(18.5)	(6.2)	(3.7)
Other income (expense), net	0.1	0.2	(0.3)	0.1
Total other expense, net	(24.7)	(45.3)	(51.4)	(57.8)
Loss before income taxes	(39.0)	(91.2)	(24.4)	(91.3)
Income tax (benefit) expense	(0.2)	0.7	0.5	1.6
Net loss	$(38.8)	$(92.0)	$(24.8)	$(92.8)
Net loss attributable to Class A and Class B common stockholders	$(38.8)	$(92.0)	$(24.8)	$(92.8)
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.24)	$(0.06)	$(0.24)
Weighted-average Class A and Class B common shares outstanding, basic and diluted	421,310,905	385,591,039	417,209,505	382,059,323
Other comprehensive income:
Change in foreign currency translation adjustment	3.3	13.0	6.6	3.1
Total other comprehensive income	3.3	13.0	6.6	3.1
Comprehensive loss	$(35.5)	$(79.0)	$(18.2)	$(89.8)
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(24.8)	$(92.8)
Adjustments to reconcile Net loss to Net cash provided by operating activities:
Depreciation and amortization expense	32.1	47.6
Stock-based compensation expense	102.9	108.7
Non-cash operating lease expense	26.5	28.6
Amortization of debt discount and issuance costs	4.8	4.4
Impairment expense	31.3	21.6
Net foreign currency adjustments	6.2	3.7
Changes in operating assets and liabilities:
Accounts receivable	6.5	6.7
Inventories	(4.3)	78.8
Prepaid expenses and other current assets	27.9	14.5
Other assets	(0.8)	(0.1)
Accounts payable and accrued expenses	(28.8)	(56.4)
Deferred revenue and customer deposits	5.1	(4.0)
Operating lease liabilities, net	(40.1)	(42.2)
Other liabilities	(0.7)	0.1
Net cash provided by operating activities	143.8	119.2
Cash Flows from Investing Activities:
Capital expenditures	(5.4)	(2.5)
Business combinations	(2.2)	—
Proceeds from sale of Peloton Output Park	—	4.2
Net cash (used in) provided by investing activities	(7.6)	1.7
Cash Flows from Financing Activities:
Principal repayment of Term Loan	(5.0)	(5.0)
Proceeds from employee stock purchase plan withholdings	2.2	1.9
Proceeds from employee stock plans	0.3	7.1
Principal repayments of finance leases	(0.1)	—
Net cash (used in) provided by financing activities	(2.6)	4.0
Effect of exchange rate changes	3.8	1.2
Net change in cash, cash equivalents, and restricted cash	137.4	126.1
Cash, cash equivalents, and restricted cash — Beginning of period	1,085.8	750.9
Cash, cash equivalents, and restricted cash — End of period	$1,223.2	$876.9
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$67.1	$76.1
Cash paid for income taxes	$4.9	$3.1
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Accrued and unpaid capital expenditures, including software	$—	$0.2
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(unaudited)
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance - September 30, 2024	381.3	$—	$4,998.2	$6.0	$(5,484.6)	$(480.3)
Activity related to stock-based compensation, net of withholding taxes	8.6	—	62.1	—	—	62.1
Other comprehensive income	—	—	—	13.0	—	13.0
Net loss	—	—	—	—	(92.0)	(92.0)
Balance - December 31, 2024	389.9	$—	$5,060.3	$19.0	$(5,576.5)	$(497.2)

Balance - September 30, 2025	417.6	$—	$5,233.2	$8.4	$(5,588.7)	$(347.0)
Activity related to stock-based compensation, net of withholding taxes	7.3	—	55.9	—	—	55.9
Other comprehensive income	—	—	—	3.3	—	3.3
Net loss	—	—	—	—	(38.8)	(38.8)
Balance - December 31, 2025	424.9	$—	$5,289.1	$11.6	$(5,627.4)	$(326.7)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance - June 30, 2024	376.3	$—	$4,948.6	$15.9	$(5,483.7)	$(519.1)
Activity related to stock-based compensation, net of withholding taxes	13.1	—	110.2	—	—	110.2
Issuance of common stock under employee stock purchase plan	0.4	—	1.5	—	—	1.5
Other comprehensive income	—	—	—	3.1	—	3.1
Net loss	—	—	—	—	(92.8)	(92.8)
Balance - December 31, 2024	389.9	$—	$5,060.3	$19.0	$(5,576.5)	$(497.2)

Balance - June 30, 2025	406.4	$—	$5,183.8	$5.1	$(5,602.6)	$(413.8)
Activity related to stock-based compensation, net of withholding taxes	18.0	—	103.2	—	—	103.2
Issuance of common stock under employee stock purchase plan	0.5	—	2.1	—	—	2.1
Other comprehensive income	—	—	—	6.6	—	6.6
Net loss	—	—	—	—	(24.8)	(24.8)
Balance - December 31, 2025	424.9	$—	$5,289.1	$11.6	$(5,627.4)	$(326.7)
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except share and per share amounts)

1. Description of Business and Basis of Presentation
Description and Organization
Peloton Interactive, Inc. (“Peloton” or the “Company”) is a leading global fitness and wellness company that empowers its Members (as defined below) to live fit, strong, long, and happy by providing fitness and wellness products and services they can use anytime, anywhere. Peloton has a highly engaged community of “Members”, which the Company defines as any individual who has a Peloton account through a Paid Connected Fitness Subscription or a Paid App Subscription, inclusive of the Peloton App+, App One, Strength+, and Breathwrk Memberships (the “Peloton Apps”), and engages in one or more workouts in the trailing 12-month period. As a category innovator at the nexus of fitness and wellness, technology, and media, the Company delivers experiences through Peloton’s world-renowned Instructors, premium hardware and innovative software, personalization, and extensive modalities and content formats.
In October 2025, the Company launched the Cross Training Series, a refreshed portfolio of Connected Fitness Products, which includes the Cross Training Bike, Bike+, Tread, Tread+, and Row+. The Company also launched the Peloton Pro Series, a refresh of its portfolio of commercial-certified Peloton-branded products, which now includes the Bike+ Pro, Tread+ Pro, and Row+ Pro. In connection with the Cross Training Series launch, the Company discontinued the sale of its original series (the “Original Series”) Tread, Tread+, and Row; however the Company continues to sell the refurbished Original Series Bike and Bike+, as well as various Precor products (collectively, the "Connected Fitness Products").
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
Basis of Presentation and Consolidation
The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed consolidated balance sheet as of June 30, 2025, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations of the SEC. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the "Form 10-K"). However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
The condensed consolidated financial statements include the accounts of Peloton Interactive, Inc. and its subsidiaries in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows, and the changes in stockholders’ deficit for the interim periods. The results for the three and six months ended December 31, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2026, or any other period.
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
There have been no material changes to the Company’s significant accounting policies from the Form 10-K.
Recently Issued Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
ASU 2023-09
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances income tax information primarily through changes in the rate reconciliation and income taxes paid information. It is effective for fiscal years beginning after December 15, 2024, and should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU.
ASU 2024-03
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires the disaggregation of certain expense captions on the face of the income statement into specified categories in disclosures within the footnotes to the financial statements. It is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, and is permitted on either a prospective or retrospective basis. The Company is currently evaluating the impact of adopting this ASU.
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

3. Revenue
Disaggregation of Revenue
The Company’s revenue disaggregated by segment, excluding sales-based taxes, is included in Note 11, Segment Information. The Company’s revenue disaggregated by geographic region was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(in millions)
North America	$591.7	$616.7	$1,086.1	$1,152.5
International	64.8	57.3	121.2	107.4
Total Revenue	$656.5	$673.9	$1,207.3	$1,259.9
During the three and six months ended December 31, 2025, the Company’s revenue attributable to the United States, included within North America above, was $566.4 million and $1,041.7 million, respectively, or 86% of total revenue. During the three and six months ended December 31, 2024, the Company’s revenue attributable to the United States, included within North America above, was $592.2 million and $1,107.6 million, respectively, or 88% total revenue.
Deferred Revenue and Customer Deposits
Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.
As of December 31, 2025 and June 30, 2025, deferred revenue of $89.8 million and $91.7 million, respectively, and customer deposits of $65.9 million and $59.0 million, respectively, were included in Deferred revenue and customer deposits on the Company’s Condensed Consolidated Balance Sheets.
During the six months ended December 31, 2025 and 2024, the Company recognized revenue of $83.4 million and $89.1 million, respectively, that was included in the deferred revenue balance as of June 30, 2025 and 2024, respectively.
The Company applies the practical expedient as per ASC 606-10-50-14, Revenue from Contracts with Customers, and does not disclose information related to remaining performance obligations due to their original expected terms being one year or less.
Product Warranty
The Company provides a limited warranty for its Connected Fitness Products, including coverage for the touchscreen and most original components, which warrants that the product will operate in accordance with its published specifications and shall be free from defects in the materials and workmanship under normal use for the relevant warranty period. The Company has the obligation, at its option, to either repair or replace the defective product. At the time revenue is recognized for the product, an estimate of future warranty costs is recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical, as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices. The Company’s products are manufactured by contract manufacturers and, in certain cases, the Company may have recourse to such contract manufacturers.
Activity related to the Company’s accrual for its estimated future product warranty obligation was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(in millions)
Balance at beginning of period	$23.1	$20.3	$24.5	$20.3
Provision for warranty accrual	4.2	10.0	8.6	17.1
Warranty claims	(5.7)	(9.7)	(11.5)	(16.8)
Balance at end of period	$21.7	$20.6	$21.7	$20.6
The Company also offers the option for customers in some markets to purchase an extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Products for additional periods beyond the standard product warranty period.
Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Products Revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company’s revenue attributable to extended warranty was $4.0 million and $8.0 million, respectively, representing 1% of total revenue during each of the three and six months ended December 31, 2025, and $5.6 million and $11.8 million, respectively, representing 1% of total revenue during each of the three and six months ended December 31, 2024.
Lessor arrangements
The Company leases Peloton Bike portfolio products under the Peloton Rental program. Lease revenue is recognized on a straight-line basis over the term of the lease within Connected Fitness Products Revenue and was $7.7 million and $17.0 million for the three and six months ended December 31, 2025, respectively, and $11.9 million and $24.4 million for the three and six months ended December 31, 2024, respectively.
4. Restructuring
The Company’s current restructuring efforts began with the implementation of a restructuring plan approved by the Company’s Board of Directors (“Board of Directors”) and announced in 2022, which was subsequently expanded upon and replaced by a new plan approved by the Board of Directors and announced in 2024 (collectively, the “2024 Restructuring Plan”).
In August 2025, the Company announced a subsequent restructuring plan (the “2025 Restructuring Plan” and, together with the 2024 Restructuring Plan, the “Restructuring Plans”), which includes a reduction in global headcount and is intended to continue to improve the Company’s cost structure, operating efficiency, and profitability, while providing the opportunity to return to growth by reinvesting savings into Peloton’s differentiating capabilities. The 2024 Restructuring Plan has been substantially completed and any remaining charges or actions under that plan have been incorporated into the 2025 Restructuring Plan. The Company expects the Restructuring Plans to be substantially implemented by the end of fiscal year 2026, which is subject to change.
In connection with the 2025 Restructuring Plan, the Company estimates that it will incur additional cash restructuring charges of approximately $25.0 million, primarily comprising location strategy costs, lease termination costs, and other exit costs. Additionally, the Company expects to recognize additional non-cash restructuring charges of approximately $5.0 million, primarily comprising asset write-downs and write-offs in connection with the continued exit of the Company’s retail and other leased locations. The Company expects these charges to be substantially incurred by the end of fiscal year 2026, which is subject to change.
Due to the actions taken pursuant to the Restructuring Plans, the Company tested certain long-lived assets (asset groups) for recoverability by comparing the carrying values of the asset group to estimates of their future undiscounted cash flows, which were generally the liquidation value, or for operating lease right-of-use assets, income from a sublease arrangement. Based on the results of the recoverability tests, the Company determined that during the three and six months ended December 31, 2025 and 2024, the undiscounted cash flows of certain assets (asset groups) were below their carrying values, indicating impairment. The assets were written down to their estimated fair values, which were determined based on their estimated liquidation or sales value, or for operating lease right-of-use assets, discounted cash flows of a sublease arrangement.
As a result of these restructuring initiatives, the Company incurred the charges shown in the following table. Asset write-downs and write-offs are included within Impairment expense, and the remaining charges incurred during the relevant periods are included within Restructuring expense, in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Cash restructuring charges:(1)	(in millions)
Severance and other personnel costs	$(0.8)	$0.6	$(1.2)	$0.1
Exit and disposal costs and professional fees	2.5	2.7	7.5	6.1
Total cash restructuring charges	1.6	3.3	6.3	6.2

Non-cash restructuring charges:(1)
Asset write-downs and write-offs	$0.6	$15.5	$7.9	$20.6
Stock-based compensation expense	1.1	—	0.8	—
Total non-cash restructuring charges	1.7	15.5	8.7	20.6

Total	$3.3	$18.8	$15.0	$26.9
_________________________
(1) All cash and non-cash restructuring charges for the three and six months ended December 31, 2025 related to the 2025 Restructuring Plan. All cash and non-cash restructuring charges for the three and six months ended December 31, 2024 related to the 2024 Restructuring Plan.

The following table presents a roll-forward of cash restructuring-related liabilities, which are included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets:

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of September 30, 2024	$1.8	$3.1	$4.8
Cash restructuring charges(1)	0.6	2.7	3.3
Cash payments	(1.4)	(3.2)	(4.5)
Balance as of December 31, 2024	$1.0	$2.6	$3.6

Balance as of September 30, 2025	$18.6	$1.7	$20.3
Cash restructuring charges(1)	(0.8)	2.5	1.6
Cash payments	(3.6)	(3.1)	(6.8)
Balance as of December 31, 2025	$14.1	$1.0	$15.2
_________________________
(1) All cash restructuring charges for the three and six months ended December 31, 2025 related to the 2025 Restructuring Plan. All cash restructuring charges for the three and six months ended December 31, 2024 related to the 2024 Restructuring Plan.

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of June 30, 2024	$12.7	$4.3	$17.0
Cash restructuring charges(1)	0.1	6.1	6.2
Cash payments	(11.8)	(7.8)	(19.6)
Balance as of December 31, 2024	$1.0	$2.6	$3.6

Balance as of June 30, 2025	$23.8	$0.8	$24.6
Cash restructuring charges(1)	(1.2)	7.5	6.3
Cash payments	(8.4)	(7.3)	(15.7)
Balance as of December 31, 2025	$14.1	$1.0	$15.2
_________________________
(1) All cash restructuring charges for the three and six months ended December 31, 2025 related to the 2025 Restructuring Plan. All cash restructuring charges for the three and six months ended December 31, 2024 related to the 2024 Restructuring Plan.
5. Fair Value Measurements
Fair Value Measurements of Other Financial Instruments
The following table presents the estimated fair values and carrying amounts of the Company’s financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets. All of these liabilities’ fair value are considered Level 2:

	December 31, 2025		June 30, 2025
	Carrying Amount(1)	Estimated Fair Value	Carrying Amount(1)	Estimated Fair Value
	(in millions)
0.00% Convertible Senior Notes due 2026	$199.0	$197.4	$199.0	$192.3
5.50% Convertible Senior Notes due 2029	350.0	584.4	350.0	635.8
Term Loan due and payable on May 30, 2029	985.0	985.0	990.0	990.0
Total	$1,534.0	$1,766.8	$1,539.0	$1,818.1
_________________________
(1) Carrying Amount excludes unamortized debt discount and issuance costs of $20.2 million and $15.1 million, respectively, as of December 31, 2025, and unamortized debt discount and issuance costs of $22.7 million and $17.4 million, respectively, as of June 30, 2025.

The estimated fair value of the 2026 Notes and the estimated fair value of the 2029 Notes (each as defined in Note 7, Debt) are determined based on the respective closing prices on the last trading day of the reporting period.
The carrying value of the Term Loan (as defined in Note 7, Debt) approximates the fair value of the Term Loan as of December 31, 2025 and June 30, 2025, respectively.
6. Inventories
Inventories, net consisted of the following:

	December 31, 2025	June 30, 2025
	(in millions)
Raw materials	$25.8	$22.7
Finished products(1)	284.4	337.6
Total inventories(2)	310.2	360.4
Less: Reserves	(95.3)	(154.8)
Total inventories, net	$214.9	$205.6
_________________________
(1) Includes $30.4 million and $40.3 million of finished goods inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of December 31, 2025 and June 30, 2025, respectively.
(2) As of December 31, 2025 and June 30, 2025, there was no work-in-process within inventories.
The Company periodically assesses and adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. The Company’s recorded inventory reserves as of December 31, 2025 primarily consisted of $58.8 million related to excess accessories and apparel inventory and $20.7 million related to excess Connected Fitness Products. The Company’s recorded inventory reserves as of June 30, 2025 primarily consisted of $66.8 million related to excess accessories and apparel inventory and $64.9 million related excess returned Connected Fitness Products, including Guide.
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

The 2029 Notes will mature on December 1, 2029, unless earlier converted, redeemed, or repurchased. The 2029 Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events. A holder may convert its 2029 Notes during any calendar quarter, if the last reported sale price per share of Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The last reported sale price of Class A common stock exceeded 130% of the conversion price of the 2029 Notes for more than 20 trading days during the 30 consecutive trading days, including the last trading day, ended December 31, 2025. Accordingly, as of January 1, 2026, the 2029 Notes may be converted at the option of the applicable holder through March 31, 2026.
On or after September 1, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2029 Notes, in multiples of $1,000 principal amount, at the option of the applicable holder.
The Company may satisfy any conversion obligation under the 2029 Notes by paying and/or delivering, as the case may be, cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2029 Notes Indenture. If all of the 2029 Notes were to be converted prior to March 31, 2026, the Company’s current intention would be to settle such conversion in shares of Class A common stock.
The Company may redeem for cash all or any portion (subject to the partial redemption limitation described in the 2029 Notes Indenture) of the 2029 Notes, at its option, on or after June 7, 2027 and on or before the 20th scheduled trading day immediately before the maturity date, if the last reported sale price per share of Class A common stock exceeds 130% of the conversion price then in effect on (1) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (2) the trading day immediately before the date the Company sends such notice at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2029 Notes, which means that the Company is not required to redeem or retire the 2029 Notes periodically.
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
The effective interest rate upon issuance of the 2029 Notes was 5.97%, which is the effective interest rate as of December 31, 2025.
The net carrying amount of the 2029 Notes was as follows:

	December 31, 2025	June 30, 2025
	(in millions)
Principal	$350.0	$350.0
Unamortized debt issuance costs	(5.7)	(6.4)
Net carrying amount	$344.3	$343.6
The following table sets forth the interest expense recognized related to the 2029 Notes:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(in millions)
Amortization of debt issuance costs	$0.3	$0.3	$0.6	$0.6
Total non-cash interest expense related to the 2029 Notes	0.3	0.3	0.6	0.6
Cash interest expense	4.8	4.8	9.6	9.6
Total interest expense related to the 2029 Notes	$5.1	$5.1	$10.3	$10.2
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
The 2026 Notes will mature on February 15, 2026, unless earlier converted, redeemed, or repurchased. The 2026 Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events. As of December 31, 2025 and June 30, 2025, the 2026 Notes are classified as Current portion of debt on the Condensed Consolidated Balance Sheets due to their upcoming maturity date.
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
The Company may redeem for cash all or any portion (subject to the partial redemption limitation described in the 2026 Notes Indenture) of the 2026 Notes, at its option, on or before the 20th scheduled trading day immediately before the maturity date, if the last reported sale price per share of Class A common stock exceeds 130% of the conversion price then in effect on (1) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (2) the trading day immediately before the date the Company sends such notice at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus any accrued and unpaid special interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes, which means that the Company is not required to redeem or retire the 2026 Notes periodically.
Upon the occurrence of a fundamental change (as defined in the 2026 Notes Indenture), subject to certain conditions, holders may require the Company to repurchase all or a portion of the 2026 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus any accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date. The definition of fundamental change includes certain business combination transactions involving the Company and certain delisting events with respect to the Company’s common stock.
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
Repurchase of a Portion of the 2026 Convertible Notes
In May 2024, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to repurchase $801.0 million of aggregate principal amount of the 2026 Notes for an aggregate of $724.9 million of cash. The Company accounted for this repurchase of the 2026 Notes as a debt extinguishment under ASC 470-50, Debt–Modifications and Extinguishments (“ASC 470-50”). The Company recorded a $69.8 million gain on early extinguishment of debt during the fiscal year ended June 30, 2024, inclusive of a write-off of previously deferred debt issuance costs of $6.3 million. This amount was included within Net gain on debt refinancing on the Consolidated Statements of Operations and Comprehensive Loss in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
The effective interest rate upon issuance of the 2026 Notes was 0.45%, which is the effective interest rate as of December 31, 2025.
The net carrying amount of the 2026 Notes was as follows:

	December 31, 2025	June 30, 2025
	(in millions)
Principal	$199.0	$199.0
Unamortized debt issuance costs	(0.1)	(0.5)
Net carrying amount	$198.9	$198.5
The following table sets forth the interest expense recognized related to the 2026 Notes:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(in millions)
Amortization of debt issuance costs	$0.2	$0.2	$0.4	$0.4
Total interest expense related to the 2026 Notes	$0.2	$0.2	$0.4	$0.4
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
The Company incurred total commitment fees of $0.1 million and $0.2 million during the three and six months ended December 31, 2025, respectively, and $0.1 million and $0.3 million during the three and six months ended December 31, 2024, respectively, which are included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
As of December 31, 2025, the Company had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and the Company had $985.0 million total outstanding borrowings under the Third Amended and Restated Credit Agreement.
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
As of December 31, 2025, the Company had not drawn any amount under the Revolving Facility and as such did not have to test the financial covenants under the Third Amended and Restated Credit Agreement. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of December 31, 2025, the Company had outstanding letters of credit totaling $43.6 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheets.
Upon entering into the Term Loan, the effective interest rate was 12.4% and the current effective interest rate as of December 31, 2025 is 10.3%.
The net carrying amount of the Term Loan was as follows:

	December 31, 2025	June 30, 2025
	(in millions)
Principal	$1,000.0	$1,000.0
Principal payments	(15.0)	(10.0)
Unamortized debt discount	(20.2)	(22.7)
Unamortized debt issuance costs	(9.3)	(10.4)
Net carrying amount	$955.5	$956.9

The following table sets forth the interest expense recognized related to the Term Loan:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(in millions)
Amortization of debt discount	$1.3	$1.1	$2.5	$2.2
Amortization of debt issuance costs	0.6	0.5	1.1	1.0
Total non-cash interest expense related to the Term Loan	1.8	1.6	3.6	3.2
Cash interest expense	24.0	27.3	48.9	56.2
Total interest expense related to the Term Loan	$25.8	$28.9	$52.5	$59.4
Maturities of Debt Instruments
The following table sets forth maturities of the Company’s debt instruments, including convertible notes payable, gross of debt issuance costs and debt discounts, as of December 31, 2025:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2026 (remaining)(1)	$204.0
2027	10.0
2028	10.0
2029	960.0
2030	350.0
Total	$1,534.0
____________________________
(1) Includes $5.0 million related to the Term Loan and $199.0 million related to the 2026 Notes.
8. Commitments and Contingencies
Music License Agreements
The Company is subject to minimum royalty payments associated with certain music license agreements. The following represents the Company's guaranteed payments under music license agreements, as of December 31, 2025:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2026 (remaining)	$32.8
2027	76.4
2028	21.9
2029	15.2
2030	0.2
Total	$146.5
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
In May 2021, the Company initiated a voluntary recall of its Tread+ product in collaboration with the U.S. Consumer Product Safety Commission (“CPSC”). In December 2022, the Company entered into a settlement agreement with the CPSC regarding matters related to the Tread+ recall. In the settlement, the Company agreed to pay a $19.1 million civil penalty, resolving the CPSC’s charges that the Company violated the Consumer Product Safety Act (the “CPSA”). On May 18, 2023, the Company and the CPSC jointly announced the approval of a rear guard repair for the recalled Tread+. As previously disclosed, the Company was subpoenaed by the U.S. Department of Justice and Department of Homeland Security for documents and other information related to the Company’s statutory obligations, including under the CPSA.
On October 26, 2021 and January 24, 2022, the United States District Court for the Eastern District of New York consolidated four stockholder derivative actions purportedly brought on behalf of the Company against certain of the Company’s officers and directors under the caption In re Peloton Interactive, Inc. Derivative Litigation, Master File No. 21-cv-02862-CBA-PK (the “EDNY Derivative Action”), which alleged, among other claims, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Exchange Act related to the Peloton Tread+ and the safety of the product. Alan Chu, Moshe Genack, Xingqi Liu and Anthony Franchi were appointed as co-lead plaintiffs. On December 14, 2022, two putative verified stockholder derivative actions in the Court of Chancery of the State of Delaware, purportedly brought on behalf of the Company against certain of the Company’s officers and directors asserting similar allegations to those made in the EDNY Derivative Action, were consolidated as In re Peloton Interactive, Inc. Stockholder Derivative Litigation, Consol. Case No. 2022-1051-KSJM (the “Chancery Derivative Action”). On December 22, 2022, a stockholder filed a related putative stockholder derivative action in the United States District Court for the District of Delaware, asserting similar allegations to those in the EDNY Derivative Action and the Chancery Derivative Action against certain of the Company’s officers and directors, captioned Blackburn v. Foley, et al., Case No. 22-cv-01618-GBW (the “Blackburn Action”). The EDNY Derivative Action, the Chancery Derivative Action, and the Blackburn Action were all stayed pending the resolution of a related securities class action in the United States District Court for the Eastern District of New York (the “EDNY Class Action”). The court entered a final judgment in the EDNY Class Action on July 9, 2024. The parties in the EDNY Derivative Action, the Chancery Derivative Action, and the Blackburn Action agreed to a settlement-in-principle to resolve those derivative actions on July 29, 2024, and plaintiffs filed a motion for preliminary approval of that settlement in the EDNY Derivative Action on November 15, 2024, which was granted on April 7, 2025. Following a final approval hearing on June 13, 2025, the court presiding over the EDNY Derivative Action approved the settlement on July 1, 2025 and entered judgment on July 2, 2025. The Blackburn Action was dismissed with prejudice on July 10, 2025. The parties in the Chancery Derivative Action have likewise stipulated to dismissal with prejudice, and, following a November 24, 2025 hearing, submitted supplemental briefing regarding the dismissal.
On May 11, 2023, in collaboration with the CPSC, the Company announced a voluntary recall of the Original Series Bike (not Bike+) sold in the U.S. from January 2018 to May 2023 related to its seat post, and the Company is offering a free replacement seat post as the approved repair. On June 9, 2023, Sam Solomon filed a putative securities class action against the Company and certain of the Company’s officers in the U.S. District Court for the Eastern District of New York, Case No. 1:23-cv-04279-MKB-JRC (the “2023 Securities Litigation”). Jia Tian and David Feigelman were appointed as co-lead plaintiffs. On November 6, 2023, co-lead plaintiffs filed an amended complaint purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired the Company’s common stock between May 6, 2021 and August 22, 2023, alleging that the defendants made false and/or misleading statements relating to the seat post recall in violation of Sections 10(b) and 20(a) of the Exchange Act. On February 2, 2024, defendants served a motion to dismiss the amended complaint. Briefing on defendants’ motion to dismiss the amended complaint in the 2023 Securities Litigation was completed on May 17, 2024. On February 14, 2025, the court issued a memorandum and order granting defendants’ motion to dismiss and dismissing the amended complaint with leave to file a second amended complaint. On April 11, 2025, co-lead plaintiffs filed a second amended complaint asserting similar claims under Sections 10(b) and 20(a) of the Exchange Act, purportedly on behalf of the same proposed class. On May 21, 2025, defendants served a motion to dismiss the second amended complaint. Briefing on defendants’ motion to dismiss the second amended complaint in the 2023 Securities Litigation was completed on July 28, 2025.
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
On May 5, 2022, the United States District Court for the Southern District of New York consolidated two putative securities class action lawsuits against the Company and certain of the Company’s officers under the caption City of Hialeah Employees Retirement System et al. v. Peloton Interactive, Inc., et al., Case No. 21-CV-09582-ALC-OTW and appointed Robeco Capital Growth Funds SICAV – Robeco Global Consumer Trends as lead plaintiff in the class action (the “SDNY Class Action”). Lead plaintiff filed its amended complaint on June 25, 2022, alleging that the defendants made false and/or misleading statements about demand for the Company’s products and the reasons for the Company’s inventory growth, and engaged in improper trading in violation of Sections 10(b) and 20A of the Exchange Act. On March 30, 2023, the court granted defendants’ motion to dismiss, with leave to amend. Plaintiffs filed an amended complaint on May 6, 2023, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired the Company’s common stock between February 5, 2021 and January 19, 2022, and defendants moved to dismiss the complaint on June 16, 2023. On September 30, 2024, the court granted defendants’ motion to dismiss the second amended complaint with prejudice (the “Order”). On October 21, 2024, plaintiffs filed a notice of appeal of the Order with the United States Court of Appeals for the Second Circuit (the “Second Circuit”) and filed their brief in support of their appeal on December 10, 2024. Defendants filed their responsive brief on January 28, 2025. The Second Circuit heard argument on the appeal on April 11, 2025. On August 27, 2025, the Second Circuit affirmed the Order in part, vacated the Order in part, and remanded the action to the district court for further proceedings, including to consider whether plaintiffs have sufficiently alleged other elements of their claims. The mandate to the district court was issued on September 18, 2025. Consistent with the Second Circuit’s decision, the district court dismissed three defendants from the case on September 10, 2025. The remaining defendants filed a renewed motion to dismiss plaintiffs’ claims in full on October 15, 2025. Briefing on defendants’ renewed motion to dismiss the SDNY Class Action was completed on December 10, 2025.
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
9. Income Taxes
The Company recorded a (benefit) provision for income taxes of $(0.2) million and $0.5 million for the three and six months ended December 31, 2025, respectively, and a provision of $0.7 million and $1.6 million for the three and six months ended December 31, 2024 respectively. Furthermore, the Company's effective tax rates were 0.51% and (2.05)% for the three and six months ended December 31, 2025, respectively, and (0.77)% and (1.75)% for the three and six months ended December 31, 2024, respectively. The income tax provision and the effective tax rate are primarily driven by state and international taxes.
The Company maintains a valuation allowance on the majority of its deferred tax assets as it has concluded that it is more likely than not that the deferred assets will not be utilized.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States, which made permanent or extended many of the provisions from the Tax Cuts and Jobs Act of 2017. The immediate expensing of domestic research and experimental expenditures for tax years beginning after December 31, 2024 is now permanent, as is 100% bonus depreciation for qualified property acquired and placed in service after January 19, 2025. The bill permanently reinstates the more favorable EBITDA approach for calculating the business interest deduction limitation under Section 163(j), among implementing other changes. The Company has accounted for the provisions of the OBBBA in its condensed consolidated financial statements. The changes are not expected to affect the Company’s U.S. net deferred tax assets or liabilities, as the Company continues to maintain a full valuation allowance against those balances.
10. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of outstanding shares of common stock during the period. Diluted net loss per share is computed using the treasury stock method for stock-based awards, and the if-converted method for convertible senior notes. Under the treasury stock method, the denominator is adjusted to include, when dilutive, incremental shares issuable upon the assumed exercise of stock options, ESPP shares to be issued, and vesting of service-based and performance-based restricted stock units. Under the if-converted method, the numerator is adjusted to add back interest expense on the convertible senior notes, net of tax, and the denominator is adjusted to include incremental shares issuable upon conversion of the convertible senior notes, when the effect of applying this method is dilutive. Basic and diluted net loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The computation of basic and diluted net loss per share is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	($ in millions, except per share amounts)
Numerator:
Net loss attributable to common stockholders	$(38.8)	$(92.0)	$(24.8)	$(92.8)
Denominator:
Weighted-average common shares outstanding	421,310,905	385,591,039	417,209,505	382,059,323
Net loss per share, basic and diluted	$(0.09)	$(0.24)	$(0.06)	$(0.24)

As of December 31, 2025 and 2024, 68.4 million and 103.3 million potentially dilutive stock-based awards, calculated as the total outstanding shares as of those period ends, were excluded from the computation of diluted net loss per share. Additionally, 77.3 million of potentially dilutive shares related to convertible senior notes, calculated under the if-converted method, were excluded from the computation of diluted net loss per share as of December 31, 2025 and 2024. These amounts were excluded as they would have been anti-dilutive.
11. Segment Information
The Company has two reportable segments: Connected Fitness Products and Subscription. The Connected Fitness Products segment primarily derives revenue from the sale of the Company's portfolio of Connected Fitness Products and related accessories, as well as Precor-branded fitness products, delivery and installation services, Peloton Bike portfolio rental products, extended warranty agreements, branded apparel, and commercial service contracts. The Subscription segment primarily derives revenue from monthly Subscription fees. There are no internal revenue transactions between the Company’s segments. Segment information is presented in the same manner that the chief operating decision maker ("CODM"), the Chief Executive Officer and President, reviews the operating results in assessing performance and allocating resources. No operating segments have been aggregated to form the reportable segments.
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

Information on reportable segments and reconciliation to consolidated Loss before income taxes is as follows:

	Three Months Ended December 31, 2025			Six Months Ended December 31, 2025
	Connected Fitness Products	Subscription	Total	Connected Fitness Products	Subscription	Total
	(in millions)
Revenue	$243.9	$412.6	$656.5	$396.4	$811.0	$1,207.3
Consolidated Revenue			$656.5			$1,207.3
Less:
Adjusted Cost of revenue	209.9	115.3	325.2	351.8	240.5	592.3
Segment Adjusted Gross profit	$34.0	$297.3	$331.3	$44.5	$570.5	$615.1

Reconciliation to consolidated loss before income taxes:
Sales and marketing			(152.1)			(218.9)
General and administrative			(102.9)			(203.7)
Research and development			(65.0)			(127.1)
Impairment expense			(23.0)			(31.3)
Restructuring expense			(2.7)			(7.1)
Supplier settlements			—			—
Total other expense, net			(24.7)			(51.4)
Loss before income taxes			$(39.0)			$(24.4)

	Three Months Ended December 31, 2024			Six Months Ended December 31, 2024
	Connected Fitness Products	Subscription	Total	Connected Fitness Products	Subscription	Total
	(in millions)
Revenue	$253.4	$420.6	$673.9	$413.0	$846.9	$1,259.9
Consolidated Revenue			$673.9			$1,259.9
Less:
Adjusted Cost of revenue	223.6	139.8	363.4	370.6	280.8	651.4
Segment Adjusted Gross profit	$29.8	$280.8	$310.6	$42.4	$566.1	$608.5

Reconciliation to consolidated loss before income taxes:
Allocated overhead costs			7.8			13.7
Sales and marketing			(152.7)			(234.6)
General and administrative			(131.3)			(250.8)
Research and development			(60.3)			(118.8)
Impairment expense			(16.7)			(21.6)
Restructuring expense			(3.3)			(6.2)
Supplier settlements			—			(23.5)
Total other expense, net			(45.3)			(57.8)
Loss before income taxes			$(91.2)			$(91.3)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on August 7, 2025 (“Form 10-K”). As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward looking statements that involve risks, uncertainties, assumptions, and other important factors that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of the Form 10-K.
Overview
Peloton is a leading global fitness and wellness company that empowers its Members (as defined below) to live fit, strong, long, and happy by providing fitness and wellness products and services they can use anytime, anywhere. We have a highly engaged community of nearly 5.8 million Members as of December 31, 2025, across the United States, United Kingdom, Canada, Germany, Australia, and Austria. As a category innovator at the nexus of fitness and wellness, technology, and media, we deliver experiences through our world-renowned Instructors, premium hardware and innovative software, personalization, and extensive modalities and content formats. Founded in 2012 and headquartered in New York City, Peloton aims to scale across the markets in which it operates.
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
In October 2025, we launched the Cross Training Series, a refreshed portfolio of Connected Fitness Products, which includes the Cross Training Bike, Bike+, Tread, Tread+, and Row+. We also launched the Peloton Pro Series, a refresh of our portfolio of commercial-certified Peloton-branded products, which now includes the Bike+ Pro, Tread+ Pro, and Row+ Pro. In connection with the Cross Training Series launch, we discontinued the sale of our original series (the “Original Series”) Tread, Tread+, and Row; however we continue to sell the refurbished Original Series Bike and Bike+, as well as our Precor products (collectively, the "Connected Fitness Products").
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
Restructuring
In August 2025, we announced a restructuring plan (the “2025 Restructuring Plan”), which includes a reduction in global headcount and is intended to continue to improve our cost structure, operating efficiency, and profitability, while providing us the opportunity to return to growth by reinvesting expected savings into our differentiating capabilities. We expect the 2025 Restructuring Plan to be substantially implemented by the end of fiscal year 2026, which is subject to change.
In connection with the 2025 Restructuring Plan, we estimate that we will incur additional cash restructuring charges of approximately $25.0 million, primarily comprising location strategy costs, lease termination costs, and other exit costs. Additionally, we expect to recognize additional non-cash restructuring charges of approximately $5.0 million, primarily comprising asset write-downs and write-offs in connection with the continued exit of our retail and other leased locations. We expect these charges to be substantially incurred by the end of fiscal year 2026, which is subject to change.
Upon full implementation, we expect the 2025 Restructuring Plan to achieve at least $100.0 million of run-rate savings by the end of fiscal year 2026.
We may not be able to realize the cost savings and benefits initially anticipated as a result of the Restructuring Plans, and implementation and transition costs may be greater than expected. See “Risk Factors — Risks Related to Our Business — We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business” in the Form 10-K.

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
Voluntary Recall
As previously disclosed, on November 6, 2025, in collaboration with the U.S. Consumer Product Safety Commission and Health Canada, we announced a voluntary recall of about 833,000 units in the U.S. and 44,800 units in Canada of the Original Series Bike+ (not Cross Training Bike+). We are offering Members a free replacement seat post as the approved remedy.
As of December 31, 2025, we have accrued $7.5 million to replace Original Series Bike+ seat posts, which is a reduction from our accrual of $16.5 million as of September 30, 2025. This reduction is primarily driven by the utilization of our previously established accrual. This accrual is based on an amount that we deem probable and estimable and is reflected in Connected Fitness Products Cost of revenue in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

We may continue to incur additional costs beyond what we have currently estimated to be probable and reasonably estimable, including in connection with the voluntary recall, and if the number of reported incidents involving the Original Series Bike+ seat post materially increases, such additional costs may be material. See “Risk Factors — Risks Related to Our Connected Fitness Products and Members — Our products and services may be affected from time to time by design and manufacturing defects or product safety issues, real or perceived, that could adversely affect our business and result in harm to our reputation” in the Form 10-K.
Key Operational and Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended December 31,
	2025	2024
Ending Paid Connected Fitness Subscriptions (in millions)(1)	2.661	2.875
Average Net Monthly Paid Connected Fitness Subscription Churn(1)	1.9%	1.4%
Ending Paid App Subscriptions (in millions)(1)	0.522	0.585
Subscription Gross Profit (in millions)	$297.3	$285.6
Subscription Contribution (in millions)(2)	$313.3	$303.4
Subscription Gross Margin	72.1%	67.9%
Subscription Contribution Margin(2)	75.9%	72.1%
Net loss (in millions)	$(38.8)	$(92.0)
Adjusted EBITDA (in millions)(3)	$81.4	$58.4
Net cash provided by operating activities (in millions)	$71.9	$106.7
Free Cash Flow (in millions)(4)	$71.0	$106.0
______________________________
(1) Beginning January 1, 2025, we migrated our subscription data model for reporting Ending Paid Connected Fitness Subscriptions, Average Net Monthly Paid Connected Fitness Subscription Churn, and Ending Paid App Subscriptions to a new data model that provides greater visibility to changes to a subscription's payment status when they occur. The new model gives us more precise and timely data on subscription pause and churn behavior. Prior period information has been revised to conform with current period presentation. The impact of this change in the model on Ending Paid Connected Fitness Subscriptions, Average Net Monthly Paid Connected Fitness Subscription Churn, and Ending Paid App Subscriptions for the three months ended December 31, 2025 and 2024 is immaterial. Starting in fiscal 2026, we no longer report on Average Monthly Paid App Subscription Churn.
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
Subscription
Subscription Revenue primarily consists of revenue generated from our Paid Connected Fitness Subscriptions and Paid Peloton App Subscriptions, which are offered on a month-to-month or prepaid basis, and revenue generated from content licensing arrangements.
As of December 31, 2025, 99% and 76% of our Connected Fitness Subscription and Paid App Subscription bases, respectively, were paying month-to-month.
A single Connected Fitness Subscription provides access to multiple, different Peloton Connected Fitness Products (such as a Peloton Bike and Peloton Tread) in the same household. As of December 31, 2025, approximately 11% of our Connected Fitness Subscriptions owned multiple, different Connected Fitness Products.
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

Operating expenses
Sales and marketing
Sales and marketing expense primarily consists of performance marketing media spend, asset creation, and other brand creative, sales and marketing personnel-related expenses, including stock-based compensation expense, costs to operate our retail locations, including rent and occupancy charges, payment processing fees incurred in connection with the sale of our Connected Fitness Products, expenses related to the Peloton Apps, and depreciation of property and equipment.
General and administrative
General and administrative expense primarily consists of personnel-related expenses, including stock-based compensation expense, and facilities-related costs, primarily for our executive, finance, accounting, legal, human resources, IT functions, and Member support team. General and administrative expense also includes software and IT costs, fees for professional services principally comprising legal, audit, tax and accounting services, depreciation of property and equipment, insurance, and litigation settlement costs.
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
Income tax (benefit) expense
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$243.9	$253.4	$396.4	$413.0
Subscription	412.6	420.6	811.0	846.9
Total revenue	656.5	673.9	1,207.3	1,259.9
Cost of revenue(1)(2)
Connected Fitness Products	209.9	220.6	351.8	365.5
Subscription	115.3	135.0	240.5	272.2
Total cost of revenue	325.2	355.6	592.3	637.8
Gross profit	331.3	318.4	615.1	622.1
Operating expenses
Sales and marketing(1)(2)	152.1	152.7	218.9	234.6
General and administrative(1)(2)	102.9	131.3	203.7	250.8
Research and development(1)(2)	65.0	60.3	127.1	118.8
Impairment expense	23.0	16.7	31.3	21.6
Restructuring expense(1)	2.7	3.3	7.1	6.2
Supplier settlements	—	—	—	23.5
Total operating expenses	345.6	364.3	588.0	655.5
(Loss) income from operations	(14.3)	(45.9)	27.0	(33.4)
Other expense, net:
Interest expense	(31.5)	(34.6)	(63.8)	(70.0)
Interest income	9.2	7.7	18.9	15.8
Foreign exchange loss	(2.4)	(18.5)	(6.2)	(3.7)
Other income (expense), net	0.1	0.2	(0.3)	0.1
Total other expense, net	(24.7)	(45.3)	(51.4)	(57.8)
Loss before income taxes	(39.0)	(91.2)	(24.4)	(91.3)
Income tax (benefit) expense	(0.2)	0.7	0.5	1.6
Net loss	$(38.8)	$(92.0)	$(24.8)	$(92.8)

____________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(in millions)
Cost of revenue
Connected Fitness Products	$2.5	$2.5	$4.6	$4.7
Subscription	11.6	10.3	22.5	19.0
Total cost of revenue	14.1	12.8	27.0	23.8
Sales and marketing	7.3	4.8	13.4	8.5
General and administrative	20.0	31.3	37.1	52.4
Research and development	13.2	12.6	24.5	24.0
Restructuring expense	1.1	—	0.8	—
Total stock-based compensation expense	$55.7	$61.5	$102.9	$108.7
____________________
(2) Includes depreciation and amortization expense as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(in millions)
Cost of revenue
Connected Fitness Products	$2.3	$3.8	$5.0	$8.2
Subscription	4.4	7.5	9.3	15.4
Total cost of revenue	6.7	11.3	14.4	23.6
Sales and marketing	3.4	4.5	7.0	9.4
General and administrative	2.4	4.6	5.0	9.6
Research and development	2.9	2.4	5.8	5.1
Total depreciation and amortization expense	$15.4	$22.8	$32.1	$47.6
Comparison of the Three and Six Months Ended December 31, 2025 and 2024
Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024	% Change	2025	2024	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$243.9	$253.4	(3.7)%	$396.4	$413.0	(4.0)%
Subscription	412.6	420.6	(1.9)	811.0	846.9	(4.2)
Total Revenue	$656.5	$673.9	(2.6)%	$1,207.3	$1,259.9	(4.2)%
Percentage of revenue
Connected Fitness Products	37.2%	37.6%		32.8%	32.8%
Subscription	62.8	62.4		67.2	67.2
Total	100.0%	100.0%		100.0%	100.0%
Three and Six Months Ended December 31, 2025 and 2024
Connected Fitness Products Revenue decreased $9.4 million and $16.6 million for the three and six months ended December 31, 2025, respectively, compared to the three and six months ended December 31, 2024. This decrease was primarily attributable to fewer Connected Fitness product deliveries driven by lower sales, partially offset by improvements in Precor revenue and higher average selling prices for products in our Cross Training Series, which launched in October 2025.

Subscription Revenue decreased $8.0 million and $35.9 million for the three and six months ended December 31, 2025, respectively, compared to the three and six months ended December 31, 2024, primarily due to decreases in Paid Connected Fitness and App Subscriptions and decreases in content licensing revenue, partially offset by the subscription price increases during the three months ended December 31, 2025.
Cost of revenue, Gross profit, and Gross margin

	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024	% Change	2025	2024	% Change
	(dollars in millions)
Cost of revenue:
Connected Fitness Products	$209.9	$220.6	(4.8)%	$351.8	$365.5	(3.8)%
Subscription	115.3	135.0	(14.6)	240.5	272.2	(11.7)
Total Cost of revenue	$325.2	$355.6	(8.5)%	$592.3	$637.8	(7.1)%
Gross profit:
Connected Fitness Products	$34.0	$32.8	3.6%	$44.5	$47.4	(6.1)%
Subscription	297.3	285.6	4.1%	570.5	574.7	(0.7)%
Total Gross profit	$331.3	$318.4	4.1%	$615.1	$622.1	(1.1)%
Gross margin:
Connected Fitness Products	13.9%	12.9%		11.2%	11.5%
Subscription	72.1%	67.9%		70.4%	67.9%
Three Months Ended December 31, 2025 and 2024
Connected Fitness Products Cost of revenue decreased $10.6 million for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. This decrease was primarily driven by fewer Connected Fitness product deliveries, resulting from lower sales, and lower warranty costs, partially offset by higher Precor sales and an increase in import tariff charges.
Our Connected Fitness Products Gross margin increased to 13.9% for the three months ended December 31, 2025, compared to 12.9% for the three months ended December 31, 2024. This increase was primarily driven by lower warranty costs and a mix shift towards higher margin products, partially offset by an increase in import tariff charges and inventory reserves.
Subscription Cost of revenue decreased $19.7 million for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily due to lower music royalties costs and related reserves.
Subscription Gross margin increased to 72.1% for the three months ended December 31, 2025, compared to 67.9% for the three months ended December 31, 2024. This increase was primarily driven by the subscription price increases during the three months ended December 31, 2025 and lower music royalties costs and related reserves, partially offset by decreases in Paid Connected Fitness and App Subscriptions.
Six Months Ended December 31, 2025 and 2024
Connected Fitness Products Cost of revenue decreased $13.7 million for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. This decrease was primarily driven by fewer Connected Fitness Product deliveries, resulting from lower sales, and lower warranty costs, partially offset by the $13.5 million expense incurred related to the Original Series Bike+ seat post recall, higher Precor sales, and an increase in import tariff charges.
Our Connected Fitness Products Gross margin decreased to 11.2% for the six months ended December 31, 2025, compared to 11.5% for the six months ended December 31, 2024. This decrease was primarily driven by the $13.5 million expense incurred related to the Original Series Bike+ seat post recall and an increase in import tariff charges, partially offset by a mix shift towards higher margin products and lower warranty costs.
Subscription Cost of revenue decreased $31.8 million for the six months ended December 31, 2025, compared to the six months ended December 31, 2024, primarily due to lower music royalties costs and related reserves.
Subscription Gross margin increased to 70.4% for the six months ended December 31, 2025, compared to 67.9% for the six months ended December 31, 2024. This increase was primarily driven by the subscription price increases during the six months ended December 31, 2025, and lower music royalties costs and related reserves, partially offset by decreases in Paid Connected Fitness and App Subscriptions.

Operating Expenses
Sales and marketing

	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024	% Change	2025	2024	% Change
	(dollars in millions)
Sales and marketing	$152.1	$152.7	(0.4)%	$218.9	$234.6	(6.7)%
As a percentage of total revenue	23.2%	22.7%		18.1%	18.6%
Three Months Ended December 31, 2025 and 2024
Sales and marketing expense decreased $0.6 million for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily driven by a decrease in rent and occupancy charges due to the exit of certain retail showroom locations.
Six Months Ended December 31, 2025 and 2024
Sales and marketing expense decreased $15.7 million for the six months ended December 31, 2025, compared to the six months ended December 31, 2024, primarily driven by a decrease in acquisition and brand marketing charges.
General and administrative

	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024	% Change	2025	2024	% Change
	(dollars in millions)
General and administrative	$102.9	$131.3	(21.6)%	$203.7	$250.8	(18.8)%
As a percentage of total revenue	15.7%	19.5%		16.9%	19.9%
Three and Six Months Ended December 31, 2025 and 2024
General and administrative expense decreased $28.4 million and $47.1 million for the three and six months ended December 31, 2025, respectively, compared to the three and six months ended December 31, 2024. The decrease was mainly driven by a decrease of $20.0 million and $28.6 million in personnel-related expenses, inclusive of stock-based compensation expense, respectively, primarily due to decreased average headcount and the assignment of executive compensation to the various expense captions beginning in fiscal 2026, a decrease of $4.4 million and $8.2 million in rent and occupancy charges, respectively, primarily due to the assignment of other corporate overhead costs to the various expense captions beginning in fiscal 2026, and a decrease of $3.2 million and $6.8 million in professional services fees, respectively.
Research and development

	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024	% Change	2025	2024	% Change
	(dollars in millions)
Research and development	$65.0	$60.3	7.8%	$127.1	$118.8	7.0%
As a percentage of total revenue	9.9%	8.9%		10.5%	9.4%
Three and Six Months Ended December 31, 2025 and 2024
Research and development expense increased $4.7 million and $8.3 million for the three and six months ended December 31, 2025, respectively, compared to the three and six months ended December 31, 2024, mainly driven by an increase of $3.8 million and $7.4 million in personnel-related expenses, inclusive of stock-based compensation expense, respectively, and an increase of $1.4 million and $3.0 million in rent and occupancy charges, respectively, both primarily due to the assignment of executive compensation and other corporate overhead costs, discussed above.

Impairment expense

	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024	% Change	2025	2024	% Change
	(dollars in millions)
Impairment expense	$23.0	$16.7	37.3%	$31.3	$21.6	44.8%
Three and Six Months Ended December 31, 2025 and 2024
Impairment expense increased $6.2 million and $9.7 million for the three and six months ended December 31, 2025, respectively, compared to the three and six months ended December 31, 2024, primarily due to $22.9 million in asset write-downs and write-offs related to plans to right-size portions of our corporate office footprint during the three and six months ended December 31, 2025, partially offset by decreases of $16.2 million and $14.1 million in impairment expense related to the exit of retail showroom locations during the three and six months ended December 31, 2025, respectively.
Restructuring expense

	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024	% Change	2025	2024	% Change
	(dollars in millions)
Restructuring expense	$2.7	$3.3	(18.3)%	$7.1	$6.2	14.2%
Three Months Ended December 31, 2025 and 2024
Restructuring expense decreased $0.6 million for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily due to a decrease in severance and other personnel costs, partially offset by an increase in stock-based compensation expense, in connection with the Restructuring Plans.
Six Months Ended December 31, 2025 and 2024
Restructuring expense increased $0.9 million for the six months ended December 31, 2025, compared to the six months ended December 31, 2024, primarily due to an increase in stock-based compensation expense in connection with the Restructuring Plans.
Supplier settlements

	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024	% Change	2025	2024	% Change
	(dollars in millions)
Supplier settlements	$—	$—	—%	$—	$23.5	(100.0)%
Six Months Ended December 31, 2025 and 2024
Supplier settlements decreased $23.5 million for the six months ended December 31, 2025, compared to the six months ended December 31, 2024, due to accruals for the six months ended December 31, 2024 related to the settlement of disputes with a third-party supplier about certain alleged past and future commitments.
Total other expense, net and Income tax (benefit) expense

	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024	% Change	2025	2024	% Change
	(dollars in millions)
Interest expense	$(31.5)	$(34.6)	(9.0)%	$(63.8)	$(70.0)	(8.8)%
Interest income	9.2	7.7	19.8%	18.9	15.8	20.0%
Foreign exchange loss	(2.4)	(18.5)	(86.8)%	(6.2)	(3.7)	66.8%
Other income (expense), net	0.1	0.2	(68.2)%	(0.3)	0.1	(411.7)%
Income tax (benefit) expense	(0.2)	0.7	(131.3)%	0.5	1.6	(69.5)%
Total other expense, net comprised the following for the three and six months ended December 31, 2025:
•Interest expense primarily related to our Term Loan and convertible notes of $31.5 million and $63.8 million, respectively;
•Interest income from cash, cash equivalents, and short-term investments of $9.2 million and $18.9 million, respectively;
•Foreign exchange losses of $2.4 million and $6.2 million, respectively; and

•Other income (expense), net of $0.1 million and $(0.3) million, respectively.
Total other expense, net comprised the following for the three and six months ended December 31, 2024:
•Interest expense primarily related to our Term Loan and convertible notes of $34.6 million and $70.0 million, respectively;
•Interest income from cash, cash equivalents, and short-term investments of $7.7 million and $15.8 million, respectively;
•Foreign exchange losses of $18.5 million and $3.7 million, respectively; and
•Other income, net of $0.2 million and $0.1 million, respectively.
Income tax (benefit) expense for the three and six months ended December 31, 2025 of $(0.2) million and $0.5 million, respectively, was primarily due to state and international taxes. Income tax expense for the three and six months ended December 31, 2024 of $0.7 million and $1.6 million, respectively, was primarily due to state and international taxes.
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
The following table presents a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(in millions)
Net loss	$(38.8)	$(92.0)	$(24.8)	$(92.8)
Adjusted to exclude the following:
Total other expense, net(1)	24.7	45.3	51.4	57.8
Income tax (benefit) expense	(0.2)	0.7	0.5	1.6
Depreciation and amortization expense	15.4	22.8	32.1	47.6
Stock-based compensation expense	54.6	61.5	102.1	108.7
Impairment expense	23.0	16.7	31.3	21.6
Restructuring expense(2)	2.7	3.3	7.1	6.2
Supplier settlements(3)	—	—	—	23.5
Adjusted EBITDA	$81.4	$58.4	$199.7	$174.2
______________________
(1) Primarily consists of Interest expense of $31.5 million and $63.8 million, Interest income of $(9.2) million and $(18.9) million, and foreign exchange losses of $2.4 million and $6.2 million, for the three and six months ended December 31, 2025, respectively. Primarily consists of Interest expense of $34.6 million and $70.0 million, foreign exchange losses of $18.5 million and $3.7 million, and Interest income of $(7.7) million and $(15.8) million, for the three and six months ended December 31, 2024, respectively.
(2) Represents charges incurred in connection with the Restructuring Plans; refer to Note 4, Restructuring in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3) Represents accrual for the six months ended December 31, 2024 related to settlement of disputes with a third-party supplier about certain alleged past and future commitments, which occurred due to part of an unusual, one-time effort to adjust our forecasted inventory during its fiscal years 2022 and 2023. With this settlement, we have substantially settled our purchase commitments related disputes with our suppliers that were linked to our one-time effort to evaluate and adjust our forecasted inventory needs with our suppliers during fiscal years 2022 and 2023. As such, we currently do not expect to add back any additional supplier settlements related to that effort.
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
The following table presents a reconciliation of Subscription Contribution and Subscription Contribution Margin to Subscription Gross Profit and Subscription Gross Margin, respectively, which are the most directly comparable financial measures prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(dollars in millions)
Subscription Revenue	$412.6	$420.6	$811.0	$846.9
Less: Subscription Cost of revenue	115.3	135.0	240.5	272.2
Subscription Gross Profit	$297.3	$285.6	$570.5	$574.7
Subscription Gross Margin	72.1%	67.9%	70.4%	67.9%
Add back:
Depreciation and amortization expense	$4.4	$7.5	$9.3	$15.4
Stock-based compensation expense	11.6	10.3	22.5	19.0
Subscription Contribution	$313.3	$303.4	$602.4	$609.1
Subscription Contribution Margin	75.9%	72.1%	74.3%	71.9%
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
The following table presents a reconciliation of Free Cash Flow to Net cash provided by operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(in millions)
Net cash provided by operating activities	$71.9	$106.7	$143.8	$119.2
Capital expenditures	(0.9)	(0.7)	(5.4)	(2.5)
Free Cash Flow	$71.0	$106.0	$138.4	$116.6
Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, our Term Loan, as well as cash flows from operating activities. As of December 31, 2025, we had Cash and cash equivalents of approximately $1,179.6 million.
We anticipate capital expenditures over the next 12 months to include investments in product development, content and our studios, systems implementation, and IT infrastructure.

We believe our existing cash and cash equivalents and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months and beyond. Our future capital requirements could vary materially from those currently planned and will depend on many factors and their timing, including:
•Our rate of revenue growth and market acceptance of our Connected Fitness Products;
•Adjustments to our supply chain and cost structures in response to material fluctuations in product demand;
•Expenditures related to acquisitions;
•Spending on research and development and manufacturing initiatives;
•The financial impact of product recalls and sales and marketing activities
•New product introductions;
•Investments needed for international expansion; and
•Overall economic conditions.
To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in further dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and the instruments governing such debt could include operating and financing covenants that would restrict our operations. There can be no assurance that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.
Cash Flows

	Six Months Ended December 31,
	2025	2024
	(in millions)
Net cash provided by operating activities	$143.8	$119.2
Net cash (used in) provided by investing activities	(7.6)	1.7
Net cash (used in) provided by financing activities	(2.6)	4.0
Operating Activities
Net cash provided by operating activities of $143.8 million for the six months ended December 31, 2025 was primarily related to non-cash adjustments of $203.9 million, partially offset by a net increase in operating assets and liabilities of $35.3 million and a net loss of $24.8 million. Non-cash adjustments primarily consisted of $102.9 million of stock-based compensation expense, $32.1 million of depreciation and amortization, $31.3 million of impairment expense, and $26.5 million of non-cash operating lease expense. The net increase in operating assets and liabilities was primarily due to a $40.1 million decrease in net operating lease liabilities due to lease payments and lease terminations as we continue to reduce our real estate footprint in connection with the Restructuring Plans, and a $28.8 million decrease in accounts payable and accrued expenses, partially offset by a $27.9 million decrease in prepaid expenses and other current assets.
Net cash provided by operating activities of $119.2 million for the six months ended December 31, 2024 was primarily related to non-cash adjustments of $214.6 million, partially offset by a net loss of $92.8 million and a net increase in operating assets and liabilities of $2.6 million. Non-cash adjustments primarily consisted of $108.7 million of stock-based compensation expense, $47.6 million of depreciation and amortization, $28.6 million of non-cash operating lease expense, and $21.6 million of impairment expense. The net increase in operating assets and liabilities was primarily due to a $56.4 million decrease in accounts payable and accrued expenses and a $42.2 million decrease in net operating lease liabilities due to lease payments and lease terminations as we continue to reduce our real estate footprint through our restructuring efforts, partially offset by a $78.8 million decrease in inventories.
Investing activities
Net cash used in investing activities of $7.6 million for the six months ended December 31, 2025 was due to $5.4 million used for capital expenditures and $2.2 million used for the Breathwrk acquisition.
Net cash provided by investing activities of $1.7 million for the six months ended December 31, 2024 was due to $4.2 million in proceeds from the sale of the remaining Peloton Output Park land parcel, partially offset by $2.5 million used for capital expenditures.
Financing activities
Net cash used in financing activities of $2.6 million for the six months ended December 31, 2025 was primarily due to $5.0 million in principal repayments on the Term Loan, partially offset by $2.5 million related to net proceeds from purchases under the Employee Stock Purchase Plan (“ESPP”) and option exercises under our employee stock plans.
Net cash provided by financing activities of $4.0 million for the six months ended December 31, 2024 was primarily related to net proceeds from employee stock plans and ESPP of $9.1 million, partially offset by $5.0 million in principal repayments on the Term Loan.

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
On May 30, 2024, we entered into a Third Amended and Restated Credit Agreement, which provides for a $1.0 billion term loan facility (the “Term Loan”) and a $100.0 million revolving credit facility (the “Revolving Facility”), both of which will mature on May 30, 2029. The Term Loan amortizes in quarterly installments of 0.25%, payable at the end of each fiscal quarter and on the maturity date. Interest on borrowings under the Term Loan and Revolving Facility are determined based on calculations using an alternate base rate or term SOFR rate (further described in Note 7, Debt) at our option. We are also required to pay a quarterly commitment fee on the unused portion of the Revolving Facility, which accrues at a rate of 0.375% or 0.500% per annum depending on our First Lien Net Leverage Ratio (as defined in the Third Amended and Restated Credit Agreement). As of December 31, 2025, we had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and we had $985.0 million total outstanding borrowings under the Third Amended and Restated Credit Agreement.
The obligations under the Third Amended and Restated Credit Agreement with respect to the Term Loan and the Revolving Facility are secured by substantially all of our assets, with certain exceptions set forth in the Third Amended and Restated Credit Agreement, and are required to be guaranteed by certain of our material subsidiaries if, at the end of future financial quarters, certain conditions are not met. The Third Amended and Restated Credit Agreement contains customary affirmative covenants as well as customary negative covenants. We are only required to meet the total liquidity covenant, set at $250.0 million for the last business day of any week, and the subscription revenues covenant, set at $1.2 billion for the four-quarter trailing period, to the extent any revolving loans are borrowed and outstanding.
We are required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of December 31, 2025, we had outstanding letters of credit totaling $43.6 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheets.
Refer to Note 7, Debt in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding our debt obligations.
Contractual Obligations and Commitments
As of December 31, 2025, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$575.2	$89.9	$143.2	$97.9	$244.1
Minimum royalty payments (2)	146.5	109.2	37.1	0.2	—
Unused credit facility fee payments (3)	1.4	0.4	0.8	0.3	—
Other purchase obligations (4)	166.1	49.6	71.8	43.3	1.5
Convertible senior notes (5)	549.0	199.0	—	350.0	—
Term loan (5)	985.0	10.0	20.0	955.0	—
Total	$2,423.2	$458.1	$272.8	$1,446.6	$245.6
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
(3) Pursuant to the Third Amended and Restated Credit Agreement, we are required to pay a commitment fee of 0.500% or 0.375% per annum, depending on whether the First Lien Net Leverage Ratio (as defined in the Third Amended and Restated Credit Agreement) is greater or less than 5.00 to 1.00, on a quarterly basis based on the unused portion of the Revolving Facility. The payments due by period in the table above are reflective of the rate as of December 31, 2025, which is 0.375%.
(4) Other purchase obligations include other contractual obligations, which primarily relate to cloud computing and other service contracts.
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
As of December 31, 2025, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were estimated to be approximately $68.9 million. See “Risk Factors — Risks Related to Our Business—Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in our Form 10-K.
Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of December 31, 2025.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity (deficit), revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II, Item 7 of the Form 10-K. There have been no material changes to our critical accounting estimates as described therein.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had Cash and cash equivalents of $1,179.6 million as of December 31, 2025. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented in this Quarterly Report on Form 10-Q would not have had a material impact on our condensed consolidated financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On December 2, 2025, Jennifer Cotter, our Chief Content Officer, entered into a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). Ms. Cotter’s Rule 10b5-1 Plan provides for the potential sale of up to an aggregate of (i) 336,750 shares of Class A common stock upon the exercise of certain vested stock options, (ii) 899,512 shares of Class A common stock upon the vesting of certain restricted stock units (“RSUs”), in each case vesting between May 15, 2026 and February 15, 2027, and (iii) 73,819 shares of Class A common stock upon the vesting of certain performance stock units (“PSUs”), which are expected to vest on November 15, 2026 and February 15, 2027, assuming the satisfaction of certain performance conditions. Each RSU and each PSU represents a contingent right to receive one share of Class A common stock.

On December 2, 2025, Dion Sanders, our Chief Commercial Officer, entered into a Rule 10b5-1 Plan. Mr. Sanders’ Rule 10b5-1 Plan provides for the potential sale of up to an aggregate of (i) 372,866 shares of Class A common stock upon the exercise of certain vested stock options, (ii) 682,382 shares of Class A common stock upon the vesting of certain RSUs, in each case vesting between May 15, 2026 and February 15, 2027, and (iii) 73,819 shares of Class A common stock upon the vesting of certain PSUs, which are expected to vest on November 15, 2026 and February 15, 2027, assuming the satisfaction of certain performance conditions.

On December 3, 2025, Pamela Thomas-Graham, a member of our Board of Directors, entered into a Rule 10b5-1 Plan. Ms. Thomas-Graham’s Rule 10b5-1 Plan provides for the potential sale of up to an aggregate of 78,898 shares of Class A common stock.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-39058	3.1	11/06/2019
3.2	Second Amended and Restated Bylaws.	8-K	001-39058	3.1	04/08/2024
10.1	Amended Severance and Change in Control Plan and form of participation agreement thereunder.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).					X
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

PELOTON INTERACTIVE, INC.
Date: February 5, 2026	By:	/s/ Peter Stern
Peter Stern Chief Executive Officer (Principal Executive Officer)

Date: February 5, 2026	By:	/s/ Elizabeth F Coddington
Elizabeth F Coddington Chief Financial Officer (Principal Financial Officer)