Form 10-Q
period 2026-03-31
PELOTON INTERACTIVE, INC.
filed 2026-05-07
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 4, 2026, the number of shares of the registrant’s Class A common stock outstanding was 417,155,201, and the number of shares of the registrant’s Class B common stock outstanding was 15,836,724.

		Page

	Special Note Regarding Forward-Looking Statements	3

Part I. Financial Information
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and June 30, 2025	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended March 31, 2026 and 2025 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2026 and 2025 (unaudited)	6
	Condensed Consolidated Statements of Stockholders' Deficit for the Three and Nine Months Ended March 31, 2026 and 2025 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

	Part II. Other Information
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39

SIGNATURES		40

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions, and other important factors that could cause actual results to differ materially from those stated, including, but not limited to:

•our ability to successfully execute our business strategy;
•our ability to achieve and maintain future profitability and positive free cash flow;
•our ability to attract and maintain subscribers (“Subscribers”);
•our ability to accurately forecast consumer demand for our products and services and adequately manage our inventory;
•our ability to execute and achieve the expected benefits of our restructuring initiatives and other cost-saving measures on our anticipated timeline, and whether our efforts will result in further actions or additional asset impairment charges that adversely affect our business;
•our ability to effectively manage our growth and costs;
•our ability to anticipate consumer preferences and successfully develop and offer new products and services in a timely manner, and effectively manage the introduction of new or enhanced products and services;
•demand for our products and services and growth of the connected fitness and wellness markets;
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
•our ability to effectively price and market our Connected Fitness Products and subscriptions;
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
•risks related to changes in global trade policies, including our ability to mitigate the effects of tariffs and other non-tariff restrictions, such as taxes, quotas, local content rules, customs detentions, and other protectionist measures, and our ability to obtain any tariff refunds or rebates;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	March 31,	June 30,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,126.3	$1,039.5
Accounts receivable, net	78.6	101.2
Inventories, net	175.8	205.6
Prepaid expenses and other current assets	57.8	91.3
Total current assets	1,438.5	1,437.6
Property and equipment, net of accumulated depreciation and amortization of $296.1 and $298.3, respectively	175.9	239.0
Intangible assets, net	0.2	5.6
Goodwill	44.0	41.2
Restricted cash	45.6	46.2
Operating lease right-of-use assets, net	295.6	338.9
Other assets	17.7	16.8
Total assets	$2,017.4	$2,125.3
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$351.3	$372.7
Deferred revenue and customer deposits	150.6	150.7
Current portion of debt	10.0	208.5
Operating lease liabilities, current	65.0	70.1
Other current liabilities	1.0	2.0
Total current liabilities	577.9	803.9
Convertible senior notes, net of current portion	344.6	343.6
Term loan, net of current portion	944.8	946.9
Operating lease liabilities, non-current	364.9	407.5
Other non-current liabilities	27.0	37.2
Total liabilities	2,259.3	2,539.1
Commitments and contingencies (Note 8)
Stockholders' deficit
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 shares of Class A common stock authorized, 416,920,442 and 390,579,270 shares of Class A common stock issued and outstanding as of March 31, 2026 and June 30, 2025, respectively; 2,500,000,000 and 2,500,000,000 shares of Class B common stock authorized, 15,836,724 and 15,837,270 shares of Class B common stock issued and outstanding as of March 31, 2026 and June 30, 2025, respectively.	—	—
Additional paid-in capital	5,343.8	5,183.8
Accumulated other comprehensive income	15.3	5.1
Accumulated deficit	(5,601.0)	(5,602.6)
Total stockholders' deficit	(241.9)	(413.8)
Total liabilities and stockholders' deficit	$2,017.4	$2,125.3
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue:
Connected Fitness Products	$202.9	$205.5	$599.3	$618.5
Subscription	428.0	418.5	1,239.0	1,265.4
Total revenue	630.9	624.0	1,838.3	1,883.9
Cost of revenue:
Connected Fitness Products	180.0	176.2	531.8	541.7
Subscription	123.6	129.8	364.1	402.0
Total cost of revenue	303.7	306.0	895.9	943.7
Gross profit	327.3	318.1	942.3	940.2
Operating expenses:
Sales and marketing	98.1	106.5	316.9	341.1
General and administrative	110.4	151.4	314.1	402.2
Research and development	58.8	59.6	185.9	178.4
Impairment expense	3.4	30.7	34.7	52.3
Restructuring expense	4.1	2.4	11.2	8.6
Supplier settlements	—	—	—	23.5
Total operating expenses	274.8	350.5	862.8	1,006.0
Income (loss) from operations	52.5	(32.4)	79.5	(65.8)
Other expense, net:
Interest expense	(30.0)	(32.6)	(93.8)	(102.6)
Interest income	8.7	7.9	27.6	23.7
Foreign exchange (loss) gain	(4.3)	10.3	(10.6)	6.6
Other expense, net	—	(0.1)	(0.3)	—
Total other expense, net	(25.6)	(14.5)	(77.0)	(72.3)
Income (loss) before income taxes	26.9	(46.9)	2.5	(138.2)
Income tax expense	0.4	0.8	0.9	2.3
Net income (loss)	$26.4	$(47.7)	$1.6	$(140.5)
Net income (loss) attributable to Class A and Class B common stockholders	$26.4	$(47.7)	$1.6	$(140.5)
Earnings (loss) per share:
Basic	$0.06	$(0.12)	$—	$(0.36)
Diluted	$0.06	$(0.12)	$—	$(0.36)
Weighted-average common shares outstanding:
Basic	428,911,447	394,010,264	421,053,209	385,954,344
Diluted	512,261,196	394,010,264	433,307,598	385,954,344
Other comprehensive income (loss):
Change in foreign currency translation adjustment	3.6	(15.8)	10.2	(12.7)
Total other comprehensive income (loss)	3.6	(15.8)	10.2	(12.7)
Comprehensive income (loss)	$30.1	$(63.5)	$11.8	$(153.2)
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1.6	$(140.5)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation and amortization expense	45.7	68.8
Stock-based compensation expense	155.6	176.2
Non-cash operating lease expense	38.4	41.9
Amortization of debt discount and issuance costs	7.1	6.8
Impairment expense	34.7	52.3
Net foreign currency adjustments	10.6	(6.6)
Changes in operating assets and liabilities:
Accounts receivable	22.4	10.0
Inventories	38.4	125.0
Prepaid expenses and other current assets	37.9	25.2
Other assets	(1.0)	2.1
Accounts payable and accrued expenses	(27.6)	(79.5)
Deferred revenue and customer deposits	0.1	(7.5)
Operating lease liabilities, net	(57.7)	(64.1)
Other liabilities	(9.6)	5.6
Net cash provided by operating activities	296.5	215.9
Cash Flows from Investing Activities:
Capital expenditures	(7.6)	(4.6)
Business combinations	(2.2)	—
Proceeds from sale of Peloton Output Park	—	4.2
Net cash used in investing activities	(9.8)	(0.4)
Cash Flows from Financing Activities:
Principal repayment of Term Loan	(7.5)	(7.5)
Payment of principal on convertible notes	(199.0)	—
Proceeds from employee stock purchase plan withholdings	2.4	2.7
Proceeds from employee stock plans	0.5	7.0
Principal repayments of finance leases	(0.3)	(0.1)
Net cash (used in) provided by financing activities	(203.8)	2.1
Effect of exchange rate changes	3.2	(6.5)
Net change in cash, cash equivalents, and restricted cash	86.1	211.1
Cash, cash equivalents, and restricted cash — Beginning of period	1,085.8	750.9
Cash, cash equivalents, and restricted cash — End of period	$1,171.8	$961.9
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$89.8	$92.9
Cash paid for income taxes	$4.3	$4.0
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Accrued and unpaid capital expenditures, including software	$0.3	$0.7
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(unaudited)
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance - December 31, 2024	389.9	$—	$5,060.3	$19.0	$(5,576.5)	$(497.2)
Activity related to stock-based compensation, net of withholding taxes	8.0	—	67.4	—	—	67.4
Issuance of common stock under employee stock purchase plan	0.5	—	1.9	—	—	1.9
Other comprehensive loss	—	—	—	(15.8)	—	(15.8)
Net loss	—	—	—	—	(47.7)	(47.7)
Balance - March 31, 2025	398.3	$—	$5,129.7	$3.2	$(5,624.2)	$(491.3)

Balance - December 31, 2025	424.9	$—	$5,289.1	$11.6	$(5,627.4)	$(326.7)
Activity related to stock-based compensation, net of withholding taxes	7.3	—	52.9	—	—	52.9
Issuance of common stock under employee stock purchase plan	0.5	—	1.9	—	—	1.9
Other comprehensive income	—	—	—	3.6	—	3.6
Net income	—	—	—	—	26.4	26.4
Balance - March 31, 2026	432.8	$—	$5,343.8	$15.3	$(5,601.0)	$(241.9)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance - June 30, 2024	376.3	$—	$4,948.6	$15.9	$(5,483.7)	$(519.1)
Activity related to stock-based compensation, net of withholding taxes	21.1	—	177.6	—	—	177.6
Issuance of common stock under employee stock purchase plan	0.9	—	3.4	—	—	3.4
Other comprehensive loss	—	—	—	(12.7)	—	(12.7)
Net loss	—	—	—	—	(140.5)	(140.5)
Balance - March 31, 2025	398.3	$—	$5,129.7	$3.2	$(5,624.2)	$(491.3)

Balance - June 30, 2025	406.4	$—	$5,183.8	$5.1	$(5,602.6)	$(413.8)
Activity related to stock-based compensation, net of withholding taxes	25.3	—	156.1	—	—	156.1
Issuance of common stock under employee stock purchase plan	1.0	—	4.0	—	—	4.0
Other comprehensive income	—	—	—	10.2	—	10.2
Net income	—	—	—	—	1.6	1.6
Balance - March 31, 2026	432.8	$—	$5,343.8	$15.3	$(5,601.0)	$(241.9)
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
In October 2025, the Company launched the Cross Training Series, a refreshed portfolio of Connected Fitness Products, which includes the Cross Training Bike, Bike+, Tread, Tread+, and Row+. The Company also launched the Peloton Pro Series, a refresh of its portfolio of commercial-certified Peloton-branded products, which now includes the Bike+ Pro, Tread+ Pro, and Row+ Pro. In connection with the Cross Training Series launch, the Company discontinued the sale of its original series (the “Original Series”) Tread, Tread+, and Row; however the Company continues to sell the refurbished Original Series Bike and Bike+, as well as various Precor products (collectively with the Cross Training Series and the Peloton Pro Series, the "Connected Fitness Products").
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows, and the changes in stockholders’ deficit for the interim periods. The results for the three and nine months ended March 31, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2026, or any other period.
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

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product warranty and recall-related provisions, inventory valuation and reserves, revenue recognition and related reserves, music royalty fees, valuation of long-lived assets and their associated useful lives, valuation of goodwill, fair value measurements, stock-based compensation, income taxes, future restructuring charges, and commitments and contingencies. Actual results may differ from these estimates.
There have been no material changes to the Company’s significant accounting policies from the Form 10-K for the fiscal year ended June 30, 2025.
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

3. Revenue
Disaggregation of Revenue
The Company’s revenue disaggregated by segment, excluding sales-based taxes, is included in Note 11, Segment Information. The Company’s revenue disaggregated by geographic region was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
North America	$572.2	$572.1	$1,658.3	$1,724.6
International	58.7	52.0	179.9	159.3
Total Revenue	$630.9	$624.0	$1,838.3	$1,883.9
During the three and nine months ended March 31, 2026, the Company’s revenue attributable to the United States, included within North America above, was $548.2 million and $1,589.8 million, respectively, or 87% and 86% of total revenue, respectively. During the three and nine months ended March 31, 2025, the Company’s revenue attributable to the United States, included within North America above, was $549.5 million and $1,657.1 million, respectively, or 88% total revenue.
Deferred Revenue and Customer Deposits
Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.
As of March 31, 2026 and June 30, 2025, deferred revenue of $95.6 million and $91.7 million, respectively, and customer deposits of $55.0 million and $59.0 million, respectively, were included in Deferred revenue and customer deposits on the Company’s Condensed Consolidated Balance Sheets.
During the nine months ended March 31, 2026 and 2025, the Company recognized revenue of $87.8 million and $90.2 million, respectively, which was included in the deferred revenue balance as of June 30, 2025 and 2024, respectively.
The Company applies the practical expedient as per ASC 606-10-50-14, Revenue from Contracts with Customers, and does not disclose information related to remaining performance obligations due to their original expected terms being one year or less.
Product Warranty
The Company provides a limited warranty for its Connected Fitness Products, including coverage for the touchscreen and most original components, which warrants that the product will operate in accordance with its published specifications and shall be free from defects in the materials and workmanship under normal use for the relevant warranty period. The Company has the obligation to either repair or replace the defective product, at its option. At the time revenue is recognized for the product, an estimate of future warranty costs is recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical, as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices. The Company’s products are manufactured by contract manufacturers, and, in certain cases, the Company may have recourse to such contract manufacturers.
Activity related to the Company’s accrual for its estimated future product warranty obligation was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Balance at beginning of period	$21.7	$20.6	$24.5	$20.3
Provision for warranty accrual	5.3	14.2	13.8	31.3
Warranty claims	(6.2)	(8.7)	(17.6)	(25.6)
Balance at end of period	$20.7	$26.1	$20.7	$26.1
The Company also offers the option for customers in some markets to purchase an extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Products for additional periods beyond the standard product warranty period.
Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Products Revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company’s revenue attributable to extended warranty was $4.0 million and $12.0 million, respectively, representing 1% of total revenue during each of the three and nine months ended March 31, 2026, and $5.1 million and $16.8 million, respectively, representing 1% of total revenue during each of the three and nine months ended March 31, 2025.
Lessor arrangements
The Company leases Peloton Bike portfolio products under the Peloton Rental program. Lease revenue is recognized on a straight-line basis over the term of the lease within Connected Fitness Products Revenue and was $6.7 million and $23.6 million for the three and nine months ended March 31, 2026, respectively, and $11.1 million and $35.5 million for the three and nine months ended March 31, 2025, respectively.
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
In connection with the 2025 Restructuring Plan, the Company estimates that it will incur additional cash restructuring charges of approximately $15.0 million, primarily comprising location strategy costs, lease termination costs, and other exit costs. Additionally, the Company expects to recognize additional non-cash restructuring charges of approximately $5.0 million, primarily comprising asset write-downs and write-offs in connection with the continued exit of the Company’s retail and other leased locations. The Company expects these charges to be substantially incurred by the end of fiscal year 2026, which is subject to change.
Due to the actions taken pursuant to the Restructuring Plans, the Company tested certain long-lived assets (asset groups) for recoverability by comparing the carrying values of the asset group to estimates of their future undiscounted cash flows, which were generally the liquidation value, or for operating lease right-of-use assets, income from a sublease arrangement. Based on the results of the recoverability tests, the Company determined that during the three and nine months ended March 31, 2026 and 2025, the undiscounted cash flows of certain assets (asset groups) were below their carrying values, indicating impairment. The assets were written down to their estimated fair values, which were determined based on their estimated liquidation or sales value, or for operating lease right-of-use assets, discounted cash flows of a sublease arrangement.
As a result of the Restructuring Plans, the Company incurred the charges shown in the following table. Asset write-downs and write-offs are included within Impairment expense, and the remaining charges incurred during the relevant periods are included within Restructuring expense, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Cash restructuring charges:(1)	(in millions)
Severance and other personnel costs	$1.5	$0.2	$0.3	$0.3
Exit and disposal costs and professional fees	2.5	2.2	10.1	8.3
Total cash restructuring charges	4.1	2.4	10.4	8.6

Non-cash restructuring charges:(1)
Asset write-downs and write-offs	$3.7	$1.7	$11.6	$22.4
Stock-based compensation expense	—	—	0.8	—
Total non-cash restructuring charges	3.7	1.7	12.4	22.4

Total	$7.8	$4.1	$22.8	$31.0
_________________________
(1) All cash and non-cash restructuring charges for the three and nine months ended March 31, 2026 related to the 2025 Restructuring Plan. All cash and non-cash restructuring charges for the three and nine months ended March 31, 2025 related to the 2024 Restructuring Plan.

The following table presents a roll-forward of cash restructuring-related liabilities, which are included within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets:

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of December 31, 2024	$1.0	$2.6	$3.6
Cash restructuring charges(1)	0.2	2.2	2.4
Cash payments	(0.4)	(3.1)	(3.5)
Balance as of March 31, 2025	$0.8	$1.7	$2.5

Balance as of December 31, 2025	$14.1	$1.0	$15.2
Cash restructuring charges(1)	1.5	2.5	4.1
Cash payments	(8.6)	(1.1)	(9.7)
Balance as of March 31, 2026	$7.0	$2.5	$9.5
_________________________
(1) All cash restructuring charges for the three months ended March 31, 2026 related to the 2025 Restructuring Plan. All cash restructuring charges for the three months ended March 31, 2025 related to the 2024 Restructuring Plan.

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of June 30, 2024	$12.7	$4.3	$17.0
Cash restructuring charges(1)	0.3	8.3	8.6
Cash payments	(12.2)	(10.9)	(23.1)
Balance as of March 31, 2025	$0.8	$1.7	$2.5

Balance as of June 30, 2025	$23.8	$0.8	$24.6
Cash restructuring charges(1)	0.3	10.1	10.4
Cash payments	(17.0)	(8.4)	(25.4)
Balance as of March 31, 2026	$7.0	$2.5	$9.5
_________________________
(1) All cash restructuring charges for the nine months ended March 31, 2026 related to the 2025 Restructuring Plan. All cash restructuring charges for the nine months ended March 31, 2025 related to the 2024 Restructuring Plan.
5. Fair Value Measurements
Fair Value Measurements of Other Financial Instruments
The following table presents the estimated fair values and carrying amounts of the Company’s financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets. All of these liabilities’ fair value are considered Level 2:

	March 31, 2026		June 30, 2025
	Carrying Amount(1)	Estimated Fair Value	Carrying Amount(1)	Estimated Fair Value
	(in millions)
0.00% Convertible Senior Notes due 2026	$—	$—	$199.0	$192.3
5.50% Convertible Senior Notes due 2029	350.0	479.5	350.0	635.8
Term Loan due and payable on May 30, 2029	982.5	982.5	990.0	990.0
Total	$1,332.5	$1,462.0	$1,539.0	$1,818.1
_________________________
(1) Carrying Amount excludes unamortized debt discount and issuance costs of $19.0 million and $14.1 million, respectively, as of March 31, 2026, and unamortized debt discount and issuance costs of $22.7 million and $17.4 million, respectively, as of June 30, 2025.

The estimated fair value of the 2026 Notes and the estimated fair value of the 2029 Notes (each as defined in Note 7, Debt) are determined based on the respective closing prices on the last trading day of the reporting period. The 2026 Notes matured on February 15, 2026, and during the three months ended March 31, 2026, the Company repaid in cash the remaining $199.0 million aggregate principal amount of the 2026 Notes.
The carrying value of the Term Loan (as defined in Note 7, Debt) approximates the fair value of the Term Loan as of March 31, 2026 and June 30, 2025, respectively.
6. Inventories
Inventories, net consisted of the following:

	March 31, 2026	June 30, 2025
	(in millions)
Raw materials	$26.4	$22.7
Finished products(1)	238.1	337.6
Total inventories(2)	264.4	360.4
Less: Reserves	(88.7)	(154.8)
Total inventories, net	$175.8	$205.6
_________________________
(1) Includes $19.5 million and $40.3 million of finished goods inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of March 31, 2026 and June 30, 2025, respectively.
(2) As of March 31, 2026 and June 30, 2025, there was no work-in-process within inventories.
The Company periodically assesses and adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. The Company’s recorded inventory reserves as of March 31, 2026 primarily consisted of $50.9 million related to excess accessories and apparel inventory and $21.6 million related to excess Connected Fitness Products. The Company’s recorded inventory reserves as of June 30, 2025 primarily consisted of $66.8 million related to excess accessories and apparel inventory and $64.9 million related excess returned Connected Fitness Products, including Guide.
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

The 2029 Notes will mature on December 1, 2029, unless earlier converted, redeemed, or repurchased. The 2029 Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events. A holder may convert its 2029 Notes during any calendar quarter, if the last reported sale price per share of Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The last reported sale price of Class A common stock did not exceed 130% of the conversion price of the 2029 Notes for more than 20 trading days during the 30 consecutive trading days, including the last trading day, ended March 31, 2026. Accordingly, as of April 1, 2026, the 2029 Notes may not be converted at the option of the applicable holder through June 30, 2026.
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
The effective interest rate upon issuance of the 2029 Notes was 5.97%, which is the effective interest rate as of March 31, 2026.
The net carrying amount of the 2029 Notes was as follows:

	March 31, 2026	June 30, 2025
	(in millions)
Principal	$350.0	$350.0
Unamortized debt issuance costs	(5.4)	(6.4)
Net carrying amount	$344.6	$343.6
The following table sets forth the interest expense recognized related to the 2029 Notes:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Amortization of debt issuance costs	$0.3	$0.3	$1.0	$0.9
Total non-cash interest expense related to the 2029 Notes	0.3	0.3	1.0	0.9
Cash interest expense	4.8	4.8	14.4	14.4
Total interest expense related to the 2029 Notes	$5.1	$5.1	$15.4	$15.3
Convertible Notes due 2026
In February 2021, the Company issued $1.0 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private offering, including the exercise in full of the option granted to the initial purchasers to purchase $125.0 million of the 2026 Notes. The 2026 Notes were issued pursuant to an Indenture (the “2026 Notes Indenture”) between the Company and U.S. Bank National Association, as trustee. The net proceeds from the offering were approximately $977.2 million, after deducting the initial purchasers’ discounts and commissions and the Company’s offering expenses. The 2026 Notes did not bear regular interest, and the principal amount of the 2026 Notes did not accrete. The effective interest rate upon issuance of the 2026 Notes was 0.45%.
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
The 2026 Notes matured on February 15, 2026, and during the three months ended March 31, 2026, the Company repaid in cash the remaining $199.0 million aggregate principal amount of the 2026 Notes. As of June 30, 2025, the 2026 Notes were classified as Current portion of debt on the Condensed Consolidated Balance Sheets due to their upcoming maturity date.

The net carrying amount of the 2026 Notes was as follows:

	March 31, 2026	June 30, 2025
	(in millions)
Principal	$199.0	$199.0
Principal payment	(199.0)	—
Unamortized debt issuance costs	—	(0.5)
Net carrying amount	$—	$198.5
The following table sets forth the interest expense recognized related to the 2026 Notes:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Amortization of debt issuance costs	$0.1	$0.2	$0.5	$0.7
Total interest expense related to the 2026 Notes	$0.1	$0.2	$0.5	$0.7
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
The Company incurred total commitment fees of $0.1 million and $0.3 million during the three and nine months ended March 31, 2026, respectively, and $0.1 million and $0.4 million during the three and nine months ended March 31, 2025, respectively, which are included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
As of March 31, 2026, the Company had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and the Company had $982.5 million total outstanding borrowings under the Third Amended and Restated Credit Agreement.

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
As of March 31, 2026, the Company had not drawn any amount under the Revolving Facility and as such did not have to test the financial covenants under the Third Amended and Restated Credit Agreement. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of March 31, 2026, the Company had outstanding letters of credit totaling $45.6 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheets.
Upon entering into the Term Loan, the effective interest rate was 12.4% and the current effective interest rate as of March 31, 2026 is 10.2%.
The net carrying amount of the Term Loan was as follows:

	March 31, 2026	June 30, 2025
	(in millions)
Principal	$1,000.0	$1,000.0
Principal payments	(17.5)	(10.0)
Unamortized debt discount	(19.0)	(22.7)
Unamortized debt issuance costs	(8.7)	(10.4)
Net carrying amount	$954.8	$956.9
The following table sets forth the interest expense recognized related to the Term Loan:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Amortization of debt discount	$1.3	$1.3	$3.7	$3.5
Amortization of debt issuance costs	0.6	0.6	1.7	1.6
Total non-cash interest expense related to the Term Loan	1.8	1.9	5.4	5.1
Cash interest expense	22.6	25.0	71.5	81.2
Total interest expense related to the Term Loan	$24.5	$26.9	$76.9	$86.3
Maturities of Debt Instruments
The following table sets forth maturities of the Company’s debt instruments, including convertible notes payable, gross of debt issuance costs and debt discounts, as of March 31, 2026:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2026 (remaining)	$2.5
2027	10.0
2028	10.0
2029	960.0
2030	350.0
Total	$1,332.5

8. Commitments and Contingencies
Music License Agreements
The Company is subject to minimum royalty payments associated with certain music license agreements. The following represents the Company's guaranteed payments under music license agreements, as of March 31, 2026:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2026 (remaining)	$15.0
2027	63.0
2028	28.8
2029	15.2
2030	0.1
Total	$122.1
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
On October 26, 2021 and January 24, 2022, the United States District Court for the Eastern District of New York consolidated four stockholder derivative actions purportedly brought on behalf of the Company against certain of the Company’s officers and directors under the caption In re Peloton Interactive, Inc. Derivative Litigation, Master File No. 21-cv-02862-CBA-PK (the “EDNY Derivative Action”), which alleged, among other claims, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) of the Exchange Act related to the Peloton Tread+ and the safety of the product. Alan Chu, Moshe Genack, Xingqi Liu and Anthony Franchi were appointed as co-lead plaintiffs. On December 14, 2022, two putative verified stockholder derivative actions in the Court of Chancery of the State of Delaware, purportedly brought on behalf of the Company against certain of the Company’s officers and directors asserting similar allegations to those made in the EDNY Derivative Action, were consolidated as In re Peloton Interactive, Inc. Stockholder Derivative Litigation, Consol. Case No. 2022-1051-KSJM (the “Chancery Derivative Action”). On December 22, 2022, a stockholder filed a related putative stockholder derivative action in the United States District Court for the District of Delaware, asserting similar allegations to those in the EDNY Derivative Action and the Chancery Derivative Action against certain of the Company’s officers and directors, captioned Blackburn v. Foley, et al., Case No. 22-cv-01618-GBW (the “Blackburn Action”). The EDNY Derivative Action, the Chancery Derivative Action, and the Blackburn Action were all stayed pending the resolution of a related securities class action in the United States District Court for the Eastern District of New York (the “EDNY Class Action”). The court entered a final judgment in the EDNY Class Action on July 9, 2024. The parties in the EDNY Derivative Action, the Chancery Derivative

Action, and the Blackburn Action agreed to a settlement-in-principle to resolve those derivative actions on July 29, 2024, and plaintiffs filed a motion for preliminary approval of that settlement in the EDNY Derivative Action on November 15, 2024, which was granted on April 7, 2025. Following a final approval hearing on June 13, 2025, the court presiding over the EDNY Derivative Action approved the settlement on July 1, 2025 and entered judgment on July 2, 2025. The Blackburn Action was dismissed with prejudice on July 10, 2025. The parties in the Chancery Derivative Action likewise stipulated to dismissal with prejudice, and on February 9, 2026, the court in the Chancery Derivative Action dismissed the case with prejudice.
On May 11, 2023, in collaboration with the CPSC, the Company announced a voluntary recall of the Original Series Bike (not Bike+) sold in the U.S. from January 2018 to May 2023 related to its seat post, and the Company is offering a free replacement seat post as the approved repair. On June 9, 2023, Sam Solomon filed a putative securities class action against the Company and certain of the Company’s officers in the U.S. District Court for the Eastern District of New York, Case No. 1:23-cv-04279-MKB-JRC (the “2023 Securities Litigation”). Jia Tian and David Feigelman were appointed as co-lead plaintiffs. On November 6, 2023, co-lead plaintiffs filed an amended complaint purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired the Company’s common stock between May 6, 2021 and August 22, 2023, alleging that the defendants made false and/or misleading statements relating to the seat post recall in violation of Sections 10(b) and 20(a) of the Exchange Act. On February 2, 2024, defendants served a motion to dismiss the amended complaint. Briefing on defendants’ motion to dismiss the amended complaint in the 2023 Securities Litigation was completed on May 17, 2024. On February 14, 2025, the court issued a memorandum and order granting defendants’ motion to dismiss and dismissing the amended complaint with leave to file a second amended complaint. On April 11, 2025, co-lead plaintiffs filed a second amended complaint asserting similar claims under Sections 10(b) and 20(a) of the Exchange Act, purportedly on behalf of the same proposed class. On May 21, 2025, defendants served a motion to dismiss the second amended complaint. Briefing on defendants’ motion to dismiss the second amended complaint in the 2023 Securities Litigation was completed on July 28, 2025. On March 31, 2026, the court issued a memorandum and order granting defendants’ motion to dismiss and dismissing the second amended complaint with prejudice. On April 30, 2026, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”).
On September 27, 2023, Courtney Cooper and Abdo P. Faissal filed a verified stockholder derivative complaint, purportedly on behalf of the Company against certain of the Company’s officers and directors, captioned Cooper v. Boone, et. al., Case No. 23-cv-07193-MKB-MMH, in the U.S. District Court for the Eastern District of New York, which alleges breaches of fiduciary duties and violations of Section 14(a) of the Exchange Act, as well as a claim for contribution under Sections 10(b) and 21D of the Exchange Act for any liability the Company may incur as a result of the 2023 Securities Litigation. On January 8, 2024, the court stayed the action pending resolution of the motion to dismiss in the 2023 Securities Litigation, including that any appeals have been concluded.
On May 5, 2022, the United States District Court for the Southern District of New York consolidated two putative securities class action lawsuits against the Company and certain of the Company’s officers under the caption City of Hialeah Employees Retirement System et al. v. Peloton Interactive, Inc., et al., Case No. 21-CV-09582-ALC-OTW and appointed Robeco Capital Growth Funds SICAV – Robeco Global Consumer Trends as lead plaintiff in the class action (the “SDNY Class Action”). Lead plaintiff filed its amended complaint on June 25, 2022, alleging that the defendants made false and/or misleading statements about demand for the Company’s products and the reasons for the Company’s inventory growth, and engaged in improper trading in violation of Sections 10(b) and 20A of the Exchange Act. On March 30, 2023, the court granted defendants’ motion to dismiss, with leave to amend. Plaintiffs filed an amended complaint on May 6, 2023, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired the Company’s common stock between February 5, 2021 and January 19, 2022, and defendants moved to dismiss the complaint on June 16, 2023. On September 30, 2024, the court granted defendants’ motion to dismiss the second amended complaint with prejudice (the “Order”). On October 21, 2024, plaintiffs filed a notice of appeal of the Order with the Second Circuit and filed their brief in support of their appeal on December 10, 2024. Defendants filed their responsive brief on January 28, 2025. The Second Circuit heard argument on the appeal on April 11, 2025. On August 27, 2025, the Second Circuit affirmed the Order in part, vacated the Order in part, and remanded the action to the district court for further proceedings, including to consider whether plaintiffs have sufficiently alleged other elements of their claims. The mandate to the district court was issued on September 18, 2025. Consistent with the Second Circuit’s decision, the district court dismissed three defendants from the case on September 10, 2025. The remaining defendants filed a renewed motion to dismiss plaintiffs’ claims in full on October 15, 2025. Briefing on defendants’ renewed motion to dismiss the SDNY Class Action was completed on December 10, 2025.
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
On July 8, 2022, NEC Corporation filed suit against the Company in the United States District Court for the District of Delaware, Case No. 1:22-cv-00987, alleging infringement of three patents related to specific content streaming technologies and seeking damages and injunctive relief. On April 8, 2024, the court stayed the case pending the resolution of inter partes review proceedings instituted by the Company against two of the patents-in-suit before the Patent Trial & Appeal Board (“PTAB”) of the United States Patent and Trademark Office. After the PTAB invalidated one of the patents-in-suit, on March 25, 2025, the court lifted the stay and the case proceeded with respect to the remaining two patents-in-suit. On February 13, 2026, the parties filed several motions for summary judgment on liability, as well as Daubert motions to exclude expert theories pertaining to the two patents-in-suit. On April 15, 2026, the court held oral argument on one of the Company’s motions for summary judgment on liability and its Daubert motion to limit NEC’s damages theories. The case is scheduled for trial on July 27, 2026. At this time, the Company cannot estimate the precise amount of any reasonably possible loss, as the estimate would depend on numerous uncertainties, including the court’s rulings on the parties’ pending motions, but it is possible that any such amount could be material.

9. Income Taxes
The Company recorded a provision for income taxes of $0.4 million and $0.9 million for the three and nine months ended March 31, 2026, respectively, and a provision of $0.8 million and $2.3 million for the three and nine months ended March 31, 2025 respectively. Furthermore, the Company's effective tax rates were 1.49% and 36.00% for the three and nine months ended March 31, 2026, respectively, and (1.71)% and (1.66)% for the three and nine months ended March 31, 2025, respectively. The income tax provision and the effective tax rate are primarily driven by state and international taxes.
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
The computation of basic and diluted earnings (loss) per share is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in millions, except share and per share amounts)
Basic earnings (loss) per share:
Numerator:
Net income (loss)	$26.4	$(47.7)	$1.6	$(140.5)
Denominator:
Weighted-average common shares outstanding, basic	428,911,447	394,010,264	421,053,209	385,954,344
Earnings (loss) per share, basic	$0.06	$(0.12)	$—	$(0.36)

Diluted earnings (loss) per share:
Numerator:
Net income (loss)	$26.4	$(47.7)	$1.6	$(140.5)
Add: Interest expense on convertible senior notes, net of tax	3.8	—	—	—
Net income (loss) attributable to common stockholders, diluted	$30.2	$(47.7)	$1.6	$(140.5)
Denominator:
Weighted-average common shares outstanding, basic	428,911,447	394,010,264	421,053,209	385,954,344
Weighted-average effect of dilutive securities:
Stock-based awards	6,897,149	—	12,254,389	—
Convertible senior notes	76,452,600	—	—	—
Weighted average common shares outstanding, diluted	512,261,196	394,010,264	433,307,598	385,954,344
Earnings (loss) per share, diluted	$0.06	$(0.12)	$—	$(0.36)

As of March 31, 2026 and 2025, 46.6 million and 95.5 million potentially dilutive stock-based awards, calculated as the total outstanding shares as of those period ends, were excluded from the computation of diluted earnings (loss) per share. No shares issuable upon conversion of the convertible senior notes were excluded from the computation of diluted earnings per share as of March 31, 2026. Additionally, 77.3 million of potentially dilutive shares related to convertible senior notes, calculated under the if-converted method, were excluded from the computation of diluted loss per share as of March 31, 2025. This amount was excluded as it would have been anti-dilutive.
11. Segment Information
The Company has two reportable segments: Connected Fitness Products and Subscription. The Connected Fitness Products segment primarily derives revenue from the sale of the Company's portfolio of Connected Fitness Products and related accessories, including Precor-branded fitness products, delivery and installation services, Peloton Bike portfolio rental products, extended warranty agreements, branded apparel, and commercial service contracts. The Subscription segment primarily derives revenue from monthly Subscription fees. There are no internal revenue transactions between the Company’s segments. Segment information is presented in the same manner that the chief operating decision maker ("CODM"), the Chief Executive Officer and President, reviews the operating results in assessing performance and allocating resources. No operating segments have been aggregated to form the reportable segments.
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

Information on reportable segments and reconciliation to consolidated Income (loss) before income taxes is as follows:

	Three Months Ended March 31, 2026			Nine Months Ended March 31, 2026
	Connected Fitness Products	Subscription	Total	Connected Fitness Products	Subscription	Total
	(in millions)
Revenue	$202.9	$428.0	$630.9	$599.3	$1,239.0	$1,838.3
Consolidated Revenue			$630.9			$1,838.3
Less:
Adjusted Cost of revenue	180.0	123.6	303.7	531.8	364.1	895.9
Segment Adjusted Gross profit	$22.9	$304.3	$327.3	$67.5	$874.9	$942.3

Reconciliation to consolidated income before income taxes:
Sales and marketing			(98.1)			(316.9)
General and administrative			(110.4)			(314.1)
Research and development			(58.8)			(185.9)
Impairment expense			(3.4)			(34.7)
Restructuring expense			(4.1)			(11.2)
Total other expense, net			(25.6)			(77.0)
Income before income taxes			$26.9			$2.5

	Three Months Ended March 31, 2025			Nine Months Ended March 31, 2025
	Connected Fitness Products	Subscription	Total	Connected Fitness Products	Subscription	Total
	(in millions)
Revenue	$205.5	$418.5	$624.0	$618.5	$1,265.4	$1,883.9
Consolidated Revenue			$624.0			$1,883.9
Less:
Adjusted Cost of revenue	183.8	134.1	317.9	554.4	415.0	969.3
Segment Adjusted Gross profit	$21.7	$284.4	$306.1	$64.1	$850.5	$914.6

Reconciliation to consolidated loss before income taxes:
Allocated overhead costs			11.9			25.6
Sales and marketing			(106.5)			(341.1)
General and administrative			(151.4)			(402.2)
Research and development			(59.6)			(178.4)
Impairment expense			(30.7)			(52.3)
Restructuring expense			(2.4)			(8.6)
Supplier settlements			—			(23.5)
Total other expense, net			(14.5)			(72.3)
Loss before income taxes			$(46.9)			$(138.2)

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
Overview
Peloton is a leading global fitness and wellness company that empowers its Members (as defined below) to live fit, strong, long, and happy by providing fitness and wellness products and services they can use anytime, anywhere. We have a highly engaged community of nearly 5.8 million Members as of March 31, 2026, across the United States, United Kingdom, Canada, Germany, Australia, and Austria. As a category innovator at the nexus of fitness and wellness, technology, and media, we deliver experiences through our world-renowned Instructors, premium hardware and innovative software, personalization, and extensive modalities and content formats. Founded in 2012 and headquartered in New York City, Peloton aims to scale across the markets in which it operates.
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
In October 2025, we launched the Cross Training Series, a refreshed portfolio of Connected Fitness Products, which includes the Cross Training Bike, Bike+, Tread, Tread+, and Row+. We also launched the Peloton Pro Series, a refresh of our portfolio of commercial-certified Peloton-branded products, which now includes the Bike+ Pro, Tread+ Pro, and Row+ Pro. In connection with the Cross Training Series launch, we discontinued the sale of our original series (the “Original Series”) Tread, Tread+, and Row; however we continue to sell the refurbished Original Series Bike and Bike+, as well as our Precor products (collectively with the Cross Training Series and the Peloton Pro Series, the "Connected Fitness Products").
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
In connection with the 2025 Restructuring Plan, we estimate that we will incur additional cash restructuring charges of approximately $15.0 million, primarily comprising location strategy costs, lease termination costs, and other exit costs. Additionally, we expect to recognize additional non-cash restructuring charges of approximately $5.0 million, primarily comprising asset write-downs and write-offs in connection with the continued exit of our retail and other leased locations. We expect these charges to be substantially incurred by the end of fiscal year 2026, which is subject to change.
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

Global Trade Policies and Tariffs
We continue to closely monitor changes in international trade policies, relations, legislation and regulations, including those related to tariffs, which could adversely impact the global economy and our business, financial condition, and operating results. The impact of any tariffs will depend on various factors, including whether certain tariffs are ultimately implemented, the timing of implementation, and the amount, scope and nature of the tariffs.
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Power Act ("IEEPA"). We are closely monitoring updates from U.S. Customs and Border Protection (“CBP”), and are positioned to submit our IEEPA tariff refund claim as soon as CBP is ready to accept such refund claims. We will continue to evaluate new information and will recognize any IEEPA tariff refunds or related receivables when they are realized or realizable.
While IEEPA tariffs are no longer effective, we are now currently subject to Section 122 tariffs of 10%. Additionally, on April 2, 2026, President Trump issued a presidential proclamation modifying the application of Section 232 tariffs on steel, aluminum, and their derivative products, which, among other things, removed fitness equipment from the scope of those tariffs. As a result, as of April 6, 2026, the steel and aluminum content in our Connected Fitness Products is no longer subject to Section 232 tariffs of 50%.

Voluntary Recall
As previously disclosed, on November 6, 2025, in collaboration with the U.S. Consumer Product Safety Commission and Health Canada, we announced a voluntary recall of about 833,000 units in the U.S. and 44,800 units in Canada of the Original Series Bike+ (not Cross Training Bike+). We are offering Members a free replacement seat post as the approved remedy.
As of March 31, 2026, we have accrued $7.2 million to replace Original Series Bike+ seat posts, which is a reduction from our accrual of $16.5 million as of September 30, 2025. This reduction is primarily driven by the utilization of our previously established accrual. We have not established any incremental accruals since September 30, 2025. This accrual is based on an amount that we deem probable and estimable and is reflected in Connected Fitness Products Cost of revenue in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

	Three Months Ended March 31,
	2026	2025
Ending Paid Connected Fitness Subscriptions (in millions)	2.662	2.880
Average Net Monthly Paid Connected Fitness Subscription Churn	1.2%	1.2%
Ending Paid App Subscriptions (in millions)	0.522	0.573
Subscription Gross Profit (in millions)	$304.3	$288.8
Subscription Contribution (in millions)(1)	$318.3	$304.9
Subscription Gross Margin	71.1%	69.0%
Subscription Contribution Margin(1)	74.4%	72.9%
Net income (loss) (in millions)	$26.4	$(47.7)
Adjusted EBITDA (in millions)(2)	$126.2	$89.4
Net cash provided by operating activities (in millions)	$152.7	$96.7
Free Cash Flow (in millions)(3)	$150.5	$94.7
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
Components of our Results of Operations
Revenue
Connected Fitness Products
Connected Fitness Products Revenue primarily consists of sales of our portfolio of Connected Fitness Products and related accessories, including Precor-branded fitness products, delivery and installation services, Peloton Bike portfolio rental products, extended warranty agreements, branded apparel, and commercial service contracts. Connected Fitness Products Revenue is recognized at the time of delivery, except for extended warranty revenue that is recognized over the warranty period and service revenue that is recognized over the term, and is recorded net of sales returns and concessions, discounts and allowances, and third-party financing program fees, when applicable.
Subscription
Subscription Revenue primarily consists of revenue generated from our Paid Connected Fitness Subscriptions and Paid Peloton App Subscriptions, which are offered on a month-to-month or prepaid basis, and revenue generated from content licensing arrangements.
As of March 31, 2026, 99% and 77% of our Connected Fitness Subscription and Paid App Subscription bases, respectively, were paying month-to-month.
A single Connected Fitness Subscription provides access to multiple, different Peloton Connected Fitness Products (such as a Peloton Bike and Peloton Tread) in the same household. As of March 31, 2026, approximately 12% of our Connected Fitness Subscriptions owned multiple, different Connected Fitness Products.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$202.9	$205.5	$599.3	$618.5
Subscription	428.0	418.5	1,239.0	1,265.4
Total revenue	630.9	624.0	1,838.3	1,883.9
Cost of revenue(1)(2)
Connected Fitness Products	180.0	176.2	531.8	541.7
Subscription	123.6	129.8	364.1	402.0
Total cost of revenue	303.7	306.0	895.9	943.7
Gross profit	327.3	318.1	942.3	940.2
Operating expenses
Sales and marketing(1)(2)	98.1	106.5	316.9	341.1
General and administrative(1)(2)	110.4	151.4	314.1	402.2
Research and development(1)(2)	58.8	59.6	185.9	178.4
Impairment expense	3.4	30.7	34.7	52.3
Restructuring expense(1)	4.1	2.4	11.2	8.6
Supplier settlements	—	—	—	23.5
Total operating expenses	274.8	350.5	862.8	1,006.0
Income (loss) from operations	52.5	(32.4)	79.5	(65.8)
Other expense, net:
Interest expense	(30.0)	(32.6)	(93.8)	(102.6)
Interest income	8.7	7.9	27.6	23.7
Foreign exchange (loss) gain	(4.3)	10.3	(10.6)	6.6
Other expense, net	—	(0.1)	(0.3)	—
Total other expense, net	(25.6)	(14.5)	(77.0)	(72.3)
Income (loss) before income taxes	26.9	(46.9)	2.5	(138.2)
Income tax expense	0.4	0.8	0.9	2.3
Net income (loss)	$26.4	$(47.7)	$1.6	$(140.5)

____________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Cost of revenue
Connected Fitness Products	$2.2	$2.1	$6.8	$6.9
Subscription	9.9	9.2	32.4	28.2
Total cost of revenue	12.1	11.4	39.2	35.1
Sales and marketing	5.9	4.2	19.3	12.6
General and administrative	23.9	41.3	61.1	93.8
Research and development	10.7	10.7	35.2	34.7
Restructuring expense	—	—	0.8	—
Total stock-based compensation expense	$52.7	$67.6	$155.6	$176.2
____________________
(2) Includes depreciation and amortization expense as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Cost of revenue
Connected Fitness Products	$2.3	$3.8	$7.3	$12.0
Subscription	4.0	7.0	13.4	22.4
Total cost of revenue	6.3	10.8	20.7	34.3
Sales and marketing	3.3	4.2	10.4	13.6
General and administrative	2.3	4.0	7.3	13.5
Research and development	1.6	2.3	7.4	7.4
Total depreciation and amortization expense	$13.6	$21.2	$45.7	$68.8
Comparison of the Three and Nine Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$202.9	$205.5	(1.2)%	$599.3	$618.5	(3.1)%
Subscription	428.0	418.5	2.3	1,239.0	1,265.4	(2.1)
Total Revenue	$630.9	$624.0	1.1%	$1,838.3	$1,883.9	(2.4)%
Percentage of revenue
Connected Fitness Products	32.2%	32.9%		32.6%	32.8%
Subscription	67.8	67.1		67.4	67.2
Total	100.0%	100.0%		100.0%	100.0%
Three Months Ended March 31, 2026 and 2025
Connected Fitness Products Revenue decreased $2.6 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to lower sales of certain Connected Fitness products, partially offset by improvements in Precor revenue during the three months ended March 31, 2026.
Subscription Revenue increased $9.4 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the subscription price increases that became effective during the three months ended December 31, 2025, partially offset by decreases in Paid Connected Fitness and App Subscriptions and decreases in content licensing revenue during the three months ended March 31, 2026.
Nine Months Ended March 31, 2026 and 2025

Connected Fitness Products Revenue decreased $19.2 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, primarily attributable to lower sales of certain Connected Fitness products, partially offset by improvements in Precor revenue during the nine months ended March 31, 2026.
Subscription Revenue decreased $26.5 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, primarily due to decreases in Paid Connected Fitness and App Subscriptions and decreases in content licensing revenue, partially offset by the subscription price increases that became effective during the three months ended December 31, 2025.
Cost of revenue, Gross profit, and Gross margin

	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
	(dollars in millions)
Cost of revenue:
Connected Fitness Products	$180.0	$176.2	2.2%	$531.8	$541.7	(1.8)%
Subscription	123.6	129.8	(4.7)	364.1	402.0	(9.4)
Total Cost of revenue	$303.7	$306.0	(0.8)%	$895.9	$943.7	(5.1)%
Gross profit:
Connected Fitness Products	$22.9	$29.3	(21.8)%	$67.5	$76.8	(12.1)%
Subscription	304.3	288.8	5.4%	874.9	863.4	1.3%
Total Gross profit	$327.3	$318.1	2.9%	$942.3	$940.2	0.2%
Gross margin:
Connected Fitness Products	11.3%	14.3%		11.3%	12.4%
Subscription	71.1%	69.0%		70.6%	68.2%
Three Months Ended March 31, 2026 and 2025
Connected Fitness Products Cost of revenue increased $3.8 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase was primarily driven by higher sales of Precor-branded fitness products, and an increase in import tariff charges, partially offset by lower sales of certain Connected Fitness products, and lower warranty expense.
Our Connected Fitness Products Gross margin decreased to 11.3% for the three months ended March 31, 2026, compared to 14.3% for the three months ended March 31, 2025. This decrease was primarily driven by higher promotional discounts, a product mix shift towards lower-margin products, and an increase in import tariff charges, partially offset by lower warranty expense.
Subscription Cost of revenue decreased $6.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to lower music royalties costs and related reserves, and a reduction in depreciation and amortization expense.
Subscription Gross margin increased to 71.1% for the three months ended March 31, 2026, compared to 69.0% for the three months ended March 31, 2025. This increase was primarily driven by the subscription price increases that became effective during the three months ended December 31, 2025, and lower music royalties costs and related reserves, partially offset by decreases in Paid Connected Fitness and App Subscriptions and content licensing revenue.
Nine Months Ended March 31, 2026 and 2025
Connected Fitness Products Cost of revenue decreased $9.9 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. This decrease was primarily driven by lower sales of certain Connected Fitness Products, and lower warranty expense, partially offset by the $13.5 million expense incurred related to the Original Series Bike+ seat post recall, higher sales of Precor-branded fitness products, and an increase in import tariff charges.
Our Connected Fitness Products Gross margin decreased to 11.3% for the nine months ended March 31, 2026, compared to 12.4% for the nine months ended March 31, 2025. This decrease was primarily driven by the $13.5 million expense incurred related to the Original Series Bike+ seat post recall, higher promotional discounts, a product mix shift towards lower-margin products, and an increase in import tariff charges, partially offset by lower warranty expense.

Subscription Cost of revenue decreased $37.9 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, primarily due to lower music royalties costs and related reserves, and a reduction in depreciation and amortization expense.
Subscription Gross margin increased to 70.6% for the nine months ended March 31, 2026, compared to 68.2% for the nine months ended March 31, 2025. This increase was primarily driven by the subscription price increases that became effective during the three months ended December 31, 2025, and lower music royalties costs and related reserves, partially offset by decreases in Paid Connected Fitness and App Subscriptions and content licensing revenue.
Operating Expenses
Sales and marketing

	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
	(dollars in millions)
Sales and marketing	$98.1	$106.5	(7.9)%	$316.9	$341.1	(7.1)%
As a percentage of total revenue	15.5%	17.1%		17.2%	18.1%
Three Months Ended March 31, 2026 and 2025
Sales and marketing expense decreased $8.4 million for the three and nine months ended March 31, 2026, respectively, compared to the three and nine months ended March 31, 2025, primarily driven by a decrease in acquisition marketing spend.
Nine Months Ended March 31, 2026 and 2025
Sales and marketing expense decreased $24.2 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, primarily driven by a $22.1 million decrease in acquisition and brand marketing charges, and a $3.2 million decrease in rent and occupancy charges due to the exit of certain retail showroom locations.
General and administrative

	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
	(dollars in millions)
General and administrative	$110.4	$151.4	(27.1)%	$314.1	$402.2	(21.9)%
As a percentage of total revenue	17.5%	24.3%		17.1%	21.3%
Three and Nine Months Ended March 31, 2026 and 2025
General and administrative expense decreased $41.0 million and $88.1 million for the three and nine months ended March 31, 2026, respectively, compared to the three and nine months ended March 31, 2025. The decrease was mainly driven by a decrease of $32.0 million and $60.6 million in personnel-related expenses, inclusive of stock-based compensation expense, respectively, primarily due to decreased average headcount and the assignment of executive compensation to the various expense captions beginning in fiscal 2026, and a decrease of $4.0 million and $12.2 million in rent and occupancy charges, respectively, primarily due to the assignment of other corporate overhead costs to the various expense captions beginning in fiscal 2026.
Research and development

	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
	(dollars in millions)
Research and development	$58.8	$59.6	(1.3)%	$185.9	$178.4	4.2%
As a percentage of total revenue	9.3%	9.5%		10.1%	9.5%
Three and Nine Months Ended March 31, 2026 and 2025
Research and development expense remained mostly consistent for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Research and development expense increased $7.5 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, mainly driven by a $7.2 million increase in personnel-related expenses, inclusive of stock-based compensation expense, and a $4.6 million increase in rent and occupancy charges, both primarily due to the assignment of executive compensation and other corporate overhead costs, discussed above, partially offset by a $2.7 million decrease in product development costs, primarily due to a reduction in contractor spend.

Impairment expense

	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
	(dollars in millions)
Impairment expense	$3.4	$30.7	(88.9)%	$34.7	$52.3	(33.7)%
Three Months Ended March 31, 2026 and 2025
Impairment expense decreased $27.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, mainly driven by a $32.2 million decrease in asset write-downs and write-offs related to plans to right-size portions of our corporate office footprint, partially offset by a $7.9 million increase in impairment expense related to the exit of retail showroom locations.
Nine Months Ended March 31, 2026 and 2025
Impairment expense decreased $17.6 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, mainly driven by a $9.3 million decrease in asset write-downs and write-offs related to plans to right-size portions of our corporate office footprint, and a $6.1 million decrease in impairment expense related to the exit of retail showroom locations.
Restructuring expense

	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
	(dollars in millions)
Restructuring expense	$4.1	$2.4	72.9%	$11.2	$8.6	30.2%
Three Months Ended March 31, 2026 and 2025
Restructuring expense increased $1.7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to an increase in severance and other personnel costs in connection with the Restructuring Plans.
Nine Months Ended March 31, 2026 and 2025
Restructuring expense increased $2.6 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, primarily due to an increase in exit and disposal costs and professional fees, and an increase in stock-based compensation expense, in connection with the Restructuring Plans.
Supplier settlements

	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
	(dollars in millions)
Supplier settlements	$—	$—	—%	$—	$23.5	(100.0)%
Nine Months Ended March 31, 2026 and 2025
Supplier settlements decreased $23.5 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, due to the settlement of disputes with a third-party supplier about certain alleged past and future commitments during the nine months ended March 31, 2025.
Total other expense, net and Income tax expense

	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
	(dollars in millions)
Interest expense	$(30.0)	$(32.6)	(8.0)%	$(93.8)	$(102.6)	(8.6)%
Interest income	8.7	7.9	9.1%	27.6	23.7	16.3%
Foreign exchange (loss) gain	(4.3)	10.3	(141.8)%	(10.6)	6.6	(261.0)%
Other expense, net	—	(0.1)	(115.9)%	(0.3)	—	1809.0%
Income tax expense	0.4	0.8	(41.0)%	0.9	2.3	(60.3)%

Total other expense, net comprised the following for the three and nine months ended March 31, 2026:
•Interest expense primarily related to our Term Loan and convertible notes of $30.0 million and $93.8 million, respectively;
•Interest income from cash, cash equivalents, and short-term investments of $8.7 million and $27.6 million, respectively;
•Foreign exchange losses of $4.3 million and $10.6 million, respectively; and
•Other expense, net of zero and $0.3 million, respectively.
Total other expense, net comprised the following for the three and nine months ended March 31, 2025:
•Interest expense primarily related to our Term Loan and convertible notes of $32.6 million and $102.6 million, respectively;
•Interest income from cash, cash equivalents, and short-term investments of $7.9 million and $23.7 million, respectively;
•Foreign exchange gains of $10.3 million and $6.6 million, respectively; and
•Other expense, net of $0.1 million and zero, respectively.
Income tax expense for the three and nine months ended March 31, 2026 of $0.4 million and $0.9 million, respectively, was primarily due to state and international taxes. Income tax expense for the three and nine months ended March 31, 2025 of $0.8 million and $2.3 million, respectively, was primarily due to state and international taxes.
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
The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Net income (loss)	$26.4	$(47.7)	$1.6	$(140.5)
Adjusted to exclude the following:
Total other expense, net(1)	25.6	14.5	77.0	72.3
Income tax expense	0.4	0.8	0.9	2.3
Depreciation and amortization expense	13.6	21.2	45.7	68.8
Stock-based compensation expense	52.7	67.6	154.8	176.2
Impairment expense	3.4	30.7	34.7	52.3
Restructuring expense(2)	4.1	2.4	11.2	8.6
Supplier settlements(3)	—	—	—	23.5
Adjusted EBITDA	$126.2	$89.4	$325.9	$263.6
______________________
(1) Primarily consists of Interest expense of $30.0 million and $93.8 million, Interest income of $(8.7) million and $(27.6) million, and foreign exchange losses of $4.3 million and $10.6 million, for the three and nine months ended March 31, 2026, respectively. Primarily consists of Interest expense of $32.6 million and $102.6 million, foreign exchange gains of $(10.3) million and $(6.6) million, and Interest income of $(7.9) million and $(23.7) million, for the three and nine months ended March 31, 2025, respectively.
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
The following table presents a reconciliation of Subscription Contribution and Subscription Contribution Margin to Subscription Gross Profit and Subscription Gross Margin, respectively, which are the most directly comparable financial measures prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(dollars in millions)
Subscription Revenue	$428.0	$418.5	$1,239.0	$1,265.4
Less: Subscription Cost of revenue	123.6	129.8	364.1	402.0
Subscription Gross Profit	$304.3	$288.8	$874.9	$863.4
Subscription Gross Margin	71.1%	69.0%	70.6%	68.2%
Add back:
Depreciation and amortization expense	$4.0	$7.0	$13.4	$22.4
Stock-based compensation expense	9.9	9.2	32.4	28.2
Subscription Contribution	$318.3	$304.9	$920.7	$914.0
Subscription Contribution Margin	74.4%	72.9%	74.3%	72.2%
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
The following table presents a reconciliation of Free Cash Flow to Net cash provided by operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Net cash provided by operating activities	$152.7	$96.7	$296.5	$215.9
Capital expenditures	(2.2)	(2.1)	(7.6)	(4.6)
Free Cash Flow	$150.5	$94.7	$288.9	$211.3

Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, our Term Loan, as well as cash flows from operating activities. As of March 31, 2026, we had Cash and cash equivalents of approximately $1,126.3 million.
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
•Our ability to generate and grow revenue and market acceptance of our Connected Fitness Products;
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
Cash Flows

	Nine Months Ended March 31,
	2026	2025
	(in millions)
Net cash provided by operating activities	$296.5	$215.9
Net cash used in investing activities	(9.8)	(0.4)
Net cash (used in) provided by financing activities	(203.8)	2.1
Operating Activities
Net cash provided by operating activities of $296.5 million for the nine months ended March 31, 2026 was primarily related to non-cash adjustments of $292.0 million, a net decrease in operating assets and liabilities of $2.9 million and a net income of $1.6 million. Non-cash adjustments primarily consisted of $155.6 million of stock-based compensation expense, $45.7 million of depreciation and amortization, $38.4 million of non-cash operating lease expense, and $34.7 million of impairment expense. The net decrease in operating assets and liabilities was primarily due to a $38.4 million decrease in net inventory levels, a $37.9 million decrease in prepaid expenses and other current assets, and a $22.4 million decrease in accounts receivable, partially offset by a $57.7 million decrease in net operating lease liabilities due to lease payments and lease terminations as we continue to reduce our real estate footprint in connection with the Restructuring Plans, and a $27.6 million decrease in accounts payable and accrued expenses.
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
Investing activities
Net cash used in investing activities of $9.8 million for the nine months ended March 31, 2026 was due to $7.6 million used for capital expenditures and $2.2 million used for the Breathwrk acquisition.

Net cash used in investing activities of $0.4 million for the nine months ended March 31, 2025 was due to $4.6 million used for capital expenditures, partially offset by $4.2 million in proceeds from the sale of the remaining Peloton Output Park land parcel.
Financing activities
Net cash used in financing activities of $203.8 million for the nine months ended March 31, 2026 was primarily due to a $199.0 million repayment of the 2026 Notes upon maturity, $7.5 million in principal repayments on the Term Loan, partially offset by $2.9 million related to net proceeds from purchases under the Employee Stock Purchase Plan (“ESPP”) and option exercises under our employee stock plans.
Net cash provided by financing activities of $2.1 million for the nine months ended March 31, 2025 was primarily related to net proceeds from option exercises under our employee stock plans and purchases under the ESPP of $9.7 million, partially offset by $7.5 million in principal repayments on the Term Loan.
Debt Obligations
In February 2021, we issued $1.0 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private offering. The net proceeds from the offering were approximately $977.2 million, after deducting the initial purchasers’ discounts and commissions and our offering expenses. The 2026 Notes did not bear regular interest, and the principal amount of the 2026 Notes did not accrete. The 2026 Notes matured on February 15, 2026, and during the three months ended March 31, 2026, we repaid in cash the remaining $199.0 million aggregate principal amount of the 2026 Notes.
In May 2024, we issued $350.0 million aggregate principal amount of 5.50% Convertible Senior Notes due 2029 (the “2029 Notes”) in a private offering. The net proceeds from this offering were approximately $342.3 million, which were used, together with proceeds from the Term Loan and cash on hand, to repurchase approximately $801.0 million aggregate principal amount of the 2026 Notes. The 2029 Notes bear interest at a rate of 5.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024. The 2029 Notes will mature on December 1, 2029, unless earlier converted, redeemed, or repurchased. The 2029 Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events.
On May 30, 2024, we entered into a Third Amended and Restated Credit Agreement, which provides for a $1.0 billion term loan facility (the “Term Loan”) and a $100.0 million revolving credit facility (the “Revolving Facility”), both of which will mature on May 30, 2029. The Term Loan amortizes in quarterly installments of 0.25%, payable at the end of each fiscal quarter and on the maturity date. Interest on borrowings under the Term Loan and Revolving Facility are determined based on calculations using an alternate base rate or term SOFR rate (further described in Note 7, Debt) at our option. We are also required to pay a quarterly commitment fee on the unused portion of the Revolving Facility, which accrues at a rate of 0.375% or 0.500% per annum depending on our First Lien Net Leverage Ratio (as defined in the Third Amended and Restated Credit Agreement). As of March 31, 2026, we had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and we had $982.5 million total outstanding borrowings under the Third Amended and Restated Credit Agreement.
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
We are required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of March 31, 2026, we had outstanding letters of credit totaling $45.6 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheets.
Refer to Note 7, Debt in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding our debt obligations.

Contractual Obligations and Commitments
As of March 31, 2026, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$551.3	$86.9	$137.2	$95.1	$232.1
Minimum royalty payments (2)	122.1	76.7	45.3	0.1	—
Unused credit facility fee payments (3)	1.3	0.4	0.8	0.2	—
Other purchase obligations (4)	153.3	48.1	66.7	38.5	—
Convertible senior notes (5)	350.0	—	—	350.0	—
Term loan (5)	982.5	10.0	20.0	952.5	—
Total	$2,160.6	$222.2	$269.9	$1,436.4	$232.1
______________________
(1) Lease obligations relate to our office space, warehouses, production studios, retail locations, and equipment. The original lease terms are between one and 20 years, and the majority of the lease agreements are renewable at the end of the lease period.
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
(3) Pursuant to the Third Amended and Restated Credit Agreement, we are required to pay a commitment fee of 0.500% or 0.375% per annum, depending on whether the First Lien Net Leverage Ratio (as defined in the Third Amended and Restated Credit Agreement) is greater or less than 5.00 to 1.00, on a quarterly basis based on the unused portion of the Revolving Facility. The payments due by period in the table above are reflective of the rate as of March 31, 2026, which is 0.375%.
(4) Other purchase obligations include other contractual obligations, which primarily relate to cloud computing and other service contracts.
(5) Refer to Note 7, Debt in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding our 2029 Notes and Term Loan obligations.
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
As of March 31, 2026, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were estimated to be approximately $48.3 million. See “Risk Factors — Risks Related to Our Business—Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in our Form 10-K.
Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of March 31, 2026.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had Cash and cash equivalents of $1,126.3 million as of March 31, 2026. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented in this Quarterly Report on Form 10-Q would not have had a material impact on our condensed consolidated financial statements.
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
Foreign Currency Risk
Our international sales are primarily denominated in foreign currencies and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our revenue. We source and manufacture inventory primarily in U.S. dollars and Taiwanese dollars. A portion of our operating expenses is incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. For example, some of our contract manufacturing takes place in Taiwan and the related agreements are denominated in foreign currencies and not in U.S. dollars. Further, certain of our manufacturing agreements provide for fixed costs of our Connected Fitness Products and hardware in Taiwanese dollars but provide for payment in U.S. dollars based on the then-current Taiwanese dollar to U.S. dollar spot rate. In addition, our suppliers incur many costs, including labor and supply costs, in other currencies. While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. We have the ability to use derivative instruments, such as foreign currency forwards, and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. Our exposure to foreign currency exchange rates historically has been partially hedged as our foreign currency denominated inflows create a natural hedge against our foreign currency denominated expenses.
Inflation Risk
As a result of inflationary conditions, there have been and may continue to be additional pressures on the ongoing increases in supply chain and logistics costs, materials costs, and labor costs. The effect of U.S. and global tariffs may spur inflationary conditions and create further pressures on costs. Additionally, ongoing and future global conflicts may further drive inflationary pressures throughout the global economy and lead to potential market disruptions. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have recently experienced the effects of inflation on our results of operations and financial condition. Our business may continue to be impacted by inflation in the future which could have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of net revenue if we are unable to fully offset such higher costs through price increases. Additionally, because we purchase component parts from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, tariffs, or economic pressures.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding its required disclosure.
Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-39058	3.1	11/06/2019
3.2	Second Amended and Restated Bylaws.	8-K	001-39058	3.1	04/08/2024
10.1†	Transition Agreement, by and between Jen Cotter and Peloton Interactive Inc., dated March 14, 2026.	8-K	001-39058	10.1	03/17/2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).					X
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

PELOTON INTERACTIVE, INC.
Date: May 7, 2026	By:	/s/ Peter Stern
Peter Stern Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Saqib Baig
Saqib Baig Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)