Form 10-K
period 2026-06-30
PELOTON INTERACTIVE, INC.
filed 2026-08-06
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was $2.5 billion, based upon the closing price reported for such date on The Nasdaq Global Select Market.

As of July 30, 2026, the number of shares of the registrant’s Class A common stock outstanding was 423,035,077 and the number of shares of the registrant’s Class B common stock outstanding was 15,836,724.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including, without limitation, statements regarding our execution and timing of, and the expected benefits from, our restructuring initiatives and cost-saving measures, the cost savings and other efficiencies of expanding relationships with our third-party partners, details regarding and the timing of the launch of new products and services, our initiatives with retailer partners and our efforts to optimize our retail showroom footprint, the prices of our products and services, our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions.

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

•our ability to successfully execute our business strategy, including our commercial strategy;
•our ability to achieve and maintain future profitability and positive free cash flow;
•our ability to attract and maintain subscribers and subscriptions (“Subscriptions”);
•our ability to accurately forecast consumer demand for our products and services and adequately manage our inventory;
•our ability to achieve the expected benefits of our restructuring initiatives and other cost-saving measures, including our 2025 Restructuring Plan (as defined below), which has been substantially implemented;
•our ability to effectively manage our growth and costs;
•our ability to anticipate consumer preferences and successfully develop and offer new products and services in a timely manner, and effectively manage the introduction of new or enhanced products and services;
•demand for our products and services, including any declines in sales of our Connected Fitness Products (as defined below), and growth of the connected fitness and wellness markets;
•our ability to maintain the value and reputation of the Peloton and Precor brands;
•disruptions or failures of our information technology systems, or websites, or those of third parties on whom we rely;
•our reliance on, and lack of control over, a limited number of suppliers, contract manufacturers, and logistics partners for our Connected Fitness Products;
•our ability to predict our long-term performance and changes to our revenue as our business matures;
•the effects of increased competition in our markets and our ability to compete effectively;
•our dependence on third-party licenses for use of music in our content;
•actual or perceived defects in, or safety of, our products, including any impact of product recalls, including our Original Series Bike and Bike+ seat post recalls, quality improvement or similar programs, or legal or regulatory claims, proceedings, or investigations involving our products;
•increases in component costs, long lead times, supply shortages, or other supply chain disruptions;
•accidents, safety incidents, or workforce disruptions;
•seasonality or other fluctuations in our annual or quarterly results;
•our ability to generate class content;
•risks related to acquisitions or dispositions and our ability to successfully operate and further integrate any such acquired companies into our operations and control environment, including our Commercial Business Unit;
•risks related to expansion into international markets, including political and economic instability of foreign markets;
•risks related to payment processing, cybersecurity, or data privacy;
•risks related to artificial intelligence (“AI”) and our integration of AI into our products, services, and business operations, including risks related to flawed algorithms, intellectual property infringement, data privacy, and evolving regulatory requirements;
•risks related to our Peloton Apps (as defined below) and their ability to work with a range of mobile and streaming technologies, systems, networks, and standards;
•our ability to effectively price and market our Connected Fitness Products and Subscriptions;
•any inaccuracies in, or failure to achieve, operational and business metrics, or forecasts;
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
•our ability to attract and retain highly skilled personnel, including key members of senior management, and maintain our culture;
•the impact of macroeconomic conditions, including inflation, changes in consumer spending, recession, and rising interest rates, on demand for our products and services;
•risks related to pending or future litigation, government investigations, and regulatory proceedings, including securities litigation, patent litigation, and product liability matters;
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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

In this Annual Report on Form 10-K, the words “we,” “us,” “our,” “the Company,” and “Peloton” refer to Peloton Interactive, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

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
•We may be unable to attract and retain Subscriptions, which could have an adverse effect on our business and rate of growth.
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
•Our strategy depends on successfully scaling revenue across multiple channels, product categories, and customer segments, including in commercial markets and in the broader connected wellness and recovery space. If we fail to execute on these priorities, our growth, brand, and financial performance may suffer.
•If we are unable to anticipate consumer preferences and successfully develop and offer new or updated products and services in a timely manner, or effectively manage their introduction, our business may be adversely affected.
•Our past financial results may not be indicative of our future performance.
•Our success depends on our ability to maintain the value and reputation of the Peloton brand.
•Changes in trade policies in the U.S. and internationally, including the imposition of tariffs, have had, and may continue to have, an adverse effect on our business, financial condition and results of operations.
•Any major disruption or failure of our information technology systems or websites, or those of third parties on whom we rely, or our failure to successfully implement upgrades and new technology effectively, could adversely affect our business and operations.
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

PART I

Item 1. Business

Overview
Peloton is a leading global fitness and wellness company that empowers people to live fit, strong, long, and happy, by bringing integrated fitness and wellness experiences to Members (as defined below) anytime, anywhere. Founded in 2012 and headquartered in New York City, we offer a breadth of fitness and wellness solutions to consumers worldwide, including our highly engaged community of approximately 5.5 million Members as of June 30, 2026, across the United States, United Kingdom, Canada, Germany, Australia, and Austria, and Commercial Business Unit customers in over 60 countries. As a category innovator at the nexus of fitness, wellness, technology, and media, we deliver integrated experiences through our world-renowned instructors (“Instructors”), premium hardware and innovative software, personalization, and extensive modalities and an expansive content library.

We define a “Member” as any individual who has a Peloton account through a Paid Connected Fitness Subscription or a Paid App Subscription, inclusive of the Peloton App+, App One, Strength+, and Breathwrk Memberships (our “Peloton Apps”), and engages in one or more workouts in the trailing 12-month period. We define workout engagement as either (i) completing the lesser of 50% or 10 minutes of Instructor-led classes, Scenic (guided, time, and distance-based routes filmed in locations around the world), and Lanebreak workouts (our game-inspired workout experience); (ii) at least 10 minutes of any activity tracking workout (such as “Just Ride”, “Just Run”, or “Just Row”), or Peloton Entertainment workout (video streaming); (iii) at least 5 minutes of any Strength+ workout with 80% of sets marked complete; or (iv) at least 10 minutes of any Breathwrk class.

We define a “Paid Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, that has paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers). “Paid App Subscriptions” include all subscriptions to our Peloton Apps for which we currently receive payment (a successful credit card billing or prepaid with subscription credits or waivers).

Our Connected Fitness Products
Our portfolio of Connected Fitness Products primarily consists of the Peloton Original Series, Peloton Cross Training Series, Peloton Pro Series, and Precor Products (each defined below, and collectively, the “Connected Fitness Products”), and related accessories, delivery and installation services, extended warranty and other service agreements, and branded apparel.

Peloton Original Series
In connection with the launch of our Cross Training Series (as defined below), we discontinued the sale of our original series (the “Original Series,” or “Original”) Tread, Tread+, and Row. However, we continue to sell refurbished Original Bike and Original Bike+.

•Original Bike: Combines fitness, technology, and media, to connect riders to live and on-demand workouts led by Peloton Instructors, as well as alternative workout experiences like Peloton Entertainment, Scenic, and Lanebreak. It has an HD touchscreen and built-in speakers.

•Original Bike+: Includes all Original Bike features, and unlocks an even more dynamic workout experience with a rotating HD touchscreen, automatic resistance control with the Bike+ electronic braking system, and a more refined design. In select markets, we also provide the opportunity via the Peloton Rental program to rent the Original Bike+ and access fitness content for one monthly fee.

•Original Tread: Combines a cutting-edge treadmill design with Peloton’s compelling Instructor-led Running, Walking, Hiking, and Tread Bootcamp content, as well as Entertainment, Scenic, and Lanebreak. It includes design elements unique to Peloton, like dial control knobs, jump buttons, and an auto-incline feature, as well as an HD touchscreen and built-in speakers.

•Original Tread+: Includes all Original Tread features, and unlocks an elevated comfort experience with slat belt technology, an upgraded touchscreen, Free Mode for self-powered running, and a powerful sound bar designed for a high-quality home workout experience.

•Original Row: Combines innovative software, premium hardware design, and exclusive Peloton content to deliver a unique low-impact, full-body cardio and strength workout. It features proprietary rowing form assistance and form guidance technology, personalized pace target technology, a rotating HD touchscreen and built-in speakers.

Peloton Cross Training Series
In October 2025, we launched the Cross Training Series, a refreshed portfolio of Connected Fitness Products, which includes the Cross Training Bike, Bike+, Tread, Tread+, and Row+ (collectively, the “Cross Training Series”).

•Cross Training Bike: Includes all Original Bike features, and introduces a rotating HD touchscreen to switch seamlessly from Cycling to Strength, Yoga, Pilates, and more.

•Cross Training Bike+: Includes all Original Bike+ features, and introduces a movement-tracking camera powered by Peloton IQ for real-time form correction, repetition tracking, and weight suggestions, a three-speed fan for optimal airflow, an upgraded saddle, Sonos-tuned speakers, and hands-free control for the highest quality home workout experience.

•Cross Training Tread: Includes all Original Tread features, and introduces a rotating HD touchscreen to improve the off-treadmill workout experience.

•Cross Training Tread+: Includes all Original Tread+ features, and introduces a rotating HD touchscreen, a movement-tracking camera powered by Peloton IQ for real-time form correction, repetition tracking, and weight suggestions, a three-speed fan for optimal airflow, Sonos-tuned speakers, and hands-free control for the highest quality home workout experience.

•Cross Training Row+: Includes all Original Row features, and introduces a movement-tracking camera powered by Peloton IQ for real-time form correction, repetition tracking, and weight suggestions, a three-speed fan for optimal airflow, Sonos-tuned speakers, vertical storage capabilities, and hands-free control for the highest quality home workout experience.

Peloton Pro Series
In October 2025, we launched the Peloton Pro Series, a refreshed portfolio of commercial-ready Peloton-branded products, which includes the Peloton Bike+ Pro, Tread+ Pro, and Row+ Pro (collectively, the “Pro Series”).

•Bike+ Pro: Delivers an immersive cycling experience with a premium design, including our ergonomic resistance knob for manual control or auto-resistance to match Instructors’ cues, and a rotating HD touchscreen to improve the off-bike workout experience.

•Tread+ Pro: Built with premium features to drive progress and engagement, including our cushioned slat belt technology, auto-incline feature, Free Mode, and a rotating HD touchscreen to improve the off-treadmill workout experience.

•Row+ Pro: Combines comfort and performance to provide an intelligently guided rowing experience, featuring an ergonomic design, magnetic resistance for a smooth workout that minimizes noise, and a rotating HD touchscreen to improve the off-rower workout experience.

Precor Products
Our Precor-branded fitness products include a broad suite of product offerings across key categories, including Precor Cardio, Precor Strength, Connected Fitness Solutions, and Wellness Solutions (collectively, the “Precor Products”).

•Precor Cardio: Premium, commercial-grade fitness equipment inspired by natural movement, built for performance, and trusted by fitness operators. Our lineup of Precor Cardio includes treadmills, ellipticals, stair climbers, adaptive motion trainers, and exercise bikes.

•Precor Strength: A complete portfolio of durable and adaptable strength products for the entire strength floor. Our lineup of Precor Strength includes selectorized, plate loaded, cable stations, and free weight options, such as functional trainers, and benches and racks.

•Connected Fitness Solutions: Offers innovative software solutions that provide real-time equipment monitoring, remote software updates, smartwatch integration, and immediate access to the latest workouts and media offerings.

•Wellness Solutions: Offers holistic wellness technologies and solutions to aid recovery, enhance performance, reduce muscle soreness, and increase vitality. Our Wellness Solutions are designed for commercial fitness environments, and include sauna and red light products, as well as contrast therapy.

Our Memberships
Peloton content is accessed via a Membership billed on a monthly or annual basis through a Paid Connected Fitness Subscription or a Paid App Subscription. Membership options include:

Paid Connected Fitness Subscriptions
•All-Access Membership: Our most value-packed Peloton Membership, where the entire household can create individual profiles to access the full library of classes and receive tailored content recommendations across many fitness and wellness disciplines on our Peloton hardware and Apps. It also offers advanced metrics and progress tracking features powered by Peloton IQ, to help Members reach their goals, and the ability to diversify their workout experience through Scenic content, Lanebreak, and the ability to stream TV shows, movies, and sports through Peloton Entertainment (certain streaming services require separate subscriptions).

•Rental Membership: Allows Members to rent an Original Bike+ with all the benefits of an All-Access Membership for a bundled monthly price.

•Peloton Pro Subscription: A separate Pro Subscription on each piece of Peloton Pro Series equipment gives unlimited users access to log in or create a free account and get personalized recommendations, cardio performance estimates, and weekly insights.

•Peloton Guide Membership: In July 2025, we discontinued both the sale of Peloton Guide and the offering of Guide Memberships to new Members, however we continue to support existing Guide Memberships.

Paid App Subscriptions
Access to the Peloton Apps is available with an All-Access Membership for Members who have Peloton-branded Connected Fitness Products, or through a standalone App Membership (App+, App One, Strength+, and Breathwrk). App Memberships do not have access to classes via a Peloton-branded Connected Fitness Product, and are not able to track their performance metrics using these devices.

•App+ Membership: Provides Members with unlimited access to Peloton’s entire library of content on the Peloton App, excluding Lanebreak and Scenic experiences.

•App One Membership: Designed for Members who want unlimited access to thousands of Peloton classes across Strength, Yoga, Pilates, Outdoor Running, and more, but equipment-based cardio classes (Cycling, Treadmill, and Rowing) are limited to a few per month.

•Strength+ Membership: Our Strength+ iOS mobile app features self-paced, multi-week strength training programs with top Peloton strength coaches, a customizable workout generator tailored to our Members’ goals, instructional and entertaining video clips, and detailed progress tracking. Strength+ can be accessed with a standalone monthly Strength+ Membership, or an All-Access, App+, or existing Guide Membership.

•Breathwrk Membership: The Breathwrk mobile app features guided, neuroscience-based breathing exercises and classes to help Members manage stress, enhance sleep, boost workout performance and recovery, improve focus, and more. Breathwrk now also includes select meditation programming from Peloton Instructors. Breathwrk can be accessed with a standalone monthly Breathwrk Membership, or an All-Access, App+, or existing Guide Membership.

Our Software
Our content delivery and interactive software platform is critical to our Member experience. We thoughtfully invest in research and development to enhance our platform, develop new products and features, and improve the speed, scalability, and security of our platform infrastructure. Our research and development organization consists of engineering, product, and design teams. We seek to continuously improve our Connected Fitness Products, as well as the Peloton Apps (including the Peloton mobile apps and watch apps), through frequent software updates, iterations of feature enhancements, and innovations. Lastly, we use artificial intelligence (“AI”) and machine learning to power proprietary personalization and discovery models across all our software platforms. For example, in fiscal 2026, we launched our new Peloton IQ offering (including Personalized Plans, Performance Estimates, Weekly Insights, and Personalized Recommendations), instructed self-paced Strength workouts, our new Member recognition program Club Peloton, and integrated remote personal training with certified human trainers. We continue to invest in the Peloton Apps to create a more social experience, including launching Official Peloton Teams and a new Social Feed.

Our Instructor-Led Content
We create engaging, original fitness and wellness content in a studio environment that is available on demand. Our Instructor-led content is immersive and motivating, while also creating a sense of community. We are constantly innovating and evolving our content library and offerings, which include Instructor-led audio-visual classes, Scenic content, Entertainment, and Just Work Out. Tens of thousands of classes have been produced at our studios in New York City and London, featuring our proprietary Instructors.

Our content breadth and depth is vast, with disciplines such as Strength, Pilates, Yoga, Cardio, Meditation, Stretching, Cycling, Outdoor, Running, Tread Bootcamp, Bike Bootcamp, Walking, Rowing, and Row Bootcamp. We continue to develop new fitness and wellness modalities. We have Scenic Content shot in beautiful destinations that includes Instructor-guided classes, exclusive partnership content, as well as non-guided time and distance-based options. We also have a game-inspired workout, Lanebreak, which allows Members to experience an animated workout as an alternative to Instructor-led programming. Lastly, we have a number of training programs, as well as collections of classes that cater to our Members’ interests and fitness and wellness goals. These are produced and developed using software features that are exclusively available on Peloton.

Peloton Studios New York and Peloton Studios London provide an in-person Peloton fitness experience. Regular studio Member classes and events are held in these spaces combining a high-energy live production environment with fitness classes. We currently produce our content in three languages: English, German, and Spanish. We are also creating a class library featuring subtitling and dubbing in multiple languages, to enable potential global expansion. We also pursue strategic distribution partnerships to expand our market presence.

We have become noteworthy as a brand providing the opportunity for our Members to engage with the fitness experiences and wellness content they love. Our technology allows our Instructors to integrate music and class plans into our programming in a way that we believe aligns with our Members’ fitness and musical tastes. We feature and celebrate musical artists and genres through collaboration with music providers.

Sales and Marketing
We sell our products directly to customers through a multi-channel sales platform and via third parties. We also sell Connected Fitness Products to business-to-business (“B2B”) customers. Our sales associates use customer relationship management tools to deliver an elevated, personalized, and educational purchase experience, regardless of channel, for capture and conversion.
•E-Commerce and Consumer Sales: Our desktop and mobile websites provide an elevated brand experience where visitors can learn about our products and services and access product reviews. Our Inside Sales team engages with customers by online chat on our websites, phone, and email, and offers one-on-one sales consultations.

•Commercial Business Unit (“CBU”): We have a unified portfolio of B2B fitness and well-being solutions, which brings together the trusted relationships, global operations, and industry-leading commercial solutions of Precor, with the Connected Fitness technology, premium design, and unparalleled content of Peloton, to deliver outstanding value to operators and their exercisers. The CBU serves several key verticals, including Commercial Clubs, Hospitality, Multi-Family Residential, Corporate, Education, and Government, with a range of Connected Fitness, Strength, Cardio, Wellness and engagement-based solutions, including the Peloton Pro Series.

•Retail Stores: Our retail stores allow customers to experience and try our products. We provide interactive product demonstrations, including the opportunity to take a “test class” on our Connected Fitness Products. Our microstore experience specializes in trials of Peloton’s Connected Fitness Products, while inline and studio retail stores provide an immersive experience for all categories, including our Connected Fitness Products, branded apparel, and accessories.

•Third-Party Retailers: Our products are also available to purchase from a number of third-party retailers, including Amazon, Dick’s Sporting Goods, Johnson Fitness & Wellness, John Lewis & Partners, Fitshop, and MediaMarkt.
To market our products and services, we use a combination of brand and product-specific performance marketing, including seasonal promotions to build brand awareness, generate sales of our Connected Fitness Products, and drive Paid Connected Fitness Subscriptions and Paid App Subscriptions.

Manufacturing and Logistics
We utilize a combination of in-house manufacturing and global sourcing with third-party manufacturing partners. This model supports our broader product offering while providing access to supplier capabilities, regional manufacturing expertise, and global production capacity across multiple categories. The components used in our products are procured directly by the Company or on our behalf using our designs by our contract manufacturers, according to our design specifications and high standards, from a variety of suppliers. In order to account for technology evolution and market fluctuations, we regularly review our relationships with our existing contract manufacturers and the components suppliers that we contract with, while evaluating prospective new partnerships. We use a combination of leased and operated, as well as contracted third-party logistics providers in our logistics and service network, which primarily includes middle mile and last mile operations centers in the United States, the United Kingdom, Canada, Germany, and Australia.

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

As of June 30, 2026, we held 205 U.S.-issued patents and had 103 U.S. patent applications pending. We also held 577 issued patents in foreign jurisdictions and 98 patent applications pending in foreign jurisdictions. Our U.S. issued patents expire between December 28, 2026 and August 5, 2046. As of June 30, 2026, we held 50 registered trademarks in the United States, including the Peloton mark and our “P” logo and also held 979 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to file additional patent applications with respect to our technology.

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

Competition
We believe that our magic formula of best-in-class equipment, integrated software, human coaching, and the world’s most supportive fitness community allows us to improve Member outcomes and sets us apart in the market for connected, technology-enabled fitness and wellness. We believe we provide a superior value proposition with our Connected Fitness Subscriptions, giving us a competitive advantage versus traditional fitness and wellness products and services, and future potential entrants.

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

•Product and App Offering: We compete with producers of fitness and wellness products, services, and apps, and work to ensure that our platform maintains the most innovative technology and user-friendly features.

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

Seasonality
Our business is affected by seasonality, which historically has resulted in higher revenues, as well as sales and marketing expenses, during our second fiscal quarter.

Government Regulation
We are subject to many varying laws and regulations in the United States and around the world, including those related to privacy, data protection, content regulation, intellectual property, consumer protection (including with regard to subscription services), e-commerce, marketing, advertising, messaging, rights of publicity, health and safety, sustainability factors, employment, labor, anti-discrimination, product quality and safety, accessibility, competition, customs and international trade (including tariffs and non-tariff trade barriers), and taxation. These laws often require companies to implement specific information security controls to protect certain types of information, such as personal data, “special categories of personal data,” or health data. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations. In addition, it is possible that certain governments may seek to block or limit our products and services or otherwise impose restrictions that may affect the accessibility or usability of any or all of our products and services for an extended period of time or indefinitely.

Environmental Impact
We believe sustainability is essential to a healthy society and a more resilient business, and we pursue a climate strategy anchored by near-term science-based targets approved by the Science Based Targets initiative (SBTi) — committing to reduce absolute Scope 1 and 2 GHG emissions 42% and Scope 3 GHG emissions from purchased goods and services and upstream transportation and distribution 25% by 2030 from a 2024 base year. We continue to enhance the Member experience through circular business models designed to reduce the environmental impact of our products. Through programs such as Peloton Rental, Peloton Certified Refurbished, and Peloton Repowered, we help keep products and materials in use for longer, create new opportunities for Members to access our platform, and reduce emissions. There are rapidly changing global environmental laws, which introduces operational costs and administrative complexity for our business. Failure to comply with these regulations may carry legal liabilities and reputational damage.

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

•Bring Your Best — We always bring our best. We put Members first, delivering products and experiences for which we can be proud. We are action-oriented, taking initiative, and leading with appropriate urgency. Our commitment to excellence drives us to embrace challenges and relentlessly experiment, innovate, and improve.

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

Employees
As of June 30, 2026, we employed 1,736 individuals in the United States across our corporate offices, production studio facilities, warehouse and distribution facilities, retail stores, and remote roles, of which 1,673 were full-time employees. Internationally, we employed 526 individuals primarily across corporate, studio and warehouse locations. We may also hire additional seasonal employees, primarily in our stores, during the holiday season. We are not signatories to any agreements with any labor organization, or a party to any collective bargaining agreements.

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

Team Member Safety
We prioritize the health and safety of our team members, our Members, and the impact our operations have on the environment. The core elements of our team member health and safety program include workplace injury reporting, site risk analysis, incident management, documented processes and standards, environmental programs, training, and occupational health programs, and we are continually striving to improve these processes. Concerns about the health and safety of our team members must be reported through our PeloSafe portal. Any concerns about Peloton suppliers or business partners should be reported through our Integrity Helpline available online and by telephone. The Integrity Helpline is maintained through an external third-party platform and monitored by our Compliance, Policy & Regulatory Affairs Team.

Training, Development, and Engagement
We have a dedicated Global Talent Development Team that develops and delivers company-wide learning experiences across all functions. These include, but are not limited to, programs focusing on Peloton’s approach to onboarding new team members, people and business leadership, dedicated coaching, function-specific training offerings, and internal hiring and mobility to support personal and professional growth.

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

Competitive Compensation and Work-Life Harmony
Our compensation program is structured around our overarching philosophy of rewarding demonstrable performance and aligning team members with our goals and strategy. Consistent with this approach, we provide market competitive compensation and benefits that will attract, motivate, reward, and retain a highly talented team and foster work-life harmony. We take a comprehensive view of the tools and programs we use to attract, reward, and retain top talent, including comprehensive health benefits, family and lifestyle services and support, financial, legal and retirement benefits, product discounts, free App access, and discounted studio classes.

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
Peloton, the Peloton logo, Peloton Bike, Peloton Bike+, Peloton Tread, Peloton Tread+, Peloton Guide, Peloton Row, Peloton Row+, our Peloton Apps, Peloton Strength+, Precor, and other registered or common law trade names, trademarks, or service marks of Peloton appearing in this Annual Report on Form 10-K, are the property of Peloton. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, our trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and tradenames.

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

Risks Related to Our Business

We have incurred operating losses in the past, may incur operating losses in the future, and may not maintain profitability in the future.

Although we reported net income in fiscal year 2026, we have incurred significant operating losses in prior periods and may not be able to sustain profitability on a quarterly or annual basis. Our operating expenses may increase as we invest in growth, including product development, content, marketing, and international expansion, and these efforts may be more costly than we expect. Our revenue may also decline due to, among other reasons, decreased numbers of subscribers, reduced demand, increased competition, or contraction of our overall market. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to sustain profitability.

We may be unable to attract and retain Subscriptions, which could have an adverse effect on our business and rate of growth.

Our continued business and revenue growth may be dependent on our ability to continuously attract and retain Subscriptions, and we cannot be sure that we will be successful in these efforts, or that Subscription retention levels will not materially decline. There are a number of factors that could lead to a decline in Subscription levels or that could prevent us from increasing our Subscription levels, including:

•our failure to introduce new features, products, or services that Members find engaging or our introduction of new products or services, or changes to existing products and services that are not favorably received;
•harm to our brand and reputation;
•pricing and perceived value of our offerings;
•actual or perceived safety concerns regarding our products;
•unsatisfactory experiences with the delivery, installation, or servicing of our Connected Fitness Products;
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

As a result of these factors, we cannot be sure that our Subscription levels will be adequate to maintain or permit the expansion of our operations. A decline in Subscription levels could have an adverse effect on our business, financial condition, and operating results.

Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers, based on our estimates of future demand for particular products and services. Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our and our competitors’ products and services, unanticipated changes in general market conditions, and the weakening of consumer confidence in future economic conditions. Failure to accurately forecast our inventory needs or consumer demand may result in manufacturing delays, reduced manufacturing efficiencies, increased costs, a shortage of products available for sale or an excess in inventory.

We have in recent periods experienced, and may continue to experience decreases in consumer demand, resulting in inventory write-downs or write-offs, excess inventory, and discounted product sales that lower our gross margins. In periods of low demand, we may be unable to renegotiate supplier agreements or fully utilize firm purchase commitments, creating loss contingencies for non-cancellable contracts. Disputes with our inventory supply partners regarding these agreements have, in certain instances, resulted, and may in the future result in, litigation, which could result in adverse judgments, settlements or other litigation-related costs as well as disruptors requiring management attention. Furthermore, demand volatility and inventory imbalances could trigger unexpected goodwill or long-lived asset impairment evaluations, potentially resulting in charges to earnings.

We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.

We continue to take actions intended to address the short-term health of our business as well as our long-term objectives based on our current estimates, assumptions and forecasts. These measures are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts. As such, the actions that we took under the restructuring plans we announced in 2022, 2024, and 2025 (collectively, the “Restructuring Plans”), and that we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. In addition, our initiatives have resulted, and could in the future result in, personnel attrition beyond our planned reduction in headcount or reduced employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or any of our strategic initiatives, including the Restructuring Plans, could result in reputational harm and could diminish confidence in, and the use of, our products and services. See “— Our success depends on our ability to maintain the value and reputation of the Peloton brand.” The Restructuring Plans have required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Restructuring.”

Our strategy depends on successfully scaling revenue across multiple channels, product categories, and customer segments, including in commercial markets and in the broader connected wellness and recovery space. If we fail to execute on these priorities, our growth, brand, and financial performance may suffer.

We sell connected fitness products, subscriptions, content, and apparel through direct e-commerce, third-party retail partners, owned micro-store showrooms, and our Commercial Business Unit. Our growth depends on effectively allocating resources across these channels and adapting our go-to-market approach as consumer demand and competitive dynamics shift, particularly as we expand our holistic wellness solutions.

We have substantially reduced our legacy retail showroom footprint and are transitioning to smaller-format micro-stores and third-party retail partnerships. If these channels do not generate the sales volumes we anticipate, or if we are unable to maintain favorable commercial terms with our retail partners, our revenue and margins could be adversely affected. Our ability to exit remaining legacy showroom leases may be limited by timing and cost under the applicable lease terms.

Through the integration of Precor and Peloton for Business into our Commercial Business Unit, we are expanding into the commercial fitness market with products engineered for high-traffic gym, hospitality, and corporate environments. This expansion requires coordination across hardware engineering, software, content, sales, and service capabilities, and there is no assurance that the commercial fitness market will adopt our products at the scale or pace we expect, or that the integration will deliver the anticipated commercial benefits.

The integrated nature of our business model, in which we design connected fitness products, develop proprietary software (including our mobile applications and platforms like Peloton IQ, Strength+, and Breathwrk), produce original programming and content, and operate across consumer and commercial channels, creates interdependencies across our value chain. As we broaden our offerings to address more of our Members’ total wellness, sleep, and recovery needs, disruption, underperformance, or failure to attract and retain Subscriptions in any one area can affect the consumer and member experience that is central to our brand, subscriber retention, and overall financial performance.

If we are unable to anticipate consumer preferences and successfully develop and offer new or updated products and services in a timely manner, or effectively manage their introduction, our business may be adversely affected.

We derive a substantial portion of our revenue from sales of our Connected Fitness Products. Our Connected Fitness Products are sold in highly competitive markets with limited barriers to entry. Our success depends on our ability to identify and respond to evolving consumer preferences, which cannot be predicted with certainty. If we are unable to introduce new or enhanced offerings in a timely manner, through appropriate channels, or in a way that resonates with consumers, our Subscription growth and retention could be negatively affected. Consumer preferences may also shift rapidly to different types of fitness and wellness offerings, or away from these types of offerings altogether, and our competitors may introduce similar or more appealing alternatives faster than we can or at a lower cost. Failure to anticipate and respond to these shifts could result in lower subscription rates, reduced sales, pricing pressure, lower gross margins, and excess inventory levels.

Developing new or enhanced products and services, including through expanded third-party distribution, new subscription and app offerings, and programs such as Peloton Rental, may require significant time and financial investment, and the introduction of new offerings could adversely impact the sales of our existing products and services, or cause consumers to delay purchases in anticipation of upcoming launches. We may also face challenges managing a more complex supply chain, including onboarding or offboarding suppliers, manufacturers and logistics providers, and managing inventory levels across a broader product portfolio. New or enhanced products or services may carry different pricing and cost structures that could negatively impact our gross margins and operating results.

We may experience delays in the planned release of new or enhanced products and services due to, among other factors, design, manufacturing, quality control, supply chain, trade controls, geopolitical uncertainties, or the performance of third parties. Any such delays could result in adverse publicity, loss of revenue or market acceptance, and litigation, and these effects may be heightened if delays coincide with periods of seasonally high demand.

Our past financial results may not be indicative of our future performance.

Any historical revenue growth should not be considered indicative of our future performance. In particular, we experienced a significant increase in our Subscription base at the onset of the COVID-19 pandemic, which slowed down and since decreased as consumers were able to resume activity outside the home. Over the long term it remains uncertain how the impacts of the post-COVID-19 pandemic environment and other market constraints, including macro- and micro-economic factors such as inflation, tariffs and non-tariff barriers, interest rates, foreign currency exchange rate fluctuations, and increased debt and equity market volatility, will impact consumer demand for our products and services over the long term. Estimates of future revenue growth are subject to many risks and uncertainties, and our future revenue may differ materially from our projections. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by companies in rapidly changing industries, and our business may be adversely affected if we do not manage these risks successfully. In addition, we may not achieve sufficient revenue to maintain positive cash flows from operations or attain net income profitability in any given period, or at all.

Our success depends on our ability to maintain the value and reputation of the Peloton brand.

We believe that our brand is important to attracting and retaining Members. Maintaining, protecting, and enhancing our brand depends on the success of a variety of factors, such as: our marketing efforts; our ability to provide consistent, high-quality products, content, services, features, and support, our ability to successfully secure, maintain, and enforce our rights to use the “Peloton” mark, our “P” logo, and other trademarks important to our brand; our ability to successfully respond to a negative event that impacts our brand; and our ability to meet shareholder and Member expectations. We believe that the importance of our brand will increase as competition further intensifies and brand promotion activities may require substantial expenditures. Our brand could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity. Unfavorable publicity about us, our strategic initiatives, such as our Restructuring Plans, or our products, services, pricing, technology, customer service, content, personnel, and suppliers could diminish confidence in, and the use of, our products and services. As discussed further in “Risks Related to Our Connected Fitness Products and Members” and “Risks Related to Laws, Regulation, and Legal Proceedings,” the legal proceedings in which we have been named, the regulators’ investigations, and any other claims or proceedings involving us or our products, actions we take to address these matters, and any further publicity regarding any of the foregoing could harm our brand. Such negative publicity could also have an adverse effect on the size, engagement and loyalty of our Member base and result in decreased revenue, which could have an adverse effect on our business, financial condition, and operating results.

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

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). We are closely monitoring updates from U.S. Customs and Border Protection (“CBP”), and have submitted our IEEPA tariff refund claim. While IEEPA tariffs are no longer effective, we are currently subject to Section 122 tariffs of 10%. On April 2, 2026, the President issued a presidential proclamation modifying the application of Section 232 tariffs on steel, aluminum, and their derivative products, which, among other things, removed fitness equipment from the scope of those tariffs. As a result, as of April 6, 2026, the steel and aluminum content in our Connected Fitness Products is no longer subject to Section 232 tariffs of 50%. Our ability to obtain any tariff refunds or rebates, and the timing and amount thereof, is subject to regulatory uncertainty and cannot be assured.

The U.S. Trade Representative (“USTR”) is conducting multiple investigations under Section 301 of the Trade Act of 1974, including into the forced labor import practices and structural excess manufacturing capacity of U.S. trading partners. USTR has proposed tariff rates of 10% to 12.5% following its investigation into forced labor practices. If the USTR determines that the practices under its excess manufacturing capacity investigation are actionable, additional ad valorem tariffs could be imposed. We are actively monitoring the progress and outcomes of these investigations.

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

We are solely reliant on contract manufacturers for all of our manufacturing needs. In most cases, we rely on only a single supplier for our products and some critical components. In the event of interruption from any of our contract manufacturers or suppliers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and delays, since we do not currently have qualified alternative or replacement contract manufacturers beyond these key partners. Furthermore, a large number of our contract manufacturers’ primary facilities are located in Taiwan, China and Thailand. Our business could be adversely affected if one or more of our suppliers is impacted by tensions, hostilities, or trade disputes affecting the region, a natural disaster, an epidemic, or other interruption at a particular location. Such interruptions may be due to, among other things, temporary closures of the facilities of our contract manufacturers and other vendors in our supply chain; restrictions on or delays surrounding travel or the import/export of goods and services from certain ports that we use; and local quarantines or other public safety measures. We may also be impacted by contract manufacturing and supply chain disruptions due to contract manufacturer or supplier financial distress, particularly where we rely on a manufacturer or supplier that may depend on us for a significant proportion of its business. In such a case, we may be required to renegotiate the terms of our agreement or to pursue a strategic transaction or other alternative arrangement with that supplier or manufacturer or others. We may in the future increase our reliance on third-party suppliers, which could increase these risks.

If we experience a significant increase in demand for our Connected Fitness Products that cannot be satisfied adequately through our existing supply channels, if we need to replace an existing supplier, manufacturer or partner, or if we find we need to engage additional suppliers, manufacturers and partners to support our operations, we may be unable to supplement or replace them under our required timing, at a quality standard to our satisfaction, or on market terms that are acceptable to us, which may undermine our ability to deliver our products to Members in a timely manner and otherwise impact our Members’ experience. Identifying suitable suppliers, manufacturers, and logistics partners is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. For example, if we require additional manufacturing support, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build our products to our specifications in sufficient volume. Similarly, in times of decreased demand, or due to changes in our product portfolio or strategy, we have in the past and may in the future deem it necessary or advisable to renegotiate agreements with our supply partners in order to appropriately scale our inventory, which could impair our relationship with these counterparties if we are unable to arrive at mutually acceptable terms, and significantly increase our inventory position and working capital and/or negatively impact their viability. See “— Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.” A loss of or poor performance by any of our significant suppliers, contract manufacturers, or logistics partners could have an adverse effect on our business, financial condition and operating results.

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
•variance in the manufacturing capability of our third-party manufacturers or in the quality of services provided by our third-party last mile partners;
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

Our products and services are offered in a highly competitive market. We face significant competition in every aspect of our business, including from at-home fitness equipment and content, fitness clubs, in-studio fitness classes, health and wellness apps, GLP-1s, and other weight-management treatments. We also face significant competition within the commercial fitness market, including in gym and hospitality environments. Moreover, we expect the competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that compete with ours.

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

Music is an element of the overall content proposition that we make available to our Members. To secure the rights to use music in our content, we enter into license agreements with the relevant rights holders, such as record labels, music publishers, collecting societies (e.g., performing rights organizations), artists and songwriters, and other copyright owners (or their agents). We pay royalties to such parties or their agents covering the territories where Peloton is made available.

The process of obtaining licenses involves identifying and negotiating with many rights holders, which can generate myriad complex and evolving legal issues across many jurisdictions, including open questions of law as to which particular licenses are needed. In addition, our music licenses may not contemplate or cover new features, content, or offerings that we may wish to add to our service, in which case, an amendment to such licenses would be required. If we are unable to agree on license fees for a right holder, we may consider removing such right holder’s catalog of copyrighted works from our platform. We may also elect not to renew certain agreements with rights holders for other reasons, including, with regard to a specific songwriter or performing artist, actual or perceived reputational damage.

With respect to musical compositions, in addition to obtaining the synchronization and reproduction rights, we also obtain public performance or communication to the public rights. In the United States, public performance rights are typically obtained separately through collecting societies known as performing rights organizations, or PROs, which (a) issue blanket licenses with copyright users for the public performance of musical compositions in their repertory, (b) collect royalties under those licenses, and (c) distribute such royalties to their songwriter and publisher members. We have agreements with each of the following PROs in the United States: the American Society of Composers, Authors and Publishers, or ASCAP, Broadcast Music, Inc., or BMI, Global Music Rights, SESAC, and AllTrack. The royalty rates available to us from the PROs today may not be available to us in the future. The royalty rates under licenses provided by ASCAP and BMI currently are governed by consent decrees, which were issued by the U.S. Department of Justice (“DOJ”) in an effort to curb anti-competitive conduct. Removal of or changes to the terms or interpretation of these consent decrees could affect our ability to obtain licenses from these PROs on current and/or otherwise favorable terms, which could harm our business, operating results, and financial condition.

In other parts of the world, including in Canada and Europe, we obtain licenses covering both the reproduction and communication to the public of musical compositions through local collecting societies representing songwriters and publishers, and from certain publishers directly, or a combination thereof. Given the complex music licensing landscape in certain territories, together with the music ownership data problems faced by the industry as a whole, we cannot guarantee that our licenses provide full coverage. Publishers, songwriters, and other rights holders who choose not to be represented by major or independent publishing companies or collecting societies have, and could in the future, adversely impact our ability to secure licensing arrangements in connection with musical compositions in which such rights holders own a share.

Although we expend significant resources to comply with applicable contractual, statutory, regulatory, and judicial frameworks, we cannot guarantee that we currently hold, or will always hold, every necessary right to use all of the music that is used on our service now or that may be used in our products and services in the future, and we cannot assure you that we are not infringing or violating any third-party intellectual property rights, or that we will not do so in the future. See “— Risks Related to Our Intellectual Property.”

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

We operate warehouse, manufacturing, and delivery operations that involve physical labor and carry inherent safety risks. A workplace accident or safety incident could result in injury to employees or third parties, and our liability insurance may not be adequate to cover all resulting claims fully. If our employees decide to join or form a labor union, we could become party to collective bargaining agreements, which could result in higher employee costs and increased risk of work stoppages. A union organizing effort could also result in negative publicity, reputational harm, or management distraction. Any of these outcomes could adversely affect our business, prospects, financial condition, and operating results.

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
•evolving consumer demand and our ability to maintain and attract new Subscriptions;
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

We are passionate about continually enhancing the Peloton experience with a focus on driving long-term Member engagement through innovation, immersive content, technologically advanced Connected Fitness Products, multiple tiers of the Peloton Apps, and community support, which may not necessarily maximize short-term financial results. While we have recently announced our intention to stabilize our cash flows, we frequently make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve the Peloton experience, which we believe will improve our financial results over the long term. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Overview—Restructuring.” These decisions may not be consistent with the expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our membership growth and Member engagement, and our business, financial condition, and operating results could be harmed.

Our integration and operation of Precor presents risks and we may not realize our anticipated strategic and financial goals from our ownership of Precor.

We continue to further integrate Precor into our business, including our Commercial Business Unit, and risks we may face in connection with such efforts and our operation of Precor include:

•We may not realize the benefits we expect to receive from the integration and ownership of Precor, such as anticipated synergies;
•We may have difficulties managing Precor as a separate entity, including with respect to its operations, technologies and lines of business, retaining and appointing key personnel, and maintaining effective corporate governance and oversight of Precor;
•In connection with our original acquisition of Precor, we may have failed to identify or assess the magnitude of, and we may not be able to sufficiently address, (i) claims or liabilities related to Precor’s business, including, among others, claims from government agencies, terminated employees, current or former customers, consumers or business partners, users, or other third parties, unexpected litigation or regulatory exposure, or intellectual property disputes; (ii) pre-existing contractual relationships or lines of business of Precor that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (iii) unfavorable accounting treatment as a result of Precor’s practices; and (iv) other shortcomings or risks in Precor’s business;
•Precor operates in segments of the commercial market that we traditionally have less experience with, including traditional gyms, multifamily residences, hotels and college and corporate campuses, and expansion of Precor and Commercial Business Unit operations in these segments could present various challenges and result in increased costs and other unforeseen challenges;
•We may be unable to maintain effective controls within and over Precor or successfully integrate Precor and its operations into our control environment; and
•Precor serves customers in more than 60 countries worldwide and our operations have therefore expanded into new jurisdictions, which could present significant challenges and result in significant increased risks and costs inherent in doing business in international markets (see “— Expansion into international markets will expose us to significant risks”).

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

We rely on access to our production studios (or alternate venues) and the creativity of our fitness Instructors to generate content. If we are unable to access or use our studios, or if our Instructors do not generate content that engages our Members, our business could be adversely affected.

Most of the fitness and wellness content offered on our platform is produced in one of our production studios located in New York City or London, with some content (including audio-only content) recorded out of studio or in non-Peloton studios. Due to our reliance on a limited number of studios in a concentrated location, any incident involving our studios, or affecting New York City or London at-large, could render our studios inaccessible or unusable and could inhibit our ability to produce and deliver new fitness and wellness content for our Members. Production of the fitness and wellness content on our platform is further reliant on the creativity of our fitness Instructors who, with the support of our production team, plan and lead our classes and other content. Our standard employment contract with our global cast of Instructors has a fixed term or terms of employment. However, any of our Instructors may leave Peloton prior to the end of their contracts. If we are unable to attract or retain creative and experienced Instructors, we may not be able to generate content on a scale or of a quality sufficient to grow our business. If this does not occur or if we fail to produce content that our Members find engaging and relatable, our business, financial condition, and operating results may be adversely affected.

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

To pay for any such acquisitions, we would have to use cash, incur debt, or issue equity securities, each of which may affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. If we incur more debt, it will result in increased obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management and our board of directors, disrupt the ordinary functioning of our business, and could have an adverse effect on our business, financial condition, and operating results.

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

Our Peloton Strength+ App, which is designed for commercial and home gym settings and is currently available only on iOS in the U.S., has a limited operating history and our ability to capture the intended market segment of gym-goers or scale the adoption of a specialized strength-focused app on a single operating system is unproven.

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

We use a broad mix of marketing and other brand-building measures to attract Members. This includes advertising on television and digital properties, including social media platforms such as Instagram and TikTok. As media platforms continue to rapidly evolve or grow more competitive, we must continue to maintain a presence on these platforms and establish a presence on new or emerging popular advertising and marketing platforms. If we cannot use these marketing tools in a cost-effective manner, if we fail to promote our products and services efficiently and effectively, or if our marketing campaigns attract negative media attention, our ability to acquire new Members and our financial condition may suffer and the price of our stock could decline. In addition, an increase in the use of television and digital media for product promotion and marketing may increase the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. We may not be able to control the adjacency of our marketing to objectionable content. Negative commentary, claims or publicity regarding us, our products or influencers and other third parties who are affiliated with us could adversely affect our reputation and sales regardless of whether such claims are accurate. See “–Our success depends on our ability to maintain the value and reputation of the Peloton brand.”

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

Many of our customers have financed their purchase of our Connected Fitness Products through third-party credit providers with whom we have existing relationships. If we are unable to maintain our relationships with our financing partners, there is no guarantee that we will be able to find replacement partners who will provide our customers with financing on similar terms, and our ability to sell our Connected Fitness Products may be adversely affected. Further, reductions in consumer lending and the availability of consumer credit could limit the number of customers with the financial means to purchase our products. Higher interest rates could increase our costs or the monthly payments for consumer products financed through other sources of consumer financing. In the future, we cannot be assured that third-party financing providers will continue to provide consumers with access to credit or that available credit limits will not be reduced. Such restrictions or reductions in the availability of consumer credit, or the loss of our relationship with our current financing partners, could have an adverse effect on our business, financial condition, and operating results.

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

We track certain operational and business metrics, including Members, Ending Paid Connected Fitness Subscriptions, Average Net Monthly Paid Connected Fitness Subscription Churn, and Ending Paid App Subscription, with internal methods, which are not independently verified by any third-party and, including for the Peloton Apps, are often reliant upon an interface with mobile operating systems, networks and standards that we do not control. These metrics, and our internal methods for measuring such metrics, are subject to change from time to time. Our internal methods have limitations and our process for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal methods we use under-count or over-count metrics that are important to our business, for example, as a result of algorithmic or other technical errors, the operational and business metrics that we report publicly, or those that we report to regulatory bodies or otherwise use to manage our business, may not be accurate. In addition, limitations or errors with respect to how we measure certain operational and business metrics or a cybersecurity incident that impacts the accuracy of this information may affect our understanding of certain details of our business, which could affect our longer-term strategies, and jeopardize our credibility with Members, partners and regulators. If our operational and business metrics are not accurate representations of our business, market penetration, retention or engagement; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, or if investors, analysts, or customers do not believe that they do, our reputation may be harmed, and our operating and financial results could be adversely affected.

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

Our Term Loan and revolving credit facility contain various restrictive covenants, including, among other things, minimum liquidity and subscription revenue requirements applicable solely to drawings under the revolving credit facility, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related party transactions. In particular, in addition to customary affirmative covenants, as well as customary covenants that restrict our ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions, our revolving credit facility, as recently amended, requires us, when revolving loans are outstanding, to maintain a total level of liquidity of not less than $250.0 million and to maintain Subscription Revenue of the company and its subsidiaries of at least $1.2 billion for the four-quarter trailing period. This may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. Pursuant to the security agreement, we granted the parties thereto a security interest in substantially all of our assets. See Note 11, Debt in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Third Amended and Restated Credit Agreement” in Part II, Item 7 of this Annual Report on Form 10-K.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our financial statements for fiscal 2021, fiscal 2022, fiscal 2023, and fiscal 2024, we identified certain material weaknesses in our internal control over financial reporting.

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

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses, including with regard to the matters previously remediated. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, processes, staffing or oversight of third parties. For example, as we continue our reliance on last mile partners, we may face additional challenges in accurately verifying physical inventory counts. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

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

We have been and may in the future be subject to stockholder activism, which can result in substantial costs and divert management and our board attention from executing our business strategy. Activism may also create perceived uncertainty regarding our long-term direction, which could adversely affect our relationships with our Members, business partners, and employees, and make it more difficult to attract and retain qualified personnel. We may incur significant advisory, legal, and other expenses related to activist campaigns, and our stock price could be subject to increased volatility in connection with such activity.

Our ability to achieve our current or future environmental, social and governance objectives, targets or goals, is subject to numerous risks, many of which are outside of our control.

Our goals and targets related to environmental, social or governance matters are subject to risks, uncertainties, third-party information or action, and conditions, many of which are outside of our control. Progressing towards our targets and commitments requires us to invest effort, resources, and management time, and circumstances may arise, including those beyond our control, that may require us to revise our timelines or our commitments. All our disclosures with respect to these matters are also subject to certain assumptions, estimations, methodologies, and third-party information that we believed to be reasonable at the time, but which may subsequently be determined to be erroneous, insufficient, or otherwise misaligned with stakeholder expectations. Additionally, if we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer attraction and retention, access to capital and employee retention. Our failure to comply with any applicable sustainability rules or regulations or other criticisms of our sustainability disclosures could lead to penalties or claims and other litigation and adversely impact our reputation, customer attraction and retention, access to capital and employee retention.

Furthermore, there are efforts by some governmental authorities and stakeholders to influence companies’ efforts on certain environmental, social and governance related matters, resulting in rapidly shifting government regulations and stakeholder expectations. We may face increased scrutiny and changing expectations from investors, consumers, employees, regulators, and others, regarding our environmental, social and governance practices, and reporting. Both advocates and opponents are increasingly resorting to a range of activism forms to advance their perspectives, including media campaigns, litigation, and, with respect to governmental authorities, regulations, investigations, enforcement of anti-discrimination laws, boycotts or the cessation of business with certain companies. To the extent we are subject to such stakeholder scrutiny, stockholder activism, or government regulation, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified above and other similar risks.

Our business is subject to the risk of earthquakes, fire, power outages, floods, hurricanes, public health crises, ransomware and other cybersecurity attacks, labor disputes, and other catastrophic events, and to interruption by man-made problems such as terrorism and international geopolitical conflicts.

Our business is vulnerable to damage or interruption from extreme weather events, earthquakes, fires, floods, hurricanes, and other power losses, telecommunications failures, ransomware and other cybersecurity attacks, labor disputes, terrorist attacks, acts of war and international geopolitical conflicts, human errors, break-ins, industrial accidents, public health crises, including pandemics, epidemics, and other unforeseen events or events that we cannot control. The third-party providers, systems and operations and contract manufacturers, logistics providers and business partners we rely on are subject to similar risks. Our insurance policies may not cover losses from these events or may provide insufficient compensation that does not cover our total losses. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. We may also see significant increases to employee healthcare and benefits costs. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions to our or our suppliers’ and contract manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, which house our servers, or from which we generate content. As we rely heavily on our computer and communications systems, and the internet to conduct our business and provide high-quality customer service, these disruptions, including disruptions due to weather-related events that could stress the power grid, could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and our contract manufacturers’ businesses, which could have an adverse effect on our business, financial condition, and operating results.

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

We have been and may in the future be exposed to product-related liabilities, which in some instances have resulted in and may result in product redesigns, product recalls, or other corrective actions and enforcement risks. For example, in May 2021 we initiated a voluntary recall of our Original Series Tread+ product in coordination with the U.S. Consumer Product Safety Commission (“CPSC”) in response to reports of injuries associated with our Original Series Tread+. In May 2023, in collaboration with the CPSC, we announced a voluntary recall of certain Original Series Bike units in the U.S. and in Canada. In November 2025, in collaboration with the CPSC and Health Canada, we announced a voluntary recall of certain Original Series Bike+ units in the U.S. and in Canada. We may continue to incur additional costs in connection with the voluntary recall, and such additional costs may be material. We are now, and may in the future be, involved in other product recalls for which insurance is not available or provides only limited coverage.

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

In addition, we have been, and in the future could be, subject to costs related to product recalls and other potential corrective actions, and we could incur significant costs to correct any defects, warranty claims, or other problems. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease consumer and Member confidence and demand, and adversely affect our financial condition and operating results. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and operating results. We are presently, and may in the future be, subject to warranty claims and lawsuits related to injuries sustained by Members or their friends and family members, or others who use or purchase our Connected Fitness Products that, regardless of their merits, could harm our reputation, divert management’s attention from our operations and result in substantial legal fees and other costs. See “ — Our products and services may be affected from time to time by design and manufacturing defects or product safety issues, real or perceived, that could adversely affect our business and result in harm to our reputation.”

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

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our Connected Fitness Products.

We are required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 to conduct due diligence on and disclose whether certain conflict minerals (tin, tungsten, tantalum, and gold) are necessary to the functionality or production of our products. We have determined that these minerals are likely necessary for certain of our Connected Fitness Products and Precor commercial equipment, which contain metal and electronic components sourced through a multi-tiered global supply chain. Compliance with these requirements, including our Reasonable Country of Origin Inquiry and supply chain due diligence program, results in additional costs. If we are unable to sufficiently verify the origins of these minerals, or if our products are found to contain minerals sourced from conflict-affected regions, we could face reputational harm, supply chain disruptions, and increased sourcing costs.

Risks Related to Laws, Regulation, and Legal Proceedings

From time to time, we may be subject to legal proceedings, government inquiries or investigations, or disputes that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

We have been, currently are, or in the future may be, subject to claims, lawsuits, regulatory and government inquiries, investigations, demands, disputes, enforcement actions, and other proceedings involving matters that could adversely affect our business operations and financial condition. As our product portfolio, subscription offerings, commercial relationship, and regulatory profile have evolved, we continue to see a number of these disputes and inquiries.

Personal injuries sustained or damages claimed by Members or their friends and family members, or others who use or purchase our Connected Fitness Products, services, or other offerings, have subjected us to, and could in the future subject us to, regulatory proceedings, government inquiries, investigations and actions, or private litigation, among others, that, regardless of their merits, could harm our reputation, divert management’s attention from our operations, and result in substantial adverse judgments or awards, legal fees, settlements, penalties and other costs. Additionally, we have in the past been subject to intense media scrutiny, which exposes us to additional claims, regulation, government investigations, legal actions and penalties. For example, we are presently subject to litigation and disputes related to injury or damage claims by Members and others who used or purchased Connected Fitness Products. Product recalls, repairs, refunds, replacements, warnings, software updates, corrective action plans, consent decrees, settlements, or other programs or requirements may give rise to regulatory investigations, enforcement matters, private litigation, penalties, operational changes, monitoring, reporting, remediation obligations, and other costs. The implementation, scope, timing, or effectiveness of any such program or requirement may be challenged by regulators, Members, consumers, or plaintiffs, which could increase our costs, extend regulatory oversight, or result in additional claims or proceedings. See “ — Our products and services may be affected from time to time by design and manufacturing defects or product safety issues, real or perceived, that could adversely affect our business and result in harm to our reputation.”

Additionally, from time to time, we have been, currently are, or in the future may be, subject to inquiries from regulators or other governmental authorities in which they seek information about us or our practices, Connected Fitness Products and services, and other offerings. Such inquiries could result in more formal investigations, proceedings, enforcement actions, consent decrees, settlements, corrective action requirements, penalties, or operational changes, which could adversely impact our business, financial condition, and operating results.

Litigation, regulatory and government inquiries, investigations, enforcement actions, proceedings, and other matters that we are currently facing or could face, can be protracted and expensive, and their outcomes are difficult to predict. Determining reserves for such matters requires significant judgment, and there can be no assurance that our expectations or estimates will prove correct. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive or equitable relief. Additionally, our legal costs for any of these matters, either alone or in the aggregate could be significant. Adverse outcomes with respect to any of these matters may result in significant settlement costs, judgments or awards, penalties and fines, or require us to modify our products or services, or take or cease actions, among other things, any of which could negatively affect our membership and revenue growth. Even if these proceedings are resolved in our favor, the time and resources necessary to resolve them, or public scrutiny related to them, could divert the resources of our management, harm our brand or reputation, or require significant expenditures. See Note 12, Commitments and Contingencies in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

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

Changes in legislation in the U.S. and foreign taxation of international business activities or the adoption of other tax reform policies, as well as the application of such laws, could adversely impact our financial position and operating results.

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

As of June 30, 2026, we had U.S. federal net operating loss carryforwards, or NOLs, and state NOLs of approximately $3,497.9 million and $2,728.6 million, respectively, due to prior period losses. Of our federal NOLs, $58.3 million will begin to expire in 2034, while the remaining balance may be carried forward indefinitely. Our state NOLs began to expire at various dates starting in 2024. Realization of these NOLs depends on our ability to generate sufficient future taxable income. If we fail to generate adequate taxable income, or if future ownership changes trigger limitations under Section 382 of the Internal Revenue Code, our existing NOLs could expire unused or become subject to strict annual usage limits, which could adversely affect our operating results and financial condition.

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

If certain of our license agreements contain payment guarantees, which could be tied to our number of Subscriptions or stream counts for music used in our service, our ability to achieve and sustain profitability and operating leverage could depend in part on our ability to increase our revenue through increased sales of subscriptions on terms that maintain an adequate gross margin. Our license agreements typically have terms of between one and three years, but our subscribers may cancel their subscriptions at any time. We rely on estimates to forecast whether guaranteed payments against royalties could be recouped against our actual content costs incurred over the term of the license agreement. To the extent that our estimates underperform relative to our expectations, and our content costs do not exceed such guaranteed payments, our margins may be adversely affected.

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

In addition, customers of certain of our providers have been subject to litigation by third parties claiming that the service and basic HTTP functions infringe their patents. If we become subject to such claims, although we expect our provider to indemnify us with respect to at least a portion of such claims, the litigation may be time consuming, divert management’s attention, and, if our provider fails to indemnify us, adversely impact our operating results.

Our future success depends on the continuing efforts of our key employees, including our Instructors, and our ability to attract and retain highly skilled personnel and senior management.

Our future success depends, in part, on our ability to continue to identify, attract, develop, integrate, and retain qualified and highly skilled personnel, including senior management, engineers, producers, designers, product managers, logistics and supply chain personnel, and Instructors. We are highly dependent on the services of our senior management team, and the loss of key personnel could make it more difficult to manage our business effectively, and as a result, our business and operating results could be harmed. We do not maintain key person life insurance policies on any of our employees.

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

Our Instructors serve as brand ambassadors, and are critical to our business. There can be no assurance that our Instructors will remain with us or retain their current appeal, that the costs associated with retaining current Instructors and hiring new Instructors will be favorable or acceptable to us, or that new Instructors will be as successful as their predecessors. The loss of key Instructors could reduce Member engagement and revenue, and impair our ability to compete.

Competition for highly skilled personnel is often intense, especially in New York City, where we have a substantial presence. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications, and we may lose new employees to our competitors before we realize the benefit of our investment in recruiting and training them. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment, and our employees’ inability to sell their shares in the public market at times and/or at prices desired may lead to a larger than normal turnover rate. If the actual or perceived value of our Class A common stock declines, it may adversely affect our ability to hire or retain employees. We may also periodically change our equity compensation practices, which may include changes to eligibility, award size, or award type, and such changes may prove to be unsuccessful retention mechanisms. If we are unable to attract, integrate, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business and future growth prospects could be harmed.

Our Instructors and many of our employees are subject to certain restrictive covenants, including post-employment non-compete agreements. Actual and proposed federal, state or local laws may limit the ability of employers to deploy and/or enforce certain non-compete agreements, which may limit our ability to protect legitimate interests through such agreements.

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
•our ability to execute our business strategy, including our ability to achieve targeted cost savings and operational efficiencies;
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
•general economic conditions, including inflation, tariffs, interest rates, and foreign currency exchange rate fluctuations;
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
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and
•sales of shares of our Class A common stock by us or our stockholders or repurchases of such shares by us pursuant to a share repurchase program.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. We have been named in securities class action lawsuits and stockholder derivative actions, and these lawsuits and any other securities or stockholder litigation actions could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business. See “Risks Related to Laws, Regulation, and Legal Proceedings.”

Sales of a substantial amount of our Class A common stock in the public markets, or the perception that such sales might occur, could cause the price of our Class A common stock to decline.

The market price of our Class A common stock could decline as a result of sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur. Many of our existing security holders have substantial unrecognized gains on the value of the equity they hold, and may take steps to sell their shares or otherwise limit the risk to the value of any unrecognized gains.

There were a total of 438,639,374 shares of our Class A common stock and Class B common stock outstanding as of June 30, 2026. All shares of our Class A common stock and Class B common stock are freely tradable, except for certain limitations, on any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).

Certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Sales of our shares pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate, and could cause the trading price of our Class A common stock to fall.

As of June 30, 2026, we had 36,744,751 shares of Class A common stock underlying restricted stock units that were outstanding but not yet vested, 5,789,169 shares of Class A common stock underlying performance stock units that were outstanding but not yet vested, and stock options outstanding that, if fully exercised, would result in the issuance of 4,943,664 shares of Class B common stock and 13,771,031 shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, and limitations applicable to shares held by our affiliates, the vested restricted stock and shares issued upon exercise of outstanding stock options will be available for immediate resale in the open market.

The dual class structure of our common stock has the effect of concentrating voting control among certain directors and other holders of our Class B common stock; this will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock will be able to control or significantly influence the outcome of most matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then-outstanding shares of Class B common stock, (ii) ten years from the closing of our initial public offering, and (iii) the date the shares of Class B common stock cease to represent at least 1% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Certain stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Large institutional investors may decline to purchase shares of our Class A common stock, which could result in a less active trading market and adversely affect the value of our Class A common stock. Any actions or publications by stockholder advisory firms, institutional investors, or other third parties critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

We do not pay dividends and historically have not repurchased our Class A common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to pay any cash dividends. Our ability to pay dividends on our common stock is limited by restrictions under the terms of our credit agreement. We have also not engaged in share repurchases of our Class A common stock. We anticipate that, for the foreseeable future, we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends or initiate a share repurchase program in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, to realize gains on their investments.

Provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may limit attempts by our stockholders to replace or remove our current management.

Provisions in our restated certificate of incorporation and second amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition or other change of control of our company that stockholders may consider favorable. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, our restated certificate of incorporation and second amended and restated bylaws include provisions that:

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

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our second amended and restated bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (a “Federal Forum Provision”). While there can be no assurance that federal or state courts will determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

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

Our 5.50% Convertible Senior Notes due 2029 (the “Notes”) are our senior, unsecured obligations and rank equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. In addition, because none of our subsidiaries guarantee the Notes, the Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. As of June 30, 2026, we had approximately $1.3 billion in total indebtedness ($350.0 million of which was the Notes) and approximately $100.0 million of available borrowing capacity under our revolving credit facility. Our subsidiaries had no outstanding additional indebtedness as of June 30, 2026. The indentures governing the Notes do not prohibit us or our subsidiaries from incurring additional indebtedness, including senior or secured indebtedness, in the future.

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

As of June 30, 2026, we had approximately $1.3 billion aggregate principal amount in total indebtedness ($980.0 million of which was secured indebtedness) and approximately $100.0 million of available borrowing capacity under our revolving credit facility. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things: increasing our vulnerability to adverse economic and industry conditions; limiting our ability to obtain additional financing; requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes; limiting our flexibility to plan for, or react to, changes in our business; diluting the interests of our existing stockholders as a result of issuing shares of our Class A common stock upon conversion of the Notes; and placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

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

Education, training and preparedness are important elements of our cybersecurity program. Peloton requires new employees to undertake a cybersecurity training and provides regular training updates to other employees. Additional trainings are mandatory for those employees who handle confidential (including personal) information. We also conduct regular cybersecurity awareness trainings for employees across all levels and departments, including phishing simulations and other targeted exercises.

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

For a discussion regarding risks from cybersecurity threats, see our risk factors, including the risk factors titled “–Any major disruption or failure of our information technology systems or websites, or our failure to successfully implement upgrades and new technology effectively, could adversely affect our business and operations”, “–Cybersecurity risks could adversely affect our business and disrupt our operations”, “–Our business is subject to the risk of earthquakes, fire, power outages, floods, hurricanes, public health crises, ransomware and other cybersecurity attacks, labor disputes, and other catastrophic events, and to interruption by man-made problems such as terrorism and international geopolitical conflicts”, “–We collect, store, process, and use personal and other data, which subjects us to legal obligations and laws and regulations related to security and privacy, and any actual or perceived failure to meet those obligations could harm our business”, “–Our growing use of artificial intelligence and machine learning technologies may present additional risks and challenges, which could result in reputational and competitive harm, legal liability and adversely affect our results of operations”, under the heading “Risk Factors — Risks Related to Our Business” in Part I, Item 1A of this Annual Report on Form 10-K.

As of June 30, 2026, we are not aware of any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For additional information regarding cybersecurity risks, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance

While everyone at Peloton has a role in managing cybersecurity risks, our Board of Directors and senior management team are actively involved in the oversight of our cybersecurity program. Our Board of Directors and the Audit Committee of our Board of Directors oversee Peloton’s cybersecurity matters through regular reports and reviews, as well as reporting on material cybersecurity incidents. These include presentations by the Company’s Senior Vice President, Chief Information Officer (“CIO”) to the Audit Committee on a quarterly basis, along with ad hoc reports on cybersecurity incidents, threat detection and mitigation plans to the Audit Committee, our Board of Directors, and our executive team.

Our CIO leads our information security team and has more than 20 years of cybersecurity experience across four public companies. He is supported by our Vice President of Privacy Compliance, who leads our data privacy team. Our cybersecurity program is supported by other members of our senior management team as well, including our Chief Legal Officer and members of Peloton’s disclosure committee. Members of executive leadership are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management process. The CIO also provides updates to Peloton’s senior management regarding cybersecurity risks, and meets regularly with Peloton’s finance, enterprise technology, disclosure and internal audit teams.

Item 2. Properties

As of June 30, 2026, our principal properties included our corporate offices, warehouses and distribution facilities, and production studio facilities.

We are headquartered in New York City, where we occupy or sublease facilities totaling approximately 336,000 square feet under a head lease that expires in 2035. We also lease our international corporate headquarters, which is located in London, United Kingdom. We primarily use these facilities for technology, product design, research and development, sales and marketing, supply chain and logistics, finance, legal, human resources, and information technology. We also have our Member Support team located in Plano, Texas.

During the fiscal year ended June 30, 2026, we leased retail properties, including microstores, in the United States, Canada, and Germany. However, we have continued to reduce our retail showroom presence as part of the Restructuring Plans (as defined below).

Our office space and retail locations are used to support both of our reportable segments (Connected Fitness Products and Subscription). We lease warehouse and distribution facilities primarily in North America, which are used to support our Connected Fitness Products segment. In addition, we lease our production studio facilities, which are located in New York City and London, and are used to support our Subscription segment. We also have certain head-lease obligations for corporate offices, warehouses, and distribution facilities that we are currently subleasing to third parties, which do not support our day-to-day operations.

We believe that our existing facilities are suitable and adequate for the conduct of our business. Refer to Note 17, Segment Information in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further details regarding our segments.

In May 2021, we announced plans to build a U.S. manufacturing facility in Troy Township, Ohio, referred to as "Peloton Output Park". The facility was intended to provide additional manufacturing capacity for Connected Fitness Products, alongside our existing manufacturing facilities. In February 2022, as part of the 2022 Restructuring Plan (as defined below), we announced the closure of several assembly and manufacturing plants, including plans to sell the Peloton Output Park. In January 2024, we completed the sale of the Peloton Output Park building and a portion of the adjacent land for net proceeds of approximately $31.9 million. Subsequently, in September 2024, we finalized the sale of the remaining land for net proceeds of $4.2 million.

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

Holders of Record
As of July 30, 2026, there were 36 registered holders of our Class A common stock and 65 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Russell 2000 Index and the Nasdaq Computer Index. The graph assumes an initial investment of $100 in our common stock and each index at the market close on the last trading day for the fiscal year ended June 30, 2021. Data for each index assumes reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, assumptions, and other important factors that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K.

A discussion of our results of operations for our fiscal year ended June 30, 2025 compared to the year ended June 30, 2024 is included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on August 7, 2025 (File No. 001-39058) under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
Peloton is a leading global fitness and wellness company that empowers people to live fit, strong, long, and happy, by bringing integrated fitness and wellness experiences to Members (as defined below) anytime, anywhere. Founded in 2012 and headquartered in New York City, we offer a breadth of fitness and wellness solutions to consumers worldwide, including our highly engaged community of approximately 5.5 million Members as of June 30, 2026, across the United States, United Kingdom, Canada, Germany, Australia, and Austria, and Commercial Business Unit customers in over 60 countries. As a category innovator at the nexus of fitness, wellness, technology, and media, we deliver integrated experiences through our world-renowned instructors (“Instructors”), premium hardware and innovative software, personalization, extensive modalities and an expansive content library.

We define a “Member” as any individual who has a Peloton account through a Paid Connected Fitness Subscription (as defined below) or a Paid App Subscription, inclusive of the Peloton App+, App One, Strength+, and Breathwrk Memberships (our “Peloton Apps”), and engages in one or more workouts in the trailing 12-month period. We define workout engagement as either (i) completing the lesser of 50% or 10 minutes of Instructor-led classes, Scenic (guided, time, and distance-based routes filmed in locations around the world), and Lanebreak workouts (our game-inspired workout experience); (ii) at least 10 minutes of any activity tracking workout (such as “Just Ride”, “Just Run”, or “Just Row”), or Peloton Entertainment workout (video streaming); (iii) at least 5 minutes of any Strength+ workout with 80% of sets marked complete; or (iv) at least 10 minutes of any Breathwrk class.

Our portfolio of Connected Fitness Products primarily consists of the Peloton Original Series, Peloton Cross Training Series, Peloton Pro Series, and Precor Products (collectively, the “Connected Fitness Products”), and related accessories, delivery and installation services, extended warranty and other service agreements, and branded apparel. In October 2025, we launched the Cross Training Series, a refreshed portfolio of Connected Fitness Products, which includes the Cross Training Bike, Bike+, Tread, Tread+, and Row+ (collectively, the “Cross Training Series”). We also launched the Peloton Pro Series, a refresh of our portfolio of commercial-ready Peloton-branded products, which now includes the Bike+ Pro, Tread+ Pro, and Row+ Pro (collectively, the “Pro Series”). In connection with the Cross Training Series launch, we discontinued the sale of our original series (the “Original Series”) Tread, Tread+, and Row; however we continue to sell the refurbished Original Series Bike and Bike+. Our Precor-branded fitness products include Precor Cardio, Precor Strength, Connected Fitness Solutions, and Wellness Solutions (collectively, the “Precor Products”).
Access to the Peloton Apps is available with an All-Access Membership for Members who have Peloton-branded Connected Fitness Products or through a standalone App Membership (App+, App One, Strength+, and Breathwrk). Our revenue is generated primarily from recurring Subscription Revenue and the sale of our Connected Fitness Products. We define a “Paid Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, that has paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers). “Paid App Subscriptions” include all subscriptions to our Peloton Apps for which we currently receive payment (a successful credit card billing or prepaid with subscription credits or waivers).
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
Restructuring
In August 2025, we announced a restructuring plan (the “2025 Restructuring Plan”), which included a reduction in global headcount and was designed to improve our cost structure, operating efficiency, and profitability, while providing us the opportunity to return to growth by reinvesting expected savings into our differentiating capabilities. The 2025 Restructuring Plan has been substantially implemented as of June 30, 2026. We do not expect to incur material additional cash or non-cash restructuring charges under the 2025 Restructuring Plan.

Global Trade Policies and Tariffs
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). U.S. Customs and Border Protection (“CBP”) subsequently launched the Consolidated Administration and Processing of Entries (“CAPE”) process to permit importers to seek refunds on previously paid IEEPA tariffs. The Company submitted refund claims in CAPE in June 2026 for IEEPA tariffs previously paid by the Company.

Subsequent to June 30, 2026, the Company began to receive refund payments for IEEPA tariffs previously paid. Consistent with ASC 450-30, we did not recognize these amounts in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the period ending June 30, 2026. We continue to closely monitor updates from CBP and will recognize any IEEPA tariff refunds or related receivables when they are realized or realizable.

Following the ruling on IEEPA tariffs, we were subject to Section 122 tariffs of 10%, which expired on July 23, 2026. Concurrently, effective July 24, 2026, the U.S. government imposed new tariffs of 10.0% to 12.5% on goods from approximately 60 economies under Section 301 of the Trade Act of 1974, including from economies where we have significant operations or commercial presence, such as Taiwan and China.

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

We will continue to closely monitor changes in international trade policies, relations, legislation and regulations, including those related to tariffs, which could adversely impact the global economy and our business, financial condition, and operating results. The impact of any tariffs will depend on various factors, including whether certain tariffs are ultimately implemented, the timing of implementation, any nullification or repeal, and the amount, scope and nature of the tariffs.

Voluntary Recall
As previously disclosed, on November 6, 2025, in collaboration with the U.S. Consumer Product Safety Commission and Health Canada, we announced a voluntary recall of about 833,000 units in the U.S. and 44,800 units in Canada of the Original Series Bike+ (not Cross Training Bike+). We are offering Members a free replacement seat post as the approved remedy.

As of June 30, 2026, we have accrued $7.7 million to replace Original Series Bike+ seat posts, which is a reduction from our accrual of $16.5 million as of September 30, 2025. This reduction is primarily driven by the utilization of our previously established accrual. We have not established any incremental accruals since September 30, 2025. This accrual is based on an amount that we deem probable and estimable and is reflected in Connected Fitness Products Cost of revenue in our Consolidated Statements of Operations and Comprehensive Income (Loss).

We may continue to incur additional costs beyond what we have currently estimated to be probable and reasonably estimable, including in connection with the voluntary recall, and if the number of reported incidents involving the Original Series Bike+ seat post materially increases, such additional costs may be material. See “Risk Factors — Risks Related to Our Connected Fitness Products and Members — Our products and services may be affected from time to time by design and manufacturing defects or product safety issues, real or perceived, that could adversely affect our business and result in harm to our reputation” in Part I, Item 1A of this Annual Report on Form 10-K.
Key Operational and Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Fiscal Year Ended June 30,
	2026	2025	2024
Ending Paid Connected Fitness Subscriptions (in millions)(1)	2.553	2.800	2.976
Average Net Monthly Paid Connected Fitness Subscription Churn(1)	1.7%	1.6%	1.4%
Ending Paid App Subscriptions (in millions)(1)	0.503	0.552	0.621
Subscription Gross Profit (in millions)	$1,196.3	$1,157.1	$1,157.7
Subscription Contribution (in millions)(2)	$1,253.8	$1,222.0	$1,231.6
Subscription Gross Margin	71.4%	69.1%	67.8%
Subscription Contribution Margin(2)	74.8%	73.0%	72.1%
Net income (loss) (in millions)	$63.2	$(118.9)	$(551.9)
Adjusted EBITDA (in millions)(3)	$468.2	$403.6	$3.5
Net cash provided by (used in) operating activities (in millions)	$387.6	$333.0	$(66.1)
Free Cash Flow (in millions)(4)	$377.6	$323.7	$(85.8)
______________________________
(1) Beginning January 1, 2025, we migrated our subscription data model for reporting Ending Paid Connected Fitness Subscriptions, Average Net Monthly Paid Connected Fitness Subscription Churn, and Ending Paid App Subscriptions to a new data model that provides greater visibility to changes to a subscription's payment status when they occur. The new model gives us more precise and timely data on subscription pause and churn behavior. Prior period information has been revised to conform with current period presentation. The impact of this change in the model on Ending Paid Connected Fitness Subscriptions, Average Net Monthly Paid Connected Fitness Subscription Churn, and Ending Paid App Subscriptions for the fiscal years ended June 30, 2026, 2025, and 2024 is immaterial. Starting in fiscal 2026, we no longer report on Average Monthly Paid App Subscription Churn.
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

Average Net Monthly Paid Connected Fitness Subscription Churn
To align with the definition of Ending Paid Connected Fitness Subscriptions above, our quarterly Average Net Monthly Paid Connected Fitness Subscription Churn is calculated as follows: Paid Connected Fitness Subscriber “churn count” in the quarter, divided by the average number of beginning Paid Connected Fitness Subscribers each month, divided by three months. “Churn count” is defined as quarterly Connected Fitness Subscription churn events minus Connected Fitness Subscription unpause events minus Connected Fitness Subscription reactivations. Our annual Average Net Monthly Paid Connected Fitness Subscription Churn for each of the fiscal years ended June 30, 2026, 2025, and 2024 is calculated in the same manner, divided by twelve months, during each respective fiscal year.

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

Ending Paid App Subscriptions
Ending Paid App Subscriptions includes all subscriptions to our Peloton Apps for which we are currently receiving payment (a successful credit card billing or prepaid with subscription credits or waivers). Starting in fiscal 2026, we no longer report on Average Monthly Paid App Subscription Churn.
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

Subscription
Subscription Revenue primarily consists of revenue generated from our Paid Connected Fitness Subscriptions and Paid Peloton App Subscriptions, which are offered on a month-to-month or annual prepaid basis, and revenue generated from content licensing arrangements.

As of June 30, 2026, 99% and 77% of our Connected Fitness Subscription and Paid App Subscription bases, respectively, were paying month-to-month.

A single Connected Fitness Subscription provides access to multiple, different Peloton-branded Connected Fitness Products (such as a Peloton Bike and Peloton Tread) in the same household. As of June 30, 2026, approximately 12% of our Connected Fitness Subscriptions owned multiple, different Connected Fitness Products.

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
Connected Fitness Products
Connected Fitness Products Cost of revenue primarily consists of our portfolio of Connected Fitness Products, related accessories, Precor-branded fitness products, and branded apparel product costs, including third-party manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement and service costs, fulfillment costs, warehousing costs, costs related to our commercial business, depreciation of property and equipment, and certain costs related to management, facilities, and personnel-related expenses, including stock-based compensation expense, associated with supply chain logistics. Inventory write-downs and related obsolescence reserve expense are also included within Connected Fitness Products Cost of revenue.

Subscription
Subscription Cost of revenue primarily consists of costs associated with content creation and costs to stream content to our Members. Fixed costs primarily include Instructor, content, production, and management personnel-related expenses, including stock-based compensation expense, as well as certain costs related to facilities, including depreciation of property and equipment, studio rent and occupancy, and other studio overhead. Variable costs primarily include music royalty fees, third-party platform streaming costs, and payment processing fees for our monthly subscription billings.

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

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$770.4	$817.1	$991.7
Subscription	1,675.6	1,673.7	1,708.7
Total revenue	2,446.0	2,490.8	2,700.5
Cost of revenue(1)(2)
Connected Fitness Products	680.0	705.9	943.0
Subscription	479.3	516.6	551.0
Total cost of revenue	1,159.3	1,222.5	1,494.0
Gross profit	1,286.7	1,268.3	1,206.5
Operating expenses
Sales and marketing(1)(2)	400.4	421.6	658.9
General and administrative(1)(2)	430.3	527.3	651.0
Research and development(1)(2)	242.8	234.2	304.8
Impairment expense	34.6	64.1	57.3
Restructuring expense(1)	17.9	33.8	66.1
Supplier settlements	—	23.5	(2.6)
Total operating expenses	1,126.0	1,304.5	1,735.5
Income (loss) from operations	160.7	(36.2)	(529.0)
Other expense, net:
Interest expense	(123.8)	(134.5)	(112.5)
Interest income	36.4	32.7	35.1
Foreign exchange (loss) gain	(10.1)	22.4	—
Other (expense) income, net	(0.2)	0.1	0.7
Net gain on debt refinancing	—	—	53.6
Total other expense, net	(97.6)	(79.3)	(23.2)
Income (loss) before income taxes	63.1	(115.6)	(552.1)
Income tax (benefit) expense	(0.1)	3.4	(0.2)
Net income (loss)	$63.2	$(118.9)	$(551.9)
____________________

(1) Includes stock-based compensation expense as follows:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in millions)
Cost of revenue
Connected Fitness Products	$8.9	$9.3	$10.1
Subscription	40.8	36.3	39.3
Total cost of revenue	49.6	45.7	49.5
Sales and marketing	25.1	16.4	19.7
General and administrative	77.5	121.9	177.1
Research and development	45.6	44.8	58.8
Restructuring expense	0.8	0.8	6.6
Total stock-based compensation expense	$198.6	$229.6	$311.7

During the fiscal year ended June 30, 2024, in connection with the transition of our former CEO, we recognized stock-based compensation expense of $41.9 million for one year of accelerated vesting of stock options, which had an exercise price of $38.77 per share and a grant date fair value of approximately $167.6 million. In addition, we recognized incremental stock-based compensation expense of $5.4 million for the modification of stock option awards related to extension of the exercise window through December 31, 2027. These expenses were recognized within General and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
____________________
(2) Includes depreciation and amortization expense as follows:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in millions)
Cost of revenue
Connected Fitness Products	$9.3	$16.3	$16.5
Subscription	16.8	28.5	34.6
Total cost of revenue	26.1	44.9	51.0
Sales and marketing	13.9	17.4	23.4
General and administrative	9.3	17.6	23.7
Research and development	7.9	9.7	10.7
Total depreciation and amortization expense	$57.2	$89.7	$108.8
Comparison of the fiscal years ended June 30, 2026 and 2025
Revenue

	Fiscal Year Ended June 30,
	2026	2025	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$770.4	$817.1	(5.7)%
Subscription	1,675.6	1,673.7	0.1
Total Revenue	$2,446.0	$2,490.8	(1.8)%
Percentage of revenue
Connected Fitness Products	31.5%	32.8%
Subscription	68.5	67.2
Total	100.0%	100.0%

Fiscal Years Ended June 30, 2026 and 2025
Connected Fitness Products Revenue decreased $46.8 million for the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025, primarily attributable to lower sales of certain Peloton-branded Connected Fitness Products, partially offset by higher sales of Precor-branded fitness products during the fiscal year ended June 30, 2026.

Subscription Revenue increased $1.9 million for the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025, primarily due to the subscription price increases that became effective during the three months ended December 31, 2025, and increases in content licensing revenue, partially offset by decreases in Paid Connected Fitness and App Subscriptions.

Cost of revenue, Gross profit, and Gross margin

	Fiscal Year Ended June 30,
	2026	2025	% Change
	(dollars in millions)
Cost of revenue:
Connected Fitness Products	$680.0	$705.9	(3.7)%
Subscription	479.3	516.6	(7.2)
Total cost of revenue	$1,159.3	$1,222.5	(5.2)%
Gross profit:
Connected Fitness Products	$90.4	$111.2	(18.7)%
Subscription	1,196.3	1,157.1	3.4
Total Gross profit	$1,286.7	$1,268.3	1.4%
Gross margin:
Connected Fitness Products	11.7%	13.6%
Subscription	71.4%	69.1%

Fiscal Years Ended June 30, 2026 and 2025
Connected Fitness Products Cost of revenue decreased $26.0 million for the fiscal year ended June 30, 2026, compared to the fiscal year ended June 30, 2025. This decrease was primarily driven by lower sales of certain Peloton-branded Connected Fitness Products, and lower warranty expense, partially offset by higher sales of Precor-branded fitness products, an increase in import tariff charges, and the $13.5 million expense incurred related to the Original Series Bike+ seat post recall.

Our Connected Fitness Products Gross Margin decreased to 11.7% for the fiscal year ended June 30, 2026 compared to 13.6% for the fiscal year ended June 30, 2025. This decrease was primarily driven by an increase in import tariff charges, the $13.5 million expense incurred related to the Original Series Bike+ seat post recall, and higher promotional discounts and a product mix shift towards lower-margin products, partially offset by lower warranty expense.

Subscription Cost of revenue decreased $37.3 million for the fiscal year ended June 30, 2026, compared to the fiscal year ended June 30, 2025. This decrease was primarily attributable to lower costs associated with music royalties and platform streaming, and a reduction in depreciation and amortization expense, partially offset by an increase in personnel-related expenses, inclusive of stock-based compensation expense, primarily due to the assignment of executive compensation to the various expense captions beginning in fiscal 2026.

Subscription Gross Margin increased to 71.4% for the fiscal year ended June 30, 2026 compared to 69.1% for the fiscal year ended June 30, 2025. This increase was primarily driven by lower music royalties costs and related reserves, and the subscription price increases that became effective during the three months ended December 31, 2025, partially offset by decreases in Paid Connected Fitness and App Subscriptions.

Operating Expenses
Sales and marketing

	Fiscal Year Ended June 30,
	2026	2025	% Change
	(dollars in millions)
Sales and marketing	$400.4	$421.6	(5.0)%
As a percentage of total revenue	16.4%	16.9%

Fiscal Years Ended June 30, 2026 and 2025
Sales and marketing expense decreased $21.3 million for the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025, primarily driven by a decrease in acquisition marketing spend.

General and administrative

	Fiscal Year Ended June 30,
	2026	2025	% Change
	(dollars in millions)
General and administrative	$430.3	$527.3	(18.4)%
As a percentage of total revenue	17.6%	21.2%

Fiscal Years Ended June 30, 2026 and 2025
General and administrative expense decreased $97.0 million for the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025. This decrease was mainly driven by an $81.4 million decrease in personnel-related expenses, inclusive of stock-based compensation expense, primarily due to decreased average headcount and the assignment of executive compensation to the various expense captions beginning in fiscal 2026, a $16.0 million decrease in rent and occupancy charges, primarily due to the assignment of other corporate overhead costs to the various expense captions beginning in fiscal 2026, and a $5.7 million decrease in settlement costs and professional services fees, partially offset by a $23.8 million increase in accrued legal contingencies.

Research and development

	Fiscal Year Ended June 30,
	2026	2025	% Change
	(dollars in millions)
Research and development	$242.8	$234.2	3.7%
As a percentage of total revenue	9.9%	9.4%

Fiscal Years Ended June 30, 2026 and 2025
Research and development expense increased $8.6 million for the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025. This increase was mainly driven by a $6.6 million increase in personnel-related expenses, inclusive of stock-based compensation expense, and a $6.4 million increase in rent and occupancy charges, both primarily due to the assignment of executive compensation and other corporate overhead costs, discussed above, partially offset by a $4.9 million decrease in product development costs, primarily due to a reduction in contractor spend.

Impairment expense

	Fiscal Year Ended June 30,
	2026	2025	% Change
	(dollars in millions)
Impairment expense	$34.6	$64.1	(45.9)%

Fiscal Years Ended June 30, 2026 and 2025
Impairment expense decreased $29.4 million for the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025. This decrease was mainly driven by a $10.3 million decrease in impairment expense related to manufacturing assets, a $9.5 million decrease in asset write-downs and write-offs related to plans to right-size portions of our corporate office footprint, and a $5.0 million decrease in impairment expense related to the exit of retail showroom locations.

Restructuring expense

	Fiscal Year Ended June 30,
	2026	2025	% Change
	(dollars in millions)
Restructuring expense	$17.9	$33.8	(47.2)%

Fiscal Years Ended June 30, 2026 and 2025
Restructuring expense decreased $16.0 million for the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025, primarily due to a decrease in severance and other personnel costs in connection with the Restructuring Plans.

Supplier settlements

	Fiscal Year Ended June 30,
	2026	2025	% Change
	(dollars in millions)
Supplier settlements	$—	$23.5	(100.0)%

Fiscal Years Ended June 30, 2026 and 2025
Supplier settlements decreased $23.5 million for the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025, due to the settlement of disputes with a third-party supplier about certain alleged past and future commitments during the fiscal year ended June 30, 2025.

Total other expense, net and Income tax (benefit) expense

	Fiscal Year Ended June 30,
	2026	2025	% Change
	(dollars in millions)
Interest expense	$(123.8)	$(134.5)	(8.0)%
Interest income	36.4	32.7	11.3%
Foreign exchange (loss) gain	(10.1)	22.4	(144.9)%
Other (expense) income, net	(0.2)	0.1	(363.8)%
Income tax (benefit) expense	(0.1)	3.4	(103.3)%

Fiscal Years Ended June 30, 2026 and 2025
Total other expense, net comprised the following for the fiscal year ended June 30, 2026:
•Interest expense primarily related to our Term Loan (as defined below) and convertible notes of $123.8 million;
•Interest income from cash, cash equivalents, and short-term investments of $36.4 million;
•Foreign exchange losses of $10.1 million; and
•Other expense, net of $0.2 million.

Total other expense, net comprised the following for the fiscal year ended June 30, 2025:
•Interest expense primarily related to our Term Loan and convertible notes of $134.5 million;
•Interest income from cash, cash equivalents, and short-term investments of $32.7 million;
•Foreign exchange gains of $22.4 million; and
•Other income, net of $0.1 million.

Income tax benefit of $0.1 million for the fiscal year ended June 30, 2026 was primarily due to state and international taxes, offset by adjustments to the valuation allowance resulting from an acquisition. Income tax expense of $3.4 million for the fiscal year ended June 30, 2025 was primarily due to state and international taxes.
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
•Adjusted EBITDA does not reflect costs associated with the Restructuring Plans and similar initiatives;
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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in millions)
Net income (loss)	$63.2	$(118.9)	$(551.9)
Adjusted to exclude the following:
Total other expense, net(1)	97.6	79.3	76.8
Net gain on debt refinancing(2)	—	—	(53.6)
Income tax (benefit) expense	(0.1)	3.4	(0.2)
Depreciation and amortization expense	57.2	89.7	108.8
Stock-based compensation expense	197.8	228.8	305.2
Impairment expense	34.6	64.1	57.3
Restructuring expense(3)	17.9	33.8	67.1
Supplier settlements(4)	—	23.5	(2.6)
Product recall related matters(5)	—	—	(14.0)
Litigation and settlement expenses(6)	—	—	10.8
Adjusted EBITDA	$468.2	$403.6	$3.5
______________________
(1) Primarily consists of Interest expense of $123.8 million, $134.5 million, $112.5 million, Interest income of $(36.4) million, $(32.7) million, $(35.1) million, and Foreign exchange loss (gain) of $10.1 million, $(22.4) million, and zero, for the fiscal years ended June 30, 2026, 2025, and 2024, respectively.
(2) Represents the net charge resulting from our May 2024 refinancing efforts. The Company has not demonstrated a past practice of refinancing its previously issued and secured debt obligations, and considers these charges incurred in order to perform this refinancing to be nonrecurring, infrequent, unusual, and outside the ordinary course of business.
(3) Represents charges incurred in connection with the Restructuring Plans; refer to Note 4, Restructuring in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
(4) Represents accruals related to settlement of disputes with various third-party suppliers about certain alleged past and future commitments, which occurred due to part of an unusual, one-time effort to adjust the Company’s forecasted inventory during its fiscal years 2022 and 2023. With the settlement during the fiscal year ended June 30, 2025, we have substantially settled our purchase commitments related disputes with our suppliers that were linked to our one-time effort to evaluate and adjust the Company’s forecasted inventory needs with its suppliers during fiscal years 2022 and 2023. As such, we currently do not expect to add-back in the future any additional supplier settlements related to that effort.
(5) Represents adjustments and charges primarily associated with our Tread+ and Bike Seat Post product recall related matters, as well as accrual adjustments. These include recorded benefits in Connected Fitness Products Cost of revenue associated with recall related matters of $(9.5) million, and adjustments to Connected Fitness Products Revenue for actual and estimated future returns of $(4.5) million, for the fiscal year ended June 30, 2024.
(6) Includes litigation-related expenses for certain patent infringement litigation, consumer arbitration, and product recalls for the fiscal year ended June 30, 2024, that arise outside of the ordinary course of business and are nonrecurring, infrequent, or unusual.

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

The following table presents a reconciliation of Subscription Contribution and Subscription Contribution Margin to Subscription Gross Profit and Subscription Gross Margin, respectively, which are the most directly comparable financial measures prepared in accordance with GAAP, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(dollars in millions)
Subscription Revenue	$1,675.6	$1,673.7	$1,708.7
Less: Subscription Cost of revenue	479.3	516.6	551.0
Subscription Gross Profit	$1,196.3	$1,157.1	$1,157.7
Subscription Gross Margin	71.4%	69.1%	67.8%
Add back:
Depreciation and amortization expense	$16.8	$28.5	$34.6
Stock-based compensation expense	40.8	36.3	39.3
Subscription Contribution	$1,253.8	$1,222.0	$1,231.6
Subscription Contribution Margin	74.8%	73.0%	72.1%

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

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in millions)
Net cash provided by (used in) operating activities	$387.6	$333.0	$(66.1)
Capital expenditures	(9.9)	(9.3)	(19.7)
Free Cash Flow	$377.6	$323.7	$(85.8)

Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, our Term Loan (as defined below), as well as cash flows from operating activities. As of June 30, 2026, we had Cash and cash equivalents of approximately $1,206.6 million.

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
•The financial impact of product recalls and sales and marketing activities;
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

Cash Flows

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in millions)
Net cash provided by (used in) operating activities	$387.6	$333.0	$(66.1)
Net cash (used in) provided by investing activities	(21.4)	(5.1)	26.8
Net cash (used in) provided by financing activities	(207.6)	1.7	(94.4)
Operating Activities
Net cash provided by operating activities of $387.6 million for the fiscal year ended June 30, 2026 was primarily related to non-cash adjustments of $359.8 million and a net income of $63.2 million, partially offset by a net increase in operating assets and liabilities of $35.5 million. Non-cash adjustments primarily consisted of $198.6 million of stock-based compensation expense, $57.2 million of depreciation and amortization, $49.8 million of non-cash operating lease expense, and $34.6 million of impairment expense. The net increase in operating assets and liabilities was primarily due to a $77.3 million decrease in net operating lease liabilities due to lease payments and lease terminations as we continued to reduce our real estate footprint in connection with the Restructuring Plans, and a $71.1 million decrease in accounts payable and accrued expenses, partially offset by an $81.3 million decrease in net inventory levels and a $34.2 million decrease in prepaid expenses and other current assets.

Net cash provided by operating activities of $333.0 million for the fiscal year ended June 30, 2025 was primarily related to non-cash adjustments of $424.5 million and a net decrease in operating assets and liabilities of $27.4 million, partially offset by a net loss of $118.9 million. Non-cash adjustments primarily consisted of $229.6 million of stock-based compensation expense, $89.7 million of depreciation and amortization, $64.1 million of impairment expense, and $54.5 million of non-cash operating lease expense. The net decrease in operating assets and liabilities was primarily due to a $136.5 million decrease in net inventory levels and a $66.6 million decrease in prepaid expenses and other current assets, partially offset by a $94.0 million decrease in accounts payable and accrued expenses and an $82.3 million decrease in net operating lease liabilities due to lease payments and lease terminations as we continued to reduce our real estate footprint through our 2024 Restructuring Plan efforts.

Investing activities
Net cash used in investing activities of $21.4 million for the fiscal year ended June 30, 2026 was primarily related to $11.4 million used for business combinations and asset acquisitions, and $9.9 million used for capital expenditures.

Net cash used in investing activities of $5.1 million for the fiscal year ended June 30, 2025 was primarily related to $9.3 million used for capital expenditures, partially offset by $4.2 million in proceeds from the sale of the remaining Peloton Output Park land parcel.

Financing activities
Net cash used in financing activities of $207.6 million for the fiscal year ended June 30, 2026 was primarily due to a $199.0 million repayment of the 2026 Notes (as defined below) upon maturity, $10.0 million in principal repayments on the Term Loan (as defined below), and $2.2 million of taxes withheld and paid on employee stock awards, partially offset by $4.0 million related to net proceeds from purchases under the Employee Stock Purchase Plan (“ESPP”) and option exercises under our employee stock plans.
Net cash provided by financing activities of $1.7 million for the fiscal year ended June 30, 2025 was primarily related to net proceeds from option exercises under our employee stock plans and purchases under the ESPP of $15.3 million, partially offset by $10.0 million in principal repayments on the Term Loan (as defined below) and $3.5 million of taxes withheld and paid on employee stock awards.

Debt Obligations
In February 2021, we issued $1.0 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private offering. The net proceeds from the offering were approximately $977.2 million, after deducting the initial purchasers’ discounts and commissions and our offering expenses. The 2026 Notes did not bear regular interest, and the principal amount of the 2026 Notes did not accrete. The 2026 Notes matured on February 15, 2026, and during the fiscal year ended June 30, 2026, we repaid in cash the remaining $199.0 million aggregate principal amount of the 2026 Notes.

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

On May 30, 2024, we entered into a Third Amended and Restated Credit Agreement, which provides for a $1.0 billion term loan facility (the “Term Loan”) and a $100.0 million revolving credit facility (the “Revolving Facility”), both of which will mature on May 30, 2029. The Term Loan amortizes in quarterly installments of 0.25%, payable at the end of each fiscal quarter and on the maturity date. Interest on borrowings under the Term Loan and Revolving Facility are determined based on calculations using an alternate base rate or term SOFR rate (further described in Note 11, Debt in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K) at our option. We are also required to pay a quarterly commitment fee on the unused portion of the Revolving Facility, which accrues at a rate of 0.375% or 0.500% per annum depending on our First Lien Net Leverage Ratio (as defined in the Third Amended and Restated Credit Agreement). As of June 30, 2026, we had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and we had $980.0 million total outstanding borrowings under the Third Amended and Restated Credit Agreement.

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

We are required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of June 30, 2026, we had outstanding letters of credit totaling $40.9 million, which are classified as Restricted cash on the Consolidated Balance Sheets.

Refer to Note 11, Debt in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further details regarding our debt obligations.

Contractual Obligations and Commitments
As of June 30, 2026, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$525.5	$83.4	$129.3	$93.5	$219.3
Minimum royalty payments (2)	105.2	48.0	57.2	—	—
Unused credit facility fee payments (3)	1.2	0.4	0.8	—	—
Other purchase obligations (4)	166.0	56.6	77.0	32.4	—
Convertible senior notes (5)	350.0	—	—	350.0	—
Term loan (5)	980.0	10.0	970.0	—	—
Total	$2,127.9	$198.4	$1,234.3	$475.9	$219.3
______________________
(1) Lease obligations relate to our office space, warehouses, production studios, retail locations, and equipment. The original lease terms are between one and 21 years, and the majority of the lease agreements are renewable at the end of the lease period. The Company has finance lease obligations of $0.9 million, also included above.
(2) We are subject to minimum royalty payments associated with our license agreements for the use of licensed content. See “Risk Factors — Risks Related to Our Business — We depend upon third-party licenses for the use of music in our content. An adverse change to, loss of, or claim that we do not hold necessary licenses may have an adverse effect on our business, operating results, and financial condition.”
(3) Pursuant to the Third Amended and Restated Credit Agreement, we are required to pay a commitment fee of 0.500% or 0.375% per annum, depending on whether the First Lien Net Leverage Ratio (as defined in the Third Amended and Restated Credit Agreement) is greater or less than 5.00 to 1.00, on a quarterly basis based on the unused portion of the Revolving Facility. The payments due by period in the table above are reflective of the rate as of June 30, 2026, which is 0.375%.
(4) Other purchase obligations include other contractual obligations, which primarily relate to cloud computing and other service contracts.
(5) Refer to Note 11, Debt in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further details regarding our 2029 Notes and Term Loan obligations.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.

We utilize a combination of in-house manufacturing and global sourcing with third-party manufacturing partners to build our products and accessories. These contract manufacturers and component suppliers acquire inventory and build products based on demand forecast information we supply, which typically covers a rolling 12-month period. Consistent with industry practice, we acquire inventories from these suppliers through purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover our forecasted product and manufacturing requirements for periods that range a number of months. In certain instances, these agreements allow us the option to cancel, reschedule, and/or adjust our requirements based on our business needs for a period of time before the order is due to be fulfilled. While our purchase orders are legally cancellable in many situations, some purchase orders are not cancellable in the event of a demand plan change or other circumstances, such as where the supplier has procured unique, Peloton- and Precor-specific designs, and/or specific non-cancelable, non-returnable components based on our provided forecasts.

As of June 30, 2026, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were estimated to be approximately $77.2 million, which is due within one year, and excluded from the table above. See “Risk Factors — Risks Related to Our Business — Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.”

Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of June 30, 2026.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K under the heading “Recently Issued Accounting Pronouncements” for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this Annual Report on Form 10-K.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ deficit, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements include those noted below.
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

We measure the fair value of an asset group based on market prices (i.e., the amount for which the asset could be sold to a third-party) when available. When market prices are not available, we generally estimate the fair value of the asset group using the income approach and/or the market approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, business plan forecasts, expected growth rates, and cost of capital, similar to those a market participant would use to assess fair value. We also make certain assumptions about future economic conditions and other data. Significant judgments and estimates are included in the determination of the fair value of our right-of-use assets, including the expected downtime period to the commencement of future subleases, projected sublease income over the remaining lease period, and discount rates that reflect the level of risk associated with the expected future cash flows.

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
During fiscal 2024, 2025 and 2026, management identified various qualitative factors that collectively indicated that the Company had impairment triggering events, including (i) realignment of cost structure in connection with the restructuring initiatives, (ii) softening demand and (iii) significant decrease in the market price of certain long-lived asset groups. For details regarding the impairment charges recognized as a result of these triggering events, refer to Note 7, Property and Equipment, and Note 10, Leases, in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
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

Product Warranty and Recall Related Provisions
Product warranty costs are recognized as a component of Connected Fitness Products Cost of revenue upon the transfer of control of our Connected Fitness Products to our customers. We estimate our product warranty obligation based on factors including historical and current product warranty claims, historical service delivery and replacement costs, and warranty policies and business practices. Product warranty obligations are reviewed and adjusted quarterly to ensure that accruals are adequate to meet expected future warranty obligations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We had Cash and cash equivalents of $1,206.6 million as of June 30, 2026. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented in this Annual Report on Form 10-K would not have had a material impact on our consolidated financial statements.

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

Foreign Currency Risk
Our international sales are primarily denominated in foreign currencies, as are certain intercompany balances, and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct business in foreign countries could have an adverse impact on our results of operations. We source and manufacture inventory primarily in U.S. dollars and Taiwanese dollars. A portion of our operating expenses is incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. For example, some of our contract manufacturing takes place in Taiwan and the related agreements are denominated in foreign currencies and not in U.S. dollars. Further, certain of our manufacturing agreements provide for fixed costs of our Connected Fitness Products and hardware in Taiwanese dollars but provide for payment in U.S. dollars based on the then-current Taiwanese dollar to U.S. dollar spot rate. In addition, our suppliers incur many costs, including labor and supply costs, in other currencies. While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. We have the ability to use derivative instruments, such as foreign currency forwards, and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. Our exposure to foreign currency exchange rates historically has been partially hedged as our foreign currency denominated inflows create a natural hedge against our foreign currency denominated expenses.

We have experienced fluctuations in our net income (loss), primarily as a result of transaction gains and losses related to the remeasurement of our intercompany asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Fluctuations in exchange rates between U.S. dollars and the currencies in which these balances are denominated contributed to Foreign exchange losses of $10.1 million for the fiscal year ended June 30, 2026 and Foreign exchange gains of $22.4 million for the fiscal year ended June 30, 2025. We had minimal foreign currency exposure for the fiscal year ended June 30, 2024.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Peloton Interactive, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Peloton Interactive, Inc. (the Company) as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive income (loss), stockholders' (deficit) and cash flows for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 6, 2026 expressed an unqualified opinion thereon.

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

Existence of Inventory

Description of the Matter	At June 30, 2026, the Company held $135.4 million of inventory across its operations centers in the United States, Canada, Germany, the United Kingdom, and Australia. As described in Note 2 to the consolidated financial statements, inventories consist of finished goods and raw materials.

Auditing the existence of inventory involved especially challenging auditor judgment due to the dispersion of inventory across numerous operations centers that are either leased and operated by the Company or that are operated by contracted third-party logistics providers. This results in a degree of auditor judgment in determining the extent of procedures to be performed to validate the existence of inventory. For example, there is judgment required in determining the operations centers at which to perform testing procedures.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s inventory count process. For example, we tested controls over management’s review of the Company’s adherence to inventory count policy, monitoring of the results of inventory counts performed throughout the year, and reconciliation of inventory count results to the general ledger.

To test the existence of inventory at the balance sheet date, our audit procedures included, among others, performing test counts of inventory items at a sample of leased and operated operations centers and procedures to confirm and test inventory quantities held at operations centers operated by contracted third-party logistics providers. We compared our test counts and the quantities confirmed by the contracted third-party logistics providers to the Company’s records. We also tested inventory cutoff at the inventory count date by comparing a sample of inventory transactions from the Company’s records to the related supporting documentation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York

August 6, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Peloton Interactive, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Peloton Interactive, Inc.’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Peloton Interactive, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive income (loss), stockholders’ (deficit) and cash flows for each of the three years in the period ended June 30, 2026, and the related notes and our report dated August 6, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

August 6, 2026

PELOTON INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	June 30,	June 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,206.6	$1,039.5
Accounts receivable, net	82.5	101.2
Inventories, net	135.4	205.6
Prepaid expenses and other current assets	64.9	91.3
Total current assets	1,489.4	1,437.6
Property and equipment, net	164.5	239.0
Intangible assets, net	11.7	5.6
Goodwill	44.0	41.2
Restricted cash	40.9	46.2
Operating lease right-of-use assets, net	284.0	338.9
Other assets	21.4	16.8
Total assets	$2,055.9	$2,125.3
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$311.2	$372.7
Deferred revenue and customer deposits	139.5	150.7
Current portion of debt	10.0	208.5
Operating lease liabilities, current	62.5	70.1
Other current liabilities	1.8	2.0
Total current liabilities	525.0	803.9
Convertible senior notes, net of current portion	344.9	343.6
Term loan, net of current portion	944.2	946.9
Operating lease liabilities, non-current	347.7	407.5
Other non-current liabilities	33.7	37.2
Total liabilities	2,195.6	2,539.1
Commitments and contingencies (Note 12)
Stockholders’ deficit
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 shares of Class A common stock authorized, 422,802,650 and 390,579,270 shares of Class A common stock issued and outstanding as of June 30, 2026 and June 30, 2025, respectively; 2,500,000,000 and 2,500,000,000 shares of Class B common stock authorized, 15,836,724 and 15,837,270 shares of Class B common stock issued and outstanding as of June 30, 2026 and June 30, 2025, respectively.	—	—
Additional paid-in capital	5,384.7	5,183.8
Accumulated other comprehensive income	15.0	5.1
Accumulated deficit	(5,539.4)	(5,602.6)
Total stockholders’ deficit	(139.7)	(413.8)
Total liabilities and stockholders’ deficit	$2,055.9	$2,125.3
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except share and per share amounts)

	Fiscal Year Ended June 30,
	2026	2025	2024
Revenue:
Connected Fitness Products	$770.4	$817.1	$991.7
Subscription	1,675.6	1,673.7	1,708.7
Total revenue	2,446.0	2,490.8	2,700.5
Cost of revenue:
Connected Fitness Products	680.0	705.9	943.0
Subscription	479.3	516.6	551.0
Total cost of revenue	1,159.3	1,222.5	1,494.0
Gross profit	1,286.7	1,268.3	1,206.5
Operating expenses:
Sales and marketing	400.4	421.6	658.9
General and administrative	430.3	527.3	651.0
Research and development	242.8	234.2	304.8
Impairment expense	34.6	64.1	57.3
Restructuring expense	17.9	33.8	66.1
Supplier settlements	—	23.5	(2.6)
Total operating expenses	1,126.0	1,304.5	1,735.5
Income (loss) from operations	160.7	(36.2)	(529.0)
Other expense, net:
Interest expense	(123.8)	(134.5)	(112.5)
Interest income	36.4	32.7	35.1
Foreign exchange (loss) gain	(10.1)	22.4	—
Other (expense) income, net	(0.2)	0.1	0.7
Net gain on debt refinancing	—	—	53.6
Total other expense, net	(97.6)	(79.3)	(23.2)
Income (loss) before income taxes	63.1	(115.6)	(552.1)
Income tax (benefit) expense	(0.1)	3.4	(0.2)
Net income (loss)	$63.2	$(118.9)	$(551.9)
Net income (loss) attributable to Class A and Class B common stockholders	$63.2	$(118.9)	$(551.9)
Earnings (loss) per share:
Basic	$0.15	$(0.30)	$(1.51)
Diluted	$0.14	$(0.30)	$(1.51)
Weighted-average common shares outstanding:
Basic	424,726,220	390,037,997	365,546,334
Diluted	436,218,643	390,037,997	365,546,334
Other comprehensive income (loss):
Change in foreign currency translation adjustment	9.9	(10.9)	(0.9)
Total other comprehensive income (loss)	9.9	(10.9)	(0.9)
Comprehensive income (loss)	$73.1	$(129.8)	$(552.8)
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended June 30,
	2026	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$63.2	$(118.9)	$(551.9)
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Depreciation and amortization expense	57.2	89.7	108.8
Stock-based compensation expense	198.6	229.6	311.7
Non-cash operating lease expense	49.8	54.5	66.2
Amortization of debt discount and issuance costs	9.5	9.1	14.2
Impairment expense	34.6	64.1	57.3
Loss on sale of subsidiary	—	—	3.8
Net foreign currency adjustments	10.1	(22.4)	—
Gain on debt extinguishment of convertible notes	—	—	(69.8)
Loss on debt extinguishment of term loan	—	—	7.5
Changes in operating assets and liabilities:
Accounts receivable	18.6	2.8	(7.0)
Inventories	81.3	136.5	163.0
Prepaid expenses and other current assets	34.2	66.6	42.6
Other assets	(4.7)	4.4	1.7
Accounts payable and accrued expenses	(71.1)	(94.0)	(95.5)
Deferred revenue and customer deposits	(11.0)	(13.5)	(23.6)
Operating lease liabilities, net	(77.3)	(82.3)	(90.8)
Other liabilities	(5.5)	6.8	(4.4)
Net cash provided by (used in) operating activities	387.6	333.0	(66.1)
Cash Flows from Investing Activities:
Proceeds from sale of Peloton Output Park	—	4.2	31.9
Capital expenditures	(9.9)	(9.3)	(19.7)
Business combinations and asset acquisitions	(11.4)	—	—
Proceeds from sales of subsidiary and net assets	—	—	14.6
Net cash (used in) provided by investing activities	(21.4)	(5.1)	26.8
Cash Flows from Financing Activities:
Principal repayment of term loan	(10.0)	(10.0)	(742.5)
Payment of principal on convertible notes	(199.0)	—	(724.9)
Proceeds from issuance of convertible notes, net of issuance costs	—	—	342.3
Proceeds from issuance of term loan, net of issuance costs	—	—	986.9
Proceeds from employee stock purchase plan withholdings	3.5	4.1	3.1
Proceeds from employee stock plans	0.6	11.2	41.2
Taxes withheld and paid on employee stock awards	(2.2)	(3.5)	—
Principal repayments of finance leases	(0.3)	(0.1)	(0.5)
Net cash (used in) provided by financing activities	(207.6)	1.7	(94.4)
Effect of exchange rate changes	3.0	5.3	(1.0)
Net change in cash, cash equivalents, and restricted cash	161.7	334.9	(134.6)
Cash, cash equivalents, and restricted cash — Beginning of period	1,085.8	750.9	885.5
Cash, cash equivalents, and restricted cash — End of period	$1,247.4	$1,085.8	$750.9

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$122.2	$127.2	$95.6
Cash paid for income taxes	$5.5	$2.6	$—
Term loan issuance costs recorded within Net loss	$—	$—	$8.7
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Accrued and unpaid capital expenditures, including software	$0.3	$0.3	$0.1
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance - June 30, 2023	356.8	$—	$4,619.8	$16.8	$(4,931.8)	$(295.1)
Activity related to stock-based compensation	18.6	$—	$324.5	$—	$—	$324.5
Issuance of common stock under employee stock purchase plan	0.9	—	4.3	—	—	4.3
Other comprehensive loss	—	—	—	(0.9)	—	(0.9)
Net loss	—	—	—	—	(551.9)	(551.9)
Balance - June 30, 2024	376.3	$—	$4,948.6	$15.9	$(5,483.7)	$(519.1)
Activity related to stock-based compensation	29.2	$—	$231.7	$—	$—	$231.7
Issuance of common stock under employee stock purchase plan	0.9	—	3.4	—	—	3.4
Other comprehensive loss	—	—	—	(10.9)	—	(10.9)
Net loss	—	—	—	—	(118.9)	(118.9)
Balance - June 30, 2025	406.4	$—	$5,183.8	$5.1	$(5,602.6)	$(413.8)
Activity related to stock-based compensation	31.2	$—	$197.0	$—	$—	$197.0
Issuance of common stock under employee stock purchase plan	1.0	—	4.0	—	—	4.0
Other comprehensive income	—	—	—	9.9	—	9.9
Net income	—	—	—	—	63.2	63.2
Balance - June 30, 2026	438.6	$—	$5,384.7	$15.0	$(5,539.4)	$(139.7)
See accompanying notes to these consolidated financial statements.

PELOTON INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share amounts)

1. Description of Business and Basis of Presentation
Description and Organization
Peloton Interactive, Inc. (“Peloton” or the “Company”) is a leading global fitness and wellness company that empowers people to live fit, strong, long, and happy, by providing fitness and wellness experiences to Members (as defined below) anytime, anywhere. Peloton has a highly engaged community of “Members”, which the Company defines as any individual who has a Peloton account through a Paid Connected Fitness Subscription or a Paid App Subscription, inclusive of the Peloton App+, App One, Strength+, and Breathwrk Memberships (the “Peloton Apps”), and engages in one or more workouts in the trailing 12-month period. As a category innovator at the nexus of fitness and wellness, technology, and media, the Company delivers integrated experiences through Peloton’s world-renowned Instructors, premium hardware and innovative software, personalization, extensive modalities and an expansive content library.
The Company’s portfolio of Connected Fitness Products primarily consists of the Peloton Original Series, Peloton Cross Training Series, Peloton Pro Series, and Precor Products, and related accessories, delivery and installation services, extended warranty and other service agreements, and branded apparel. In October 2025, the Company launched the Cross Training Series, a refreshed portfolio of Connected Fitness Products, which includes the Cross Training Bike, Bike+, Tread, Tread+, and Row+. The Company also launched the Peloton Pro Series, a refresh of its portfolio of commercial-ready Peloton-branded products, which now includes the Bike+ Pro, Tread+ Pro, and Row+ Pro. In connection with the Cross Training Series launch, the Company discontinued the sale of its original series (the “Original Series”) Tread, Tread+, and Row; however the Company continues to sell the refurbished Original Series Bike and Bike+. The Company’s Precor-branded fitness products include Precor Cardio, Precor Strength, Connected Fitness Solutions, and Wellness Solutions (collectively, the “Precor Products”). The Original Series, Cross Training Series, Pro Series, and Precor Products are collectively referred to herein as “Connected Fitness Products.”
The Company’s revenue is generated primarily from recurring Subscription revenue and the sale of its Connected Fitness Products. The Company defines a “Paid Connected Fitness Subscription” as a person, household, or commercial property, such as a hotel or residential building, that has paid for a subscription to a Connected Fitness Product (a Connected Fitness Subscription with a successful credit card billing or with prepaid subscription credits or waivers). “Paid App Subscriptions” include all App+, App One, Strength+, or Breathwrk subscriptions for which the Company currently receives payment (a successful credit card billing or prepaid with subscription credits or waivers).

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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ deficit, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product warranty and recall related provisions, inventory valuation and reserves, revenue recognition and related reserves, music royalty fees, valuation of long-lived assets and their associated useful lives, valuation of goodwill, fair value measurements, stock-based compensation, income taxes, future restructuring charges, and contingencies. Actual results may differ from these estimates.
Cash and Cash Equivalents
The Company considers all cash and short-term investments purchased with maturities of three months or less when acquired to be cash equivalents. As of June 30, 2026 and 2025, the Company’s cash and cash equivalents were primarily held in money market and operating accounts. At various times during the fiscal years ended June 30, 2026 and 2025, the balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes its cash and cash equivalents are not subject to any significant credit risk.

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
Property and Equipment
Property and equipment purchased by the Company are stated at cost less accumulated depreciation and impairment losses, if any. Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the useful life of those leasehold improvements and the remaining lease term. Depreciation and amortization expense is classified within the corresponding cost of revenue or operating expense categories on the Consolidated Statements of Operations and Comprehensive Income (Loss). Charges for repairs and maintenance that do not improve or extend the lives of the respective assets are expensed as incurred. Refer to Note 7, Property and Equipment for additional information.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances (“triggering events”) indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated undiscounted net future cash flows, an impairment charge is recognized within Impairment expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the amount by which the carrying amount of the asset group exceeds its fair value, which is measured relying primarily on a discounted cash flow method.
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

The Company subleases certain corporate offices, warehouses and distribution facilities, and retail locations to third parties, which does not relieve the Company of its primary lease obligations with the lessor (the “head lease”). These subleases are classified as operating leases, and therefore the Company continues to account for the head lease as it did before the commencement date of the sublease. The Company recognizes sublease income on a straight-line basis over the sublease term. Variable lease payments include, but are not limited to, common area charges, real estate taxes, and utilities, and are recognized as variable sublease income in the period in which they are earned. Sublease income is presented within the same category of operating expenses as the underlying head lease expense on the Consolidated Statements of Operations and Comprehensive Income (Loss). If the lease cost for the term of the sublease exceeds the Company’s anticipated sublease income for the same period, the Company assesses the right-of-use asset associated with the head lease for impairment under the long-lived asset impairment provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment.
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
Convertible Senior Notes
In February 2021, the Company issued in a private offering $1.0 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the "2026 Notes"), including the initial purchasers’ exercise in full of their option to purchase additional notes. In May 2024, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to repurchase $801.0 million of aggregate principal amount of the 2026 Notes for an aggregate of $724.9 million of cash. The Company accounted for this repurchase of the 2026 Notes as a debt extinguishment under ASC 470-50, Debt–Modifications and Extinguishments (“ASC 470-50”). In February 2026, the Company repaid in cash the remaining $199.0 million aggregate principal amount of the 2026 Notes upon maturity.

In May 2024, the Company issued in a private offering $350.0 million aggregate principal amount of 5.50% Convertible Senior Notes due 2029 (the “2029 Notes”), including the initial purchasers’ exercise in full of the option to purchase additional notes.

The 2026 Notes and 2029 Notes (together, “the Notes”) are accounted for in accordance with ASC 470-20, Debt–Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, debt with an embedded conversion feature shall be accounted for in its entirety as a liability and no portion of the proceeds from the issuance of the convertible debt instrument shall be accounted for as attributable to the conversion feature unless the conversion feature is required to be accounted for separately as an embedded derivative or the conversion feature results in a premium that is subject to the guidance in ASC 470.

The Notes are accounted for as a liability with no portion of the proceeds attributable to the conversion options as the conversion feature did not require separate accounting as a derivative, and the Notes did not involve a premium subject to the guidance in ASC 470.

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

The Company’s material financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, Term Loan (as defined in Note 11, Debt), and convertible senior notes. The carrying values of the Company’s cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximated their fair values at June 30, 2026 and 2025, due to the short period of time to maturity or repayment. Refer to Note 5, Fair Value Measurements for additional information regarding the Term Loan and convertible senior notes.
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
Revenue Recognition
The Company’s primary sources of revenue are its recurring content Subscription revenue and revenue from sales of its Connected Fitness Products and related accessories, including Precor-branded fitness products, delivery and installation services.
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

The Company applies the practical expedient as per ASC 340-40-25-4, Other Assets and Deferred Costs–Contracts with Customers and expenses sales commissions when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. These costs are recorded in Sales and marketing in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
Some of the Company’s revenues relate to arrangements for Peloton Bike portfolio rental products. The Peloton Rental program allows Members to lease Peloton Bike portfolio products with a Peloton Rental Membership for a single monthly cost and a one-time assembly fee, and gives the Member the option to purchase the equipment outright or cancel at any time with no penalty. These lease arrangements include both lease and non-lease components. Consideration is allocated between the lease and non-lease components based on management’s best estimate of the relative standalone selling price of each component. The lease component relates to the customer’s right to use the equipment over the lease term and is accounted for as an operating lease in accordance with ASC 842, Leases. Lease revenue is recognized on a straight-line basis over the term of the lease within Connected Fitness Products Revenue, while the underlying customer-leased equipment remains within Property and equipment, net on the Company’s Consolidated Balance Sheets and depreciates over the equipment’s useful life. Depreciation expense associated with the underlying equipment is reflected in Connected Fitness Products Cost of revenue in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Non-lease components primarily consist of an All-Access Membership, which is recognized ratably over the subscription term within Subscription Revenue and the one-time assembly fee which is recognized upon completion.
Connected Fitness Products
Connected Fitness Products Revenue primarily consists of sales of the Company’s portfolio of Connected Fitness Products and related accessories, including Precor-branded fitness products, delivery and installation services, Peloton Bike portfolio rental products, extended warranty agreements, branded apparel, and commercial service contracts. The Company recognizes Connected Fitness Products Revenue net of sales returns and concessions, discounts and allowances, and third-party financing program fees, when the product has been delivered to the customer, except for extended warranty revenue that is recognized ratably over the warranty coverage period and service revenue that is recognized over the term of the service contract. Payment is typically due at the time of sale for Connected Fitness Products sold through the Company’s website and at retail locations. The Company generally allows customers to return Peloton-branded Connected Fitness Products within thirty days of purchase, as stated in its return policy.

The Company records fees paid to third-party financing partners in connection with its consumer financing program as a reduction of revenue, as it considers such costs to be a customer sales incentive. The Company records payment processing fees for its credit card sales for Connected Fitness Products within Sales and marketing in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Subscription
Subscription Revenue primarily consists of revenue generated from the Company’s Paid Connected Fitness Subscriptions and Paid Peloton App Subscriptions, which are offered on a month-to-month or annual prepaid basis, and revenue generated from content licensing arrangements.

The Company’s subscriptions provide access to Peloton content and its library of live and on-demand fitness classes. Members are billed in advance of the start of their subscription term, and amounts paid for subscription fees, net of refunds are included within Deferred revenue and customer deposits on the Company’s Consolidated Balance Sheets and recognized ratably over the subscription term. The Company records payment processing fees for its monthly subscription charges within Subscription Cost of revenue in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Revenue from content licensing arrangements includes the licensing of Peloton content to third-party partners, which is considered functional intellectual property (“IP”). Revenue for IP rights is accounted for based on the nature of the promise to grant the license. In determining whether the Company’s promise is to provide a right to access its IP or a right to use its IP, the Company considers the delivery pattern and nature of the IP to which the customer will have rights. Revenue from right-to-use licenses is recognized at the point in time when control of the distinct Peloton content is transferred to the customer, whereas revenue from right-to-access licenses is recognized over the access period to the Peloton content. Revenues from sales-based and usage-based royalties promised in exchange for a license of Peloton content is recognized at the later of when the underlying sale occurs, or the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated is satisfied.

Sales tax collected from customers and remitted to governmental authorities is not included in revenue and is reflected as a liability on the Company’s Consolidated Balance Sheets.

Cost of Revenue
Beginning in the first quarter of fiscal 2026, the Company assigns executive compensation and other corporate overhead costs associated with its corporate facilities, which were historically included in General and administrative expense, to the various expense captions that these costs relate to, including Cost of revenue, Sales and marketing, General and administrative, and Research and development.
Connected Fitness Products
Connected Fitness Products Cost of revenue primarily consists of the Company’s portfolio of Connected Fitness Products, related accessories, Precor-branded fitness products, and branded apparel product costs, including third-party manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement and service costs, fulfillment costs, warehousing costs, costs related to the Company’s commercial business, depreciation of property and equipment, and certain costs related to management, facilities, and personnel-related expenses, including stock-based compensation expense, associated with supply chain logistics. Inventory write-downs and related obsolescence reserve expense are also included within Connected Fitness Products Cost of revenue.
Subscription
Subscription Cost of revenue primarily consists of costs associated with content creation and costs to stream content to Members. Fixed costs primarily include Instructor, content, production, and management personnel-related expenses, including stock-based compensation expense, as well as certain costs related to facilities, including depreciation of property and equipment, studio rent and occupancy, and other studio overhead. Variable costs primarily include music royalty fees, third-party platform streaming costs, and payment processing fees for monthly subscription billings.
Music Royalty Fees
The Company has entered into agreements with music rights holders for the music included in the operation of Peloton’s service. The Company pays and recognizes music royalty fees in accordance with the terms of the relevant license agreement with the music rights holder. This can include royalties incurred for paid subscriptions and royalties incurred as part of free-trial offers, which are recognized within Subscription Cost of revenue and Sales and marketing in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. The Company has certain license agreements whereby music royalty fees are subject to payment guarantees. When a guaranteed payment is made in advance, the amount is recorded as a prepaid asset and amortized over the shorter of the period consumed or the term of the license agreement. When actual music royalty fees to be incurred during a contractual period are expected to fall short of the guaranteed payment, the expected under-recoupment is expensed pro-rata across the contractual period.

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

Advertising Costs
Advertising and other promotional costs to market the Company's products and services are expensed as incurred. Advertising expenses were $224.2 million, $247.0 million, and $435.0 million for the fiscal years ended June 30, 2026, 2025, and 2024, respectively, and are included within Sales and marketing expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Research and Development Costs
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
Stock-Based Compensation
Employee Stock Purchase Plan
In August 2019, the Company's Board of Directors ("Board of Directors") adopted the 2019 Employee Stock Purchase Plan ("ESPP"), which was subsequently approved by the Company’s stockholders in September 2019. The Company recognizes stock-based compensation expense related to shares issued pursuant to its ESPP on a straight-line basis over the offering period, which is twenty-four months. The ESPP allows eligible employees to purchase shares of the Company's Class A common stock at a 15 percent discount through accumulated payroll deductions. The ESPP became effective on September 25, 2019, the date the registration statement filed in connection with the Company’s initial public offering was declared effective by the SEC (the “Effective Date”). The number of shares of Class A common stock that are available for issuance and sale to eligible employees under the ESPP increases automatically on the first day of each fiscal year of the Company beginning on

July 1, 2020 through 2029, in an amount equal to 1% of the total number of outstanding shares of all classes of the Company's common stock on the immediately preceding June 30, or such lesser number as may be determined by the Board of Directors or applicable committee in its sole discretion. On July 1, 2025, the number of shares of Class A common stock available for issuance under the ESPP was automatically increased according to its terms by 4,064,165 shares. As of June 30, 2026, a total of 21,151,488 shares of Class A common stock were available for sale to employees under the ESPP.

Unless otherwise determined by the Board of Directors, each offering period will consist of four six-month purchase periods, commencing on September 1 and March 1 and ending on August 31 and February 28 of each two-year period or each six-month period, respectively, subject to a reset provision. If the closing price of Class A common stock on the first day of an offering period is higher than the closing price of Class A common stock on the last day of any applicable purchase period, participants will be withdrawn from the ongoing offering period immediately following the purchase of ESPP shares on the purchase date and would automatically be enrolled in the subsequent offering period (“ESPP reset”), resulting in a modification under ASC 718, Compensation–Stock Compensation.

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

2019 Equity Incentive Plan
In August 2019, the Board of Directors adopted the 2019 Equity Incentive Plan ("the 2019 Plan"), which was subsequently approved by the Company’s stockholders in September 2019. Stock-based awards are measured at the grant date based on the fair value of the award and are recognized as expense, net of actual forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. For stock option and restricted stock unit grants, vesting generally occurs over two to four years. Stock option grants are not exercisable after the expiration of ten years from the date of grant or such shorter period as specified in a stock award agreement. Restricted stock units (“RSU”) are generally granted with only a service condition. The Company also grants awards subject to performance or market conditions, in addition to a service condition, to certain executives from time to time (“performance stock units” or “PSU”).

During the fiscal years ended June 30, 2026 and 2025, the Company granted PSUs with performance conditions to certain members of management. The PSUs generally cliff vest, if earned, two and one-half months after the end of the fiscal year. The number of shares that can be earned generally ranges from 0% to 200% of the target number based on the achievement of the performance condition over the respective measurement period. For performance-based awards issued, the value of the instrument is measured at the grant date as the fair value of the award and expensed over the vesting term under an accelerated attribution method when the performance targets are considered probable of being achieved.

During the fiscal year ended June 30, 2026, the Company also granted PSUs with market conditions to certain members of management. For awards granted with a market condition, the Company estimated the grant date fair value using a Monte Carlo simulation model that incorporated the likelihood of the achievement of meeting stock price targets. For market-based awards issued which also require a service period, stock-based compensation expense is recognized using the accelerated attribution method over the longer of the explicit service period or when the market condition is satisfied and will not be reversed if market conditions are unmet.

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

The number of shares reserved for issuance under the 2019 Plan will increase automatically on July 1 of each of 2020 through 2029 by the number of shares of Class A common stock equal to 5% of the total outstanding shares of all of the Company’s classes of common stock as of each June 30 immediately preceding the date of increase (the “evergreen feature”), or a lesser amount as determined by the Board of Directors. On July 1, 2025, the number of shares of Class A common stock available for issuance under the 2019 Plan was automatically increased according to its terms by 20,320,827 shares.

In October 2023, the Company’s Board of Directors adopted an amendment to the 2019 Plan (the “Amendment”) that increases the number of shares available under the 2019 Plan by 36,000,000 shares of Class A common stock (and retains the existing evergreen feature through July 1, 2029) and extends the right to grant awards under the 2019 Plan through October 24, 2033. The Amendment became effective following approval by the Company’s stockholders on December 7, 2023. As of June 30, 2026, 66,030,564 shares of Class A common stock were available for future award under the 2019 Plan.

Common Stock
The holder of each share of Class A common stock is entitled to one vote, while the holder of each share of Class B common stock is entitled to twenty votes. Each outstanding share of the Company’s Class B common stock is convertible into an equivalent number of shares of Class A common stock and generally convert into shares of Class A common stock upon transfer.

Preferred Stock
Effective September 2019, the Board of Directors authorized the issuance of undesignated preferred stock, with a par value of $0.000025 per share. As of June 30, 2026 and June 30, 2025, there were 50,000,000 shares of preferred stock authorized and no shares of preferred stock issued and outstanding.

Defined Contribution Plan
The Company maintains a defined contribution 401(k) plan offered to its U.S.-based employees, as well as various defined contribution plans at certain foreign and domestic subsidiaries. For the fiscal years ended June 30, 2026, 2025, and 2024, the Company's matching contributions totaled $14.0 million, $14.5 million, and $18.5 million, respectively, and were expensed as contributed.
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

Foreign Currency
The Company’s reporting currency is the U.S. dollar while the functional currencies of non-U.S. subsidiaries are determined based on the primary economic environment in which the subsidiary operates. Assets and liabilities of these subsidiaries are translated into U.S. dollars using exchange rates in effect at the end of each period, revenues and expenses are translated using average rates for the period, and equity is translated using historical rates. Change in foreign currency translation adjustment is included in Other comprehensive income (loss) on the Consolidated Statements of Operations and Comprehensive Income (Loss), and in Accumulated other comprehensive income on the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Deficit. Transaction gains and losses are a result of the effect of exchange rates on transactions denominated in currencies other than the functional currency of the respective subsidiary and are included in Foreign exchange (loss) gain on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

As of June 30, 2026, a valuation allowance continues to be maintained on a majority of the Company’s deferred tax assets. Based on management’s assessment of historical results and forecasts, management is continuously monitoring the weight of both positive and negative evidence. Based on these trends, it is reasonably possible that within the next 12 months, management may conclude that it is more likely than not that a substantial portion of these deferred tax assets will be realized.

If such a determination is made, it would result in the recognition of net deferred tax assets on the Company’s Consolidated Balance Sheets and a corresponding benefit recorded within the income tax provision in the period of release. However, management’s judgment regarding future earnings and the exact timing and amount of any valuation allowance release are subject to change due to many factors, including but not limited to, future market conditions and the ability to successfully execute the Company’s business plans.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company utilizes a two-step approach to recognize and measure unrecognized tax benefits. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits, which to date have not been material, are recognized within Income tax (benefit) expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). Refer to Note 15, Income Taxes for additional information.
Earnings (Loss) Per Share
The Company computes basic earnings (loss) per share based on the weighted-average number of outstanding shares of common stock during the period. Diluted earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options, ESPP shares to be issued, vesting of restricted stock units and awards, and performance stock units, when the related performance criterion has been met, using the treasury stock method, and convertible senior notes, using the if-converted method. Refer to Note 16, Earnings (Loss) Per Share for additional information.

Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
ASU 2023-09
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances income tax information primarily through changes in the rate reconciliation and income taxes paid information. It is effective for fiscal years beginning after December 15, 2024, and should be applied on a prospective basis; however, retrospective application is permitted. The Company adopted this ASU for the fiscal year ended June 30, 2026 on a prospective basis. The adoption of this new standard did not have a material impact on the consolidated financial statements. For additional information, refer to Note 15, Income Taxes.
Accounting Pronouncements Not Yet Adopted
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

3. Revenue
Disaggregation of Revenue
The Company’s revenue disaggregated by segment, excluding sales-based taxes, is included in Note 17, Segment Information. The Company’s revenue disaggregated by geographic region was as follows:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in millions)
North America	$2,206.5	$2,274.3	$2,487.0
International	239.5	216.5	213.5
Total Revenue	$2,446.0	$2,490.8	$2,700.5

The Company’s revenue attributable to the United States, included within North America above, was $2,117.1 million, $2,185.7 million, and $2,389.2 million, representing 87%, 88%, and 88% of Total revenue for the fiscal years ended June 30, 2026, 2025, and 2024, respectively.

Deferred Revenue and Customer Deposits
Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.

As of June 30, 2026 and June 30, 2025, deferred revenue of $93.9 million and $91.7 million, respectively, and customer deposits of $45.7 million and $59.0 million, respectively, were included in Deferred revenue and customer deposits on the Company’s Consolidated Balance Sheets.

During the fiscal years ended June 30, 2026 and 2025, the Company recognized revenue of $90.2 million and $91.8 million, respectively, that was included in the deferred revenue balance as of June 30, 2025 and 2024, respectively.

Product Warranty
The Company provides a limited warranty for its Connected Fitness Products, including coverage for the touchscreen and most original components, which warrants that the product will operate in accordance with its published specifications and shall be free from defects in the materials and workmanship under normal use for the relevant warranty period. The Company has the obligation to either repair or replace the defective product, at its option. At the time revenue is recognized for the product, an estimate of future warranty costs is recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical, as well as current product warranty claims, service delivery costs incurred in correcting product failures, and warranty policies and business practices. The Company’s products are manufactured by contract manufacturers, and, in certain cases, the Company may have recourse to such contract manufacturers.
Activity related to the Company’s accrual for its estimated future product warranty obligation was as follows:

	Fiscal Year Ended June 30,
	2026	2025
	(in millions)
Balance at beginning of period	$24.5	$20.3
Provision for warranty accrual	15.9	35.5
Warranty claims	(21.5)	(31.3)
Balance at end of period	$18.9	$24.5
The Company also offers the option for customers in some markets to purchase an extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Products for additional periods beyond the standard product warranty period.

Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Products Revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company’s revenue attributable to extended warranty was $16.0 million, $21.3 million and $36.0 million, representing 1% of total revenue during each of the fiscal years ended June 30, 2026, 2025, and 2024.
4. Restructuring
The Company’s current restructuring efforts began with the implementation of a restructuring plan approved by the Company’s Board of Directors (“Board of Directors”) and announced in 2022 (the “2022 Restructuring Plan”), which was subsequently expanded upon and replaced by a new plan approved by the Board of Directors and announced in 2024 (as expanded and collectively with the 2022 Restructuring Plan, the “2024 Restructuring Plan”).
In August 2025, the Company announced a subsequent restructuring plan (the “2025 Restructuring Plan” and, together with the 2024 Restructuring Plan, the “Restructuring Plans”), which included a reduction in global headcount and was designed to improve the Company’s cost structure, operating efficiency, and profitability, while providing the opportunity to return to growth by reinvesting savings into Peloton’s differentiating capabilities. The Restructuring Plans have been substantially completed as of June 30, 2026. The Company does not expect to incur material additional cash or non-cash restructuring charges under the 2025 Restructuring Plan.
Due to the actions taken pursuant to the Restructuring Plans, the Company tested certain long-lived assets (asset groups) for recoverability by comparing the carrying values of the asset group to estimates of their future undiscounted cash flows, which were generally the liquidation value, or for operating lease right-of-use assets, income from a sublease arrangement. Based on the results of the recoverability tests, the Company determined that during the fiscal years ended June 30, 2026, 2025, and 2024, the undiscounted cash flows of certain assets (asset groups) were below their carrying values, indicating impairment. The assets were written down to their estimated fair values, which were determined based on their estimated liquidation or sales value, or for operating lease right-of-use assets, discounted cash flows of a sublease arrangement. See further discussion in Note 7, Property and Equipment and Note 10, Leases in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

As a result of the Restructuring Plans, the Company incurred the charges shown in the following table. Asset write-downs and write-offs are included within Impairment expense, Write-offs of inventory related to restructuring activities are included within Connected Fitness Products Cost of revenue, and the remaining charges incurred during the relevant periods are included within Restructuring expense, in the Consolidated Statements of Operations and Comprehensive Income (Loss):

	Fiscal Year Ended June 30,
	2026	2025	2024
Cash restructuring charges:(1)	(in millions)
Severance and other personnel costs(2)	$5.1	$23.4	$36.5
Exit and disposal costs and professional fees(3)	11.9	9.6	19.2
Total cash restructuring charges	17.0	33.0	55.7

Non-cash restructuring charges:(1)
Asset write-downs and write-offs(4)	11.6	21.1	40.8
Stock-based compensation expense(5)	0.8	0.8	6.6
Write-offs of inventory related to restructuring activities(6)	—	—	1.0
Loss on sale of subsidiary(7)	—	—	3.8
Total non-cash restructuring charges	12.4	21.9	52.2

Total	$29.5	$54.9	$107.9
____________________________
(1) All cash and non-cash restructuring charges for the fiscal year ended June 30, 2026 related to the 2025 Restructuring Plan.
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

The following table presents a roll-forward of cash restructuring-related liabilities, which are included within Accounts payable and accrued expenses in the Consolidated Balance Sheets:

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of June 30, 2023	$13.6	$0.3	$13.9
Cash restructuring charges(1)	36.5	19.2	55.7
Cash payments	(37.4)	(15.2)	(52.6)
Balance as of June 30, 2024	$12.7	$4.3	$17.0
_________________________
(1) Includes $7.5 million and $29.0 million of cash charges for severance and other personnel costs related to the 2022 Restructuring Plan and 2024 Restructuring Plan, respectively, and $16.1 million and $3.1 million of cash charges for exit and disposal costs and professional fees related to the 2022 Restructuring Plan and 2024 Restructuring Plan, respectively, for the fiscal year ended June 30, 2024.

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of June 30, 2024	$12.7	$4.3	$17.0
Cash restructuring charges(2)	23.4	9.6	33.0
Cash payments	(12.3)	(13.1)	(25.4)
Balance as of June 30, 2025	$23.8	$0.8	$24.6
_________________________
(2) Includes $0.1 million and $23.2 million of cash charges for severance and other personnel costs related to the 2024 Restructuring Plan and 2025 Restructuring Plan, respectively, and $9.6 million of cash charges for exit and disposal costs and professional fees related to the 2024 Restructuring Plan, for the fiscal year ended June 30, 2025.

	Severance and other personnel costs	Exit and disposal costs and professional fees	Total
	(in millions)
Balance as of June 30, 2025	$23.8	$0.8	$24.6
Cash restructuring charges(3)	5.1	11.9	17.0
Cash payments	(22.2)	(12.3)	(34.5)
Balance as of June 30, 2026	$6.7	$0.5	$7.2
_________________________
(3) All cash restructuring charges for the fiscal year ended June 30, 2026 related to the 2025 Restructuring Plan.
5. Fair Value Measurements
Fair Value Measurements of Other Financial Instruments
The following table presents the estimated fair values and carrying amounts of the Company’s financial instruments that are not recorded at fair value on the Consolidated Balance Sheets. All of these liabilities’ fair value are considered Level 2:

	June 30, 2026		June 30, 2025
	Carrying Amount(1)	Estimated Fair Value	Carrying Amount(1)	Estimated Fair Value
	(in millions)
0.00% Convertible Senior Notes due 2026	$—	$—	$199.0	$192.3
5.50% Convertible Senior Notes due 2029	350.0	565.9	350.0	635.8
Term Loan due and payable on May 30, 2029	980.0	980.0	990.0	990.0
Total	$1,330.0	$1,545.9	$1,539.0	$1,818.1
_________________________
(1) Carrying Amount excludes unamortized debt discount and issuance costs of $17.7 million and $13.2 million, respectively, as of June 30, 2026, and unamortized debt discount and issuance costs of $22.7 million and $17.4 million, respectively, as of June 30, 2025.

The estimated fair value of the 2026 Notes and the estimated fair value of the 2029 Notes (each as defined in Note 11, Debt) are determined based on the respective closing prices on the last trading day of the reporting period. The 2026 Notes matured on February 15, 2026, and during the fiscal year ended June 30, 2026, the Company repaid in cash the remaining $199.0 million aggregate principal amount of the 2026 Notes.

The carrying value of the Term Loan (as defined in Note 11, Debt) approximates the fair value of the Term Loan as of June 30, 2026 and 2025, respectively.
6. Inventories
Inventories, net consisted of the following:

	June 30,
	2026	2025
	(in millions)
Raw materials	$23.9	$22.7
Finished products(1)	191.1	337.6
Total inventories(2)	215.1	360.4
Less: Reserves	(79.7)	(154.8)
Total inventories, net	$135.4	$205.6
_________________________
(1) Includes $16.4 million and $40.3 million of finished goods inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of June 30, 2026 and 2025, respectively.
(2) As of June 30, 2026 and 2025, there was no work-in-process within inventories.
The Company periodically assesses and adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. The Company’s recorded inventory reserves as of June 30, 2026 primarily consisted of $43.0 million related to excess accessories and apparel inventory and $22.7 million related to excess Connected Fitness Products. The Company’s recorded inventory reserves as of June 30, 2025 primarily consisted of $66.8 million related to excess accessories and apparel inventory and $64.9 million related to excess returned Connected Fitness Products, including Guide.
7. Property and Equipment
Property and equipment consisted of the following:

	June 30,
	2026	2025
	(in millions)
Leasehold Improvements	$227.8	$257.0
Machinery	11.9	10.3
Equipment	32.0	39.6
Customer-leased equipment	31.4	51.3
Furniture and Fixtures	15.7	18.2
Construction in Progress	1.8	0.4
Software (1)	145.6	160.5
Total property and equipment	466.3	537.3
Accumulated depreciation and amortization	(301.8)	(298.3)
Total property and equipment, net	$164.5	$239.0
_________________________
(1) Includes $2.6 million and $1.0 million of software under development as of June 30, 2026 and 2025, respectively.
During fiscal 2024, 2025, and 2026, management identified various qualitative factors that collectively indicated that the Company had impairment triggering events, including (i) realignment of cost structure in connection with the restructuring initiatives, (ii) softening demand and (iii) significant decrease in the market price of certain long-lived asset groups. The Company determined that the estimated undiscounted future cash flows were less than the carrying values for certain asset groups. The Company recognized impairment charges for the fiscal year ended June 30, 2026, primarily consisting of $11.9 million related to plans to right-size portions of the Company’s corporate office footprint, and $5.7 million relating to exiting retail showrooms.

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

As of June 30, 2026, 72% and 27% of the Company's total Property and equipment, net was attributable to the United States and the United Kingdom, respectively. As of June 30, 2025, 76% and 22% of the Company's total Property and equipment, net was attributable to the United States and the United Kingdom, respectively.

The estimated useful lives of property and equipment are as follows:

Leasehold Improvements	Shorter of remaining lease term or useful life
Machinery	Three to ten years
Equipment	Two to seven years
Customer-leased equipment	Three to five years
Furniture and Fixtures	Two to ten years
Software	Two to seven years

Depreciation and amortization expense amounted to $51.6 million, $80.2 million, and $98.2 million for the fiscal years ended June 30, 2026, 2025, and 2024, respectively, of which $18.0 million, $33.6 million, and $42.8 million related to amortization of capitalized software costs for the fiscal years ended June 30, 2026, 2025, and 2024, respectively.
8. Goodwill and Intangible Assets
As of June 30, 2026, June 30, 2025, and June 30, 2024, the carrying amount of goodwill, which is allocated to the Subscription segment, did not contain any accumulated impairment losses. The changes in the carrying value of goodwill during the fiscal years ended June 30, 2026, 2025, and 2024 are as follows:

Amount
(in millions)
June 30, 2024	$41.2
June 30, 2025	41.2
Acquisition	2.8
June 30, 2026	$44.0
The Company reviews goodwill for impairment annually on April 1 or more frequently if events or changes in circumstances indicate that an impairment may exist (“a triggering event”). During the fiscal years ended June 30, 2026, 2025, and 2024, management identified no qualitative factors that collectively indicated that the Company had triggering events. The Company did not recognize goodwill impairment for the fiscal years ended June 30, 2026, 2025, and 2024.
The gross carrying amount and accumulated amortization of the Company's Intangible assets, net, as of June 30, 2026 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Acquired developed technology	$83.7	$(72.2)	$11.5	2.9
Other definite-lived intangibles	5.7	(5.5)	0.2	5.3
Total intangible assets	$89.5	$(77.8)	$11.7
The gross carrying amount and accumulated amortization of the Company's Intangible assets, net, as of June 30, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Acquired developed technology	$72.0	$(66.6)	$5.4	0.4
Other definite-lived intangibles	5.8	(5.5)	0.2	0.2
Total intangible assets	$77.7	$(72.2)	$5.6

During fiscal years ended June 30, 2026, 2025, and 2024, the Company recognized no intangible asset impairment losses.

The Company recognized intangible asset amortization expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the amount of $5.6 million, $9.4 million, and $10.6 million for the fiscal years ended June 30, 2026, 2025, and 2024, respectively.

As of June 30, 2026, estimated amortization expense related to the Company's identifiable acquisition-related intangible assets in future periods were as follows:

Fiscal Year Ending June 30,	Amount
(in millions)
2027	$4.1
2028	3.9
2029	3.6
2030	—
2031	—
Thereafter	—
Total	$11.7
9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	June 30,
	2026	2025
	(in millions)
Accounts payable	$53.5	$66.7
Accrued music licensing royalties	76.6	145.2
Employee-related liabilities	34.3	46.2
Inventory received but not billed	29.4	28.1
Accrued professional fees	6.4	11.0
Accrued general and administrative(1)	17.4	15.8
Accrued marketing	10.8	7.4
Accrued legal contingencies	23.8	—
Other	59.0	52.2
Total accounts payable and accrued expenses	$311.2	$372.7
10. Leases
Lessee arrangements
The Company has entered into various non-cancellable operating lease agreements for its corporate headquarters offices, warehouses and distribution facilities, production studio facilities, retail locations, and other office spaces. The Company subleases certain corporate offices, warehouses and distribution facilities, and retail locations to third parties.

Total operating lease expense, net, for the fiscal years ended June 30, 2026, 2025, and 2024 was as follows:

Total Operating Lease Expense, Net	Fiscal Year Ended June 30,
	2026	2025	2024
	(in millions)
Operating lease expense	$73.4	$81.5	$98.5
Variable lease expense	20.7	24.7	23.8
Short-term lease expense	1.5	0.1	0.3
Total operating lease expense	$95.7	$106.3	$122.6
Sublease income	(23.6)	(18.4)	(17.8)
Variable sublease income	(5.0)	(5.0)	(4.0)
Total operating lease expense, net	$67.0	$82.9	$100.8
As of June 30, 2026, the total remaining lease payments included in the measurement of operating lease liabilities were as follows:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2027	$83.0
2028	68.6
2029	60.2
2030	46.6
2031	46.9
Thereafter	219.3
Total	$524.6
As of June 30, 2026, future minimum lease payments to be received from operating subleases were as follows:

Fiscal Year Ended June 30,	Future Minimum Payments
(in millions)
2027	$22.2
2028	19.2
2029	14.0
2030	7.8
2031	7.8
Thereafter	33.7
Total	$104.5
Supplemental information related to operating leases was as follows:

Reconciliation of Operating Lease Liabilities	As of June 30,
	2026	2025
	(dollars in millions)
Weighted-average remaining lease term (years)	8.4	8.8
Weighted-average discount rate	5.69%	5.57%
Total Undiscounted Operating Lease Liability	$524.6	$615.7
Less: Imputed interest	(114.4)	(138.0)
Total Discounted Operating Lease Liability	$410.2	$477.6
Current portion of operating lease liabilities	$62.5	$70.1
Non-current portion of operating lease liabilities	$347.7	$407.5

Supplemental cash flow and other information related to leases was as follows:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$101.0	$111.5	$121.7
Right-of-use assets obtained in exchange for operating lease liabilities (non-cash)	$17.5	$3.0	$24.9
Right-of-use asset reductions related to operating lease modifications and terminations (non-cash)	$(5.7)	$(14.4)	$(23.0)
As discussed in Note 7, Property and Equipment, management identified various qualitative factors that collectively indicated that the Company had triggering events for its long-lived assets, including the Company’s operating lease right-of-use assets. The Company recognized impairment charges for the fiscal year ended June 30, 2026, primarily consisting of $10.6 million related to certain corporate office right-of-use assets, and $5.9 million related to retail showroom right-of-use assets.
For the fiscal year ended June 30, 2025, the Company recognized impairment charges of $15.0 million related to certain corporate office right-of-use assets, $13.5 million related to retail showroom right-of-use assets, and $4.2 million related to other manufacturing right-of-use assets. For the fiscal year ended June 30, 2024, the Company recognized impairment charges of $16.6 million related to retail showroom right-of-use assets and $7.5 million related to Connected Fitness right-of-use assets.
As of June 30, 2026 and 2025, 91% and 7% of the Company's total Operating lease right-of-use assets, net was attributable to the United States and the United Kingdom, respectively.
Lessor arrangements
As discussed in Note 2, Summary of Significant Accounting Policies, the Company leases Peloton Bike portfolio products under the Peloton Rental program. For the fiscal years ended June 30, 2026, 2025, and 2024, the Company recognized lease revenue on the Peloton Rental program of $29.6 million, $45.8 million and $47.3 million, respectively, within Connected Fitness Products Revenue in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
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

The 2029 Notes will mature on December 1, 2029, unless earlier converted, redeemed, or repurchased. The 2029 Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events. A holder may convert its 2029 Notes during any calendar quarter, if the last reported sale price per share of Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The last reported sale price of Class A common stock did not exceed 130% of the conversion price of the 2029 Notes for more than 20 trading days during the 30 consecutive trading days, including the last trading day, ended June 30, 2026. Accordingly, as of July 1, 2026, the 2029 Notes may not be converted at the option of the applicable holder through September 30, 2026.

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

The effective interest rate upon issuance of the 2029 Notes was 5.97%, which was the effective interest rate as of June 30, 2026.

The net carrying amount of the 2029 Notes was as follows:

	June 30,
	2026	2025
	(in millions)
Principal	$350.0	$350.0
Unamortized debt issuance costs	(5.1)	(6.4)
Net carrying amount	$344.9	$343.6

The following table sets forth the interest expense recognized related to the 2029 Notes:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in millions)
Amortization of debt issuance costs	$1.3	$1.2	$0.1
Total non-cash interest expense related to the 2029 Notes	1.3	1.2	0.1
Cash interest expense	19.3	19.3	2.0
Total interest expense related to the 2029 Notes	$20.6	$20.5	$2.1

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

In May 2024, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to repurchase $801.0 million of aggregate principal amount of the 2026 Notes for an aggregate of $724.9 million of cash. The Company recorded a $69.8 million gain on early extinguishment of debt during the fiscal year ended June 30, 2024, inclusive of a write-off of previously deferred debt issuance costs of $6.3 million. This amount was included within Net gain on debt refinancing on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended June 30, 2024.

The 2026 Notes matured on February 15, 2026, and during the fiscal year ended June 30, 2026, the Company repaid in cash the remaining $199.0 million aggregate principal amount of the 2026 Notes. As of June 30, 2025, the 2026 Notes were classified as Current portion of debt on the Consolidated Balance Sheets due to their upcoming maturity date.

The net carrying amount of the 2026 Notes was as follows:

	June 30,
	2026	2025
	(in millions)
Principal	$199.0	$199.0
Principal payment	(199.0)	—
Unamortized debt issuance costs	—	(0.5)
Net carrying amount	$—	$198.5

The following table sets forth the interest expense recognized related to the 2026 Notes:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in millions)
Amortization of debt issuance costs	$0.5	$0.9	$4.3
Total interest expense related to the 2026 Notes	$0.5	$0.9	$4.3

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

During the fiscal years ended June 30, 2026, 2025, and 2024, the Company incurred total commitment fees of $0.4 million, $0.5 million, and $1.3 million, respectively, which are included in Interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

As of June 30, 2026, the Company had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and the Company had $980.0 million total outstanding borrowings under the Third Amended and Restated Credit Agreement.

In connection with the execution of the Third Amended and Restated Credit Agreement, the Term Loan was accounted for as a modification, extinguishment, or new loan for certain lenders in accordance with ASC 470-50. Accordingly, incremental discount and debt issuance costs of $10.0 million and $2.3 million, respectively, will be amortized to Interest expense using the effective interest method over the term of the Third Amended and Restated Credit Agreement. Furthermore, the Company expensed $8.7 million of debt issuance costs incurred with third parties related to loss on debt modification and recognized a $7.5 million loss on extinguishment related to previously deferred debt discount and debt issuance costs, which was included within Net gain on debt refinancing on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended June 30, 2024.

As of June 30, 2026, the Company had not drawn any amount under the Revolving Facility and as such did not have to test the financial covenants under the Third Amended and Restated Credit Agreement. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of June 30, 2026, the Company had outstanding letters of credit totaling $40.9 million, which are classified as Restricted cash on the Consolidated Balance Sheets.

Upon entering into the Term Loan, the effective interest rate was 12.4% and the current effective interest rate as of June 30, 2026 is 10.2%.

The net carrying amount of the Term Loan was as follows:

	June 30,
	2026	2025
	(in millions)
Principal	$1,000.0	$1,000.0
Principal payments	(20.0)	(10.0)
Unamortized debt discount	(17.7)	(22.7)
Unamortized debt issuance costs	(8.1)	(10.4)
Net carrying amount	$954.2	$956.9

The following table sets forth the interest expense recognized related to the Term Loan:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in millions)
Amortization of debt discount	$5.0	$4.7	$5.7
Amortization of debt issuance costs	2.3	2.1	3.3
Total non-cash interest expense related to the Term Loan	7.4	6.8	9.0
Cash interest expense	94.2	105.8	94.9
Total interest expense related to the Term Loan	$101.6	$112.6	$103.8

Maturities of Debt Instruments
The following table sets forth maturities of the Company’s debt instruments, including convertible notes payable, gross of debt issuance costs and debt discounts, as of June 30, 2026:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2027	$10.0
2028	10.0
2029	960.0
2030	350.0
Total	$1,330.0
12. Commitments and Contingencies
Music License Agreements
The Company is subject to minimum royalty payments associated with certain music license agreements. The following represents the Company's guaranteed payments under music license agreements, as of June 30, 2026:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2027	$48.0
2028	42.0
2029	15.2
Total	$105.2

Commitments to Suppliers
The Company utilizes a combination of in-house manufacturing and global sourcing with third-party manufacturing partners to build its products and accessories. These contract manufacturers and component suppliers acquire inventory and build products based on demand forecast information the Company supplies, which typically covers a rolling 12-month period. Consistent with industry practice, the Company acquires inventories from these suppliers through purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover the Company’s forecasted product and manufacturing requirements for periods that range a number of months. In certain instances, these agreements allow the Company the option to cancel, reschedule, and/or adjust its requirements based on its business needs for a period of time before the order is due to be fulfilled. While the Company’s purchase orders are legally cancellable in many situations, there are some which are not cancellable in the event of a demand plan change or other circumstances, such as where the supplier has procured unique, Peloton- and Precor-specific designs, and/or specific non-cancellable, non-returnable components based on the Company’s provided forecasts.

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

On July 28, 2022, NEC Corporation (“NEC”) filed suit against the Company in the United States District Court for the District of Delaware, Case No. 1:22-cv-00987, alleging that the Company’s use of third-party media players infringed three patents related to specific content streaming technologies and sought damages and injunctive relief. On April 8, 2024, the court stayed the case pending the resolution of inter partes review proceedings instituted by the Company against two of the patents-in-suit before the Patent Trial & Appeal Board (“PTAB”) of the United States Patent and Trademark Office. After the PTAB invalidated one of the patents-in-suit, on March 25, 2025, the court lifted the stay and the case proceeded with respect to the remaining two patents-in-suit (the “‘101 patent” and the “‘809 patent”). On June 30, 2026, the court granted the

Company’s motion for summary judgment of non-infringement of the ‘809 patent. On July 10, 2026, the court granted NEC’s motion for summary judgment regarding the claim construction of certain terms in the ‘101 patent. On July 23, 2026, the court granted the Company’s motion for summary judgment of no pre-suit damages. The court held a jury trial on the ‘101 patent from July 27 to July 31, 2026. On July 31, 2026, the jury returned a verdict, finding that the ‘101 patent was infringed and not invalid on the basis of lack of written description, and awarded $20.5 million in past damages in the form of a running royalty through the date of the trial. The jury found that the Company was not liable for induced infringement, contributory infringement, or willful infringement of the ‘101 patent. The Company disagrees with the verdict with respect to direct infringement and invalidity, and is evaluating post-trial motion and appellate options.
13. Equity-Based Compensation
2019 Equity Incentive Plan
In August 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which serves as the successor the 2015 Stock Plan. The 2019 Plan provides for the grant of equity-based awards to employees, directors and consultants, including stock options, restricted stock units, and performance stock units.

Stock Options
The following summary sets forth the stock option activity under the 2019 Plan:

	Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding — June 30, 2025	20,958,757	$21.51	3.8	$6.8
Granted	—	$—
Exercised	(81,817)	$1.30		$0.4
Forfeited or expired	(2,162,245)	$11.16
Outstanding — June 30, 2026	18,714,695	$22.79	2.6	$4.3
Vested and Exercisable— June 30, 2026	18,102,794	$23.28	2.4	$4.3

Unvested option activity is as follows:

	Options	Weighted-Average Grant Date Fair Value
Unvested - June 30, 2025	1,735,457	$9.39
Granted	—	$—
Vested	(1,005,585)	$11.27
Forfeited or expired	(117,971)	$8.81
Unvested - June 30, 2026	611,901	$6.39

The aggregate intrinsic value of options outstanding and vested and exercisable, were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2026. The fair value of the common stock is the closing stock price of Class A common stock as reported on The Nasdaq Global Select Market. The aggregate intrinsic value of exercised options was $0.4 million, $9.2 million, and $12.7 million for the fiscal years ended June 30, 2026, 2025, and 2024, respectively.

No stock options were granted during the fiscal year ended June 30, 2026. For the fiscal years ended June 30, 2025 and 2024, the weighted-average grant date fair value per option was $5.53, and $2.46, respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	Fiscal Year Ended June 30,
	2025	2024
Weighted average risk-free interest rate (1)	4.3%	4.5%
Weighted average expected term (in years) (1)	5.5	3.6
Weighted average expected volatility (1)	87.0%	87.5%
Expected dividend yield (1)	—	—
____________________________
(1) Refer to 2019 Equity Incentive Plan within Note 2, Summary of Significant Accounting Policies for further details regarding how these assumptions are calculated.

Restricted Stock Units
The following table summarizes the activity related to the Company's restricted stock units:

	Restricted Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2025 (1)	54,154,272	$5.92
Granted	23,136,469	$6.44
Vested and converted to shares	(29,512,773)	$6.10
Cancelled	(11,033,217)	$6.07
Outstanding — June 30, 2026	36,744,751	$6.06
____________________________
(1) During the fiscal year ended June 30, 2026, the Company updated its equity-based compensation disclosures to separately present the activity of RSUs and PSUs. Outstanding awards as of June 30, 2025, and weighted-average grant-date fair values for the prior year have been reclassified to conform to the current-year presentation. This change in presentation had no impact on previously reported consolidated net loss, total cash flows, or financial position.
For the fiscal years ended June 30, 2026, 2025, and 2024, the weighted-average grant date fair value per restricted stock unit was $6.44, $5.18, and $5.46, respectively.

Performance Stock Units
The following table summarizes the activity related to the Company's performance stock units, inclusive of awards with performance conditions and market conditions:

	Performance Stock Units Outstanding
	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — June 30, 2025 (1)	1,147,446	$5.76
Granted	5,242,805	$7.30
Performance adjustment	1,719,709	$6.79
Vested and converted to shares	(1,999,524)	$5.77
Cancelled	(321,267)	$7.58
Outstanding — June 30, 2026	5,789,169	$7.36
____________________________
(1) During the fiscal year ended June 30, 2026, the Company updated its equity-based compensation disclosures to separately present the activity of RSUs and PSUs. Outstanding awards as of June 30, 2025, and weighted-average grant-date fair values for the prior year have been reclassified to conform to the current-year presentation. This change in presentation had no impact on previously reported consolidated net loss, total cash flows, or financial position.
For the fiscal years ended June 30, 2026 and 2025, the weighted-average grant date fair value per performance stock unit was $7.30 and $5.76, respectively. There were no PSU awards granted prior to fiscal year 2025.

Stock-Based Compensation Expense
The Company's total stock-based compensation expense was as follows:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in millions)
Cost of revenue
Connected Fitness Products	$8.9	$9.3	$10.1
Subscription	40.8	36.3	39.3
Total cost of revenue	49.6	45.7	49.5
Sales and marketing	25.1	16.4	19.7
General and administrative	77.5	121.9	177.1
Research and development	45.6	44.8	58.8
Restructuring expense	0.8	0.8	6.6
Total stock-based compensation expense	$198.6	$229.6	$311.7

As of June 30, 2026, the Company had $222.9 million of unrecognized stock-based compensation expense related to unvested stock-based awards that is expected to be recognized over a weighted-average period of 2.1 years.
During the fiscal year ended June 30, 2026, three employees who were eligible to participate in the Company’s Severance and Change in Control Plan (the “Severance Plan”) terminated employment. Certain modifications were made to their equity awards, including the extension of the post-termination period during which the employees could exercise their outstanding stock options from 90 days to one year (or the option expiration date, if earlier). In one instance during the fiscal year ended June 30, 2026, the employee transitioned to a non-executive advisory role. As a result of these modifications, the Company recognized incremental stock-based compensation expense of $1.2 million within General and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
During the fiscal year ended June 30, 2025, five employees who were eligible to participate in the Company’s Severance Plan terminated employment. Certain modifications were made to their equity awards, including the extension of the post-termination period during which the employees could exercise their outstanding stock options from 90 days to one year (or the option expiration date, if earlier). In two instances during the fiscal year ended June 30, 2025, the employees transitioned to non-executive advisory roles. As a result of these modifications, the Company recognized incremental stock-based compensation expense of $4.2 million within General and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
During the fiscal year ended June 30, 2024, certain modifications were made to equity awards for four employees, who were eligible to participate in the Severance Plan, excluding the impact separately disclosed below, of the Company’s former President and Chief Executive Officer (“CEO”) who was also covered under the Severance Plan. For the fiscal year ended June 30, 2024, this included the extension of the post-termination period during which an employee may exercise outstanding stock options from 90 days to one year (or the option expiration date, if earlier). In one instance during the fiscal year ended June 30, 2024, the post-termination period during which an employee may exercise outstanding stock options was extended from 90 days to the earlier of the original expiration date or 3 years. This employee transitioned to a non-executive advisory role. As a result of these modifications, the Company recognized incremental stock-based compensation expense of $5.6 million for the fiscal year ended June 30, 2024 within Restructuring expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
On February 7, 2022, the Board of Directors granted the Company’s former President and CEO, 8,000,000 shares of the Class A common stock (the "Option Award"). The Option Award had an exercise price of $38.77 per share, equal to the closing price of the Class A common stock on the CEO Commencement Date of February 9, 2022. The awards were to vest and become exercisable over four years, with 1/48th vesting on each monthly anniversary of the CEO Commencement Date, subject to the provision of the CEO’s continued service to the Company through each vesting date. The awards were to be exercisable through February 8, 2032. On May 2, 2024, Mr. McCarthy transitioned to a non-executive, strategic advisory role and was granted a new option award (the "Advisory Award") that vested in equal monthly installments through December 31, 2024. Mr. McCarthy also received one year of accelerated vesting on all outstanding stock options (other than the Advisory Award), which will remain exercisable until December 31, 2027. During the fiscal year ended June 30, 2024, in connection with the CEO transition, the Company recognized stock-based compensation expense of $41.9 million for the one year of accelerated vesting of the Option Award, which had an exercise price of $38.77 per share and a grant date fair value of approximately $167.6 million. In addition, the Company recognized incremental stock-based compensation expense of $5.4 million for the modification of stock option awards related to the extension of the exercise window through December 31, 2027. These expenses were recognized within General and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

14. Concentration of Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high-quality financial institutions, the compositions and maturities of which are regularly monitored by management.

For the fiscal years ended June 30, 2026, 2025, and 2024, there were no customers representing greater than 10% of the Company’s Total revenue.

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
15. Income Taxes
The components of Income (loss) before income taxes are as follows:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in millions)
United States	$90.5	$(91.7)	$(416.5)
Foreign	(27.4)	(23.9)	(135.6)
Income (loss) from operations before income taxes	$63.1	$(115.6)	$(552.1)

The components of Income tax (benefit) expense are as follows:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in millions)
Current:
Federal	$—	$—	$—
State	0.7	0.8	0.8
Foreign	1.7	1.9	—
	2.4	2.7	0.8
Deferred:
Federal	(1.9)	—	—
State	(0.6)	—	—
Foreign	—	0.7	(1.0)
	(2.5)	0.7	(1.0)
Total	$(0.1)	$3.4	$(0.2)

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate pursuant to the requirements of ASU 2023-09 for the fiscal year ended June 30, 2026 is as follows:

	Fiscal Year Ended June 30, 2026
	Amount	Percent
	(dollars in millions)
Federal income tax rate	$13.2	21.0%
Tax credits
Research and development credit	(7.7)	(12.2)
Nontaxable or nondeductible items
Excess officer’s compensation	12.5	19.8
Share based compensation	4.8	7.6
Change in valuation allowance	(32.1)	(50.8)
Other	1.7	2.7
State and local income taxes, net of federal benefit(1)	—	(0.1)
Foreign tax effects
United Kingdom
Valuation allowance	3.0	4.8
Foreign rate differential	(1.5)	(2.4)
Impairment	9.9	15.7
Other	(3.5)	(5.5)
Other foreign jurisdictions	(0.5)	(0.8)
Effective income tax rate	$(0.1)	(0.2)%
____________________________
(1) The states and local jurisdictions that contribute to greater than 50% of the tax effect in this category include California.

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate for the fiscal years ended June 30, 2025 and 2024 is as follows:

	Fiscal Year Ended June 30,
	2025	2024
Federal income tax rate	21.0%	21.0%
Permanent differences	(4.6)	(1.2)
Share based compensation	(10.3)	(9.2)
Return to provision	(0.4)	(0.2)
Effects of rates different than statutory	0.8	1.0
State and local income taxes, net of federal benefit	0.8	1.7
Change in valuation allowance	(12.0)	(13.5)
Rate change	0.4	(0.2)
Federal credits	4.2	0.5
State credits	(1.1)	0.1
Other	(1.7)	—
Effective income tax rate	(2.9)%	—%

The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2026 are due to the change in valuation allowance, nontaxable or nondeductible items, and federal credits. The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2025 were due to the change in valuation allowance, stock-based compensation, permanent differences relating to excess officer compensation, and federal credits. The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the fiscal year ended June 30, 2024 were due to the change in valuation allowance, stock-based compensation, and state and international taxes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States, which made permanent or extended many of the provisions from the Tax Cuts and Jobs Act of 2017. The immediate expensing of domestic research and experimental expenditures for tax years beginning after December 31, 2024 is now permanent, as is 100% bonus depreciation for qualified property acquired and placed in service after January 19, 2025. The bill permanently reinstates the more favorable EBITDA approach for calculating the business interest deduction limitation under Section 163(j), among implementing other changes. The Company has accounted for the provisions of the OBBBA in its consolidated financial statements. The changes are not expected to affect the Company’s U.S. net deferred tax assets or liabilities, as the Company continues to maintain a full valuation allowance against those balances.

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

On March 11, 2021, the American Rescue Plan was enacted, which extends the period companies can claim an Employee Retention Credit, expands the IRC Section 162(m) limit on deductions for publicly traded companies, and repeals the election that allows US affiliate groups to allocate interest expense on a worldwide basis, among other provisions. The Company reviewed the provisions of the law and determined it had no material impact for the fiscal year ended June 30, 2026.

As of June 30, 2026 and June 30, 2025, the Company’s deferred tax assets were primarily the result of U.S. federal and state net operating losses (“NOLs”), Section 174 capitalized expenditures, disallowed interest carryover, lease liability, non-qualified stock options, and research and development tax credits. A valuation allowance was maintained and/or established in substantially all jurisdictions on the Company’s gross deferred tax asset balances as of June 30, 2026 and 2025. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. The realization of deferred tax assets was based on the evaluation of current and estimated future profitability of the operations, reversal of deferred tax liabilities and the likelihood of utilizing tax credit and/or loss carryforwards. As of June 30, 2026 and June 30, 2025, the Company continued to maintain that it is not at the more likely than not standard, wherein deferred taxes will be realized due to the recent history of losses and management’s expectation of continued tax losses.

Based on management’s assessment of historical results and forecasts, management is continuously monitoring the weight of both positive and negative evidence. Based on these trends, it is reasonably possible that within the next 12 months, management may conclude that it is more likely than not that a substantial portion of these deferred tax assets will be realized. If such a determination is made, it would result in the recognition of net deferred tax assets on the Company’s Consolidated Balance Sheets and a corresponding benefit recorded within the income tax provision in the period of release. However, management’s judgment regarding future earnings and the exact timing and amount of any valuation allowance release are subject to change due to many factors, including but not limited to, future market conditions and the ability to successfully execute the Company’s business plans.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended June 30,
	2026	2025
	(in millions)
Deferred tax assets:
Net operating loss	$1,084.8	$1,039.5
Accruals and reserves	36.0	65.1
R&D credit	89.1	81.9
Accrued legal and professional fees	9.5	2.9
Non-qualified stock options	96.3	95.0
Restricted stock options	9.4	11.8
Disallowed interest carryover	97.5	68.8
Intangible amortization	47.4	51.1
Capitalized R&E	77.7	119.4
Inventory capitalization	28.6	52.0
Lease liability	105.4	115.8
Deferred revenue	4.6	7.9
Construction in progress	6.5	26.3
Property and equipment	1.1	—
Other	5.2	4.4
Total deferred tax assets:	1,699.1	1,741.9
Valuation allowance	(1,620.5)	(1,647.4)
Deferred tax liabilities:
Prepaid expenses	(2.2)	(2.4)
Property and equipment	—	(6.2)
Right-of-use assets	(72.0)	(81.4)
Convertible securities	(3.7)	(4.2)
Other	(0.5)	(0.1)
Total deferred tax liabilities:	(78.4)	(94.3)
Deferred tax assets, net	$0.2	$0.2
As of June 30, 2026 and 2025, the Company had federal NOLs of approximately $3,497.9 million and $3,290.0 million, respectively, of which $58.3 million will begin to expire in 2034 and the remainder will be carried forward indefinitely. The Company has undergone three ownership changes in the past which have historically subjected its NOLs to a Section 382 limitation. The resulting Section 382 limitations are large enough to avail the Section 382 limited NOLs by June 30, 2022, therefore no NOLs are currently limited. As of June 30, 2026 and 2025, the Company had state NOLs of approximately $2,728.6 million and $2,657.9 million, respectively, which began to expire at various dates beginning in 2024. As of June 30, 2026 and 2025, the Company had foreign NOLs of approximately $769.4 million and $771.6 million, respectively, generated primarily from its operations in the United Kingdom, which will be carried forward indefinitely. As of June 30, 2026 and 2025, the Company had $87.1 million and $79.4 million, respectively, of federal U.S. research and development credit carryovers that will begin to expire in 2036.
During the fiscal years ended June 30, 2026, 2025, and 2024, the Company recorded additions to the valuation allowance of $0.2 million, $46.8 million and $73.7 million, respectively. These additions primarily related to increases in deferred tax assets arising from capitalized Section 174 costs, Section 163(j) interest expense disallowance, net operating losses and other deductible temporary differences.
During the fiscal years ended June 30, 2026, 2025, and 2024, the Company recorded reductions to the valuation allowance of $27.1 million, $2.7 million and $3.7 million, respectively. These reductions primarily related to decreases in deferred tax assets due to the deductibility of previously capitalized Section 174 amounts and the derecognition of certain deferred tax assets.

As of June 30, 2026, the Company did not have material undistributed foreign earnings. The Company has not recorded a deferred tax liability for foreign withholding or other foreign local tax on the undistributed earnings from the Company’s international subsidiaries as such earnings are considered to be indefinitely reinvested.

At both June 30, 2026 and 2025, the Company had no unrecognized tax benefits included as a component of income taxes payable within accrued expenses within the accompanying Consolidated Balance Sheets. The Company has the following activity relating to unrecognized tax benefits:

Fiscal Year Ended June 30,
	2026	2025
(in millions)
Beginning balance	$—	$—
Gross (decrease) increase in unrecognized tax positions	—	—
Ending balance	$—	$—

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

The Company is subject to taxation in the United States, various state and local jurisdictions, as well as foreign jurisdictions where the Company conducts business. Accordingly, on a continuing basis, the Company cooperates with taxing authorities for the various jurisdictions in which it conducts business to comply with audits and inquiries for tax periods that are open to examination. The tax years ended June 30, 2022 and later remain open to examination by tax authorities in the United States and United Kingdom.

Cash paid for income taxes, net of refunds received, pursuant to the requirements of ASU 2023-09 for the fiscal year ended June 30, 2026 is as follows:

Fiscal Year Ended June 30, 2026
(in millions)
Federal	$—
State and local
California	1.0
All other states	0.9
Foreign
Australia	0.5
Canada – Federal	1.1
Canada – Ontario	0.6
China	0.7
Germany – Federal	0.6
Germany – Munich	1.0
Taiwan	(1.3)
All other foreign	0.5
Cash paid for income taxes	$5.5
16. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of outstanding shares of common stock during the period. Diluted earnings (loss) per share is computed using the treasury stock method for stock-based awards, and the if-converted method for convertible senior notes. Under the treasury stock method, the denominator is adjusted to include, when dilutive, incremental shares issuable upon the assumed exercise of stock options, ESPP shares to be issued, and vesting of restricted stock units and awards, and performance stock units. Under the if-converted method, the numerator is adjusted to add back interest expense on the convertible senior notes, net of tax, and the denominator is adjusted to include incremental shares issuable upon conversion of the convertible senior notes, when the effect of applying this method is dilutive. Basic and diluted earnings (loss) per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The computation of basic and diluted earnings (loss) per share is as follows:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in millions, except share and per share amounts)
Basic earnings (loss) per share:
Numerator:
Net income (loss)	$63.2	$(118.9)	$(551.9)
Denominator:
Weighted-average common shares outstanding, basic	424,726,220	390,037,997	365,546,334
Earnings (loss) per share, basic	$0.15	$(0.30)	$(1.51)

Diluted earnings (loss) per share:
Numerator:
Net income (loss)	$63.2	$(118.9)	$(551.9)
Net income (loss) attributable to common stockholders, diluted	$63.2	$(118.9)	$(551.9)
Denominator:
Weighted-average common shares outstanding, basic	424,726,220	390,037,997	365,546,334
Weighted-average effect of dilutive securities:
Stock-based awards	11,492,423	—	—
Weighted average common shares outstanding, diluted	436,218,643	390,037,997	365,546,334
Earnings (loss) per share, diluted	$0.14	$(0.30)	$(1.51)
As of June 30, 2026, June 30, 2025, and June 30, 2024, 39,217,172, 81,664,586, and 89,951,736 potentially dilutive stock-based awards, respectively, calculated as the total outstanding shares as of those period ends, were excluded from the computation of diluted earnings (loss) per share. Additionally, 76,452,600, 77,284,420, and 77,284,420 of potentially dilutive shares related to convertible senior notes, calculated under the if-converted method, were excluded from the computation of diluted loss per share as of June 30, 2026, June 30, 2025, and June 30, 2024, respectively. These amounts were excluded as they would have been anti-dilutive.
Capped Calls
For the fiscal year ended June 30, 2024, the denominator for basic and diluted loss per share does not include any effect from the Capped Call Transactions the Company entered into concurrently with the issuance of the 2026 Notes as this effect would be anti-dilutive. During the fiscal year ended June 30, 2024, the Capped Call Transactions were terminated. Refer to Note 11, Debt for additional information.
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

Operating expenditures, interest income and other expense, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. Information on reportable segments and reconciliation to consolidated Income (loss) before income taxes is as follows:

	Fiscal Year Ended June 30, 2026
	Connected Fitness Products	Subscription	Total
	(in millions)
Revenue	$770.4	$1,675.6	$2,446.0
Consolidated Revenue			$2,446.0
Less:
Adjusted Cost of revenue	680.0	479.3	1,159.3
Segment Adjusted Gross profit	$90.4	$1,196.3	$1,286.7

Reconciliation to consolidated income before income taxes:
Sales and marketing			(400.4)
General and administrative			(430.3)
Research and development			(242.8)
Impairment expense			(34.6)
Restructuring expense			(17.9)
Total other expense, net			(97.6)
Income before income taxes			$63.1

	Fiscal Year Ended June 30, 2025
	Connected Fitness Products	Subscription	Total
	(in millions)
Revenue	$817.1	$1,673.7	$2,490.8
Consolidated Revenue			$2,490.8
Less:
Adjusted Cost of revenue	720.8	534.0	1,254.7
Segment Adjusted Gross profit	$96.4	$1,139.7	$1,236.1

Reconciliation to consolidated loss before income taxes:
Allocated overhead costs			32.2
Sales and marketing			(421.6)
General and administrative			(527.3)
Research and development			(234.2)
Impairment expense			(64.1)
Restructuring expense			(33.8)
Supplier settlements			(23.5)
Total other expense, net			(79.3)
Loss before income taxes			$(115.6)

	Fiscal Year Ended June 30, 2024
	Connected Fitness Products	Subscription	Total
	(in millions)
Revenue	$991.7	$1,708.7	$2,700.5
Consolidated Revenue			$2,700.5
Less:
Adjusted Cost of revenue	952.0	566.4	1,518.4
Segment Adjusted Gross profit	$39.8	$1,142.3	$1,182.1

Reconciliation to consolidated loss before income taxes:
Allocated overhead costs			24.4
Sales and marketing			(658.9)
General and administrative			(651.0)
Research and development			(304.8)
Impairment expense			(57.3)
Restructuring expense			(66.1)
Supplier settlements			2.6
Total other expense, net			(23.2)
Loss before income taxes			$(552.1)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

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

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for Peloton. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As part of the 2025 Restructuring Plan, the Company entered a relationship with a global business shared services provider to support and execute certain business processes. At this time, a number of financial transaction processing activities have been transitioned to these shared business services centers and our transition activities under the Plan are substantially complete.

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

Report of Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm that audited the consolidated financial statements, has issued an audit report on our internal control over financial reporting as of June 30, 2026, which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

On August 5, 2026, the Company entered into a reimbursement agreement with Mr. Thacker, our Chief Financial Officer, pursuant to which the Company provided Mr. Thacker with a cash reimbursement of $436,466.14 (the “Reimbursement”) in connection with Mr. Thacker’s repayment of certain bonus amounts received from his prior employer during the term of his previous employment. Under the agreement, Mr. Thacker is required to reimburse the Company the full amount of the Reimbursement in cash if Mr. Thacker’s employment with the Company terminates prior to the one year anniversary of the agreement, subject to certain exceptions as described in the agreement.

Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2026, and is incorporated herein by reference.
Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2026, and is incorporated herein by reference.
Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2026, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2026, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended June 30, 2026, and is incorporated herein by reference.

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

3. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-39058	3.1	11/06/2019
3.2	Second Amended and Restated Bylaws.	8-K	001-39058	3.1	04/08/2024
4.1	Form of Class A common stock certificate.	S-1/A	333-233482	4.1	09/10/2019
4.2	Fourth Amended and Restated Investors’ Rights Agreement by and between the Registrant and certain security holders of the Registrant, dated April 5, 2019.	S-1	333-233482	4.2	08/27/2019
4.3	Indenture, dated as of May 24, 2024, between Peloton Interactive, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-39058	4.1	05/24/2024
4.4	Form of 5.50% Convertible Senior Notes due 2029 (included in Exhibit 4.1).	8-K	001-39058	4.1	05/24/2024
4.5	Description of Class A Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-39058	4.3	09/11/2020
10.1†	Form of Indemnification Agreement.	S-1	333-233482	10.1	08/27/2019
10.2†	2015 Stock Plan and forms of award agreements thereunder.	S-1	333-233482	10.2	08/27/2019
10.3†	2019 Equity Incentive Plan and forms of award agreements thereunder.	10-K	001-39058	10.3	09/07/2022

10.4†	Amendment to the Peloton Interactive, Inc. 2019 Equity Incentive Plan.	8-K	001-39058	10.1	12/12/2023
10.5†	2019 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-8	333-233941	4.8	09/26/2019
10.6†	Amended Severance and Change in Control Plan and form of participation agreement thereunder.	10-Q	001-39058	10.1	02/05/2026
10.7†	Offer Letter by and between Peter Stern and the Registrant, dated October 28, 2024.	8-K	001-39058	10.1	10/31/2024
10.8†	Offer Letter by and between Elizabeth Coddington and the Registrant, dated June 6, 2022.	8-K	001-39058	10.1	06/06/2022
10.9†	Offer Letter by and between Jennifer Cotter and the Registrant, dated April 26, 2019.	10-K	001-39058	10.1	08/23/2023
10.10†	Transition Agreement by and between Jennifer Cotter and the Registrant, dated March 14, 2026.	8-K	001-39058	10.1	03/17/2026
10.11†	Offer Letter by and between Nick Caldwell and the Registrant, dated September 18, 2023.	10-K	001-39058	10.12	08/22/2024
10.12†	Offer Letter, by and between Charles Kirol and the Registrant, dated April 3, 2025.	8-K	001-39058	10.1	04/09/2025
10.13†	Form of Letter Agreement, dated September 14, 2025, amending offer letters and modifying certain severance plan rights.	8-K	001-39058	10.1	9/16/2025
10.14†	Offer Letter by and between Siddharth Thacker and the Registrant, dated May 21, 2026.	8-K	001-39058	10.1	05/26/2026
10.15†	Reimbursement Agreement by and between Siddharth Thacker and the Registrant, dated August 5, 2026.					X
10.16	Agreement of Lease by and between the Registrant and Maple West 25th Owner, LLC, dated November 11, 2015, as amended.	S-1/A	333-233482	10.9	09/10/2019
10.17	Agreement of Lease by and between the Registrant and CBP 441 Ninth Avenue Owner LLC, dated November 16, 2018.	S-1/A	333-233482	10.10	09/10/2019
10.18	Amendment and Restatement Agreement, dated as of May 30, 2024, among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A. and Goldman Sachs Lending Partners LLC as joint bookrunners and joint lead arrangers.	8-K	001-39058	10.1	05/30/2024

19.1	Insider Trading Policy and Procedures.					X
21.1	List of Subsidiaries.					X
23.1	Consent of Ernst & Young LLP, Independent registered public accounting firm.					X
24.1	Power of Attorney (included in the signature page).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					XX
97.1†	Policy for Recovery of Incentive-Based Compensation.	10-K	001-39058	97.1	8/22/2024
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

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

PELOTON INTERACTIVE, INC.
Date: August 6, 2026	By:	/s/ Peter Stern
Peter Stern Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Peter Stern	President and Chief Executive Officer and Director (Principal Executive Officer)	August 6, 2026
Peter Stern

By:	/s/ Siddharth Thacker	Chief Financial Officer (Principal Financial Officer)	August 6, 2026
Siddharth Thacker

By:	/s/ Saqib Baig	Chief Accounting Officer (Principal Accounting Officer)	August 6, 2026
Saqib Baig

By:	/s/ Jay Hoag	Director	August 6, 2026
Jay Hoag

By:	/s/ Karen Boone	Director	August 6, 2026
Karen Boone

By:	/s/ Chris Bruzzo	Director	August 6, 2026
Chris Bruzzo

By:	/s/ Tara Comonte	Director	August 6, 2026
Tara Comonte

By:	/s/ Angel Mendez	Director	August 6, 2026
Angel Mendez

By:	/s/ Pamela Thomas-Graham	Director	August 6, 2026
Pamela Thomas-Graham