Form 10-Q
period 2026-09-30
PELOTON INTERACTIVE, INC.
filed 2026-11-05
CIK 1639825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 2, 2026, the number of shares of the registrant’s Class A common stock outstanding was 430,013,953, and the number of shares of the registrant’s Class B common stock outstanding was 15,836,474.

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
•our ability to attract and maintain subscribers and subscriptions (“Subscriptions”), including from channels such as secondary marketplaces over which we have limited control;
•our ability to accurately forecast consumer demand for our products and services and adequately manage our inventory;
•our ability to achieve the expected benefits of our restructuring initiatives and other cost-saving measures;
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
•risks related to artificial intelligence (“AI”) and our integration of AI into our products, services, and business operations, including risks related to flawed algorithms, intellectual property infringement, cybersecurity vulnerabilities, data privacy, and evolving regulatory requirements;
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
•risks related to our common stock and indebtedness; and
•those risks and uncertainties described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this Quarterly Report on Form 10-Q and the sections titled “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2026 (the “Form 10-K”), as such factors may be updated in our filings with the SEC.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	September 30,	June 30,
	2026	2026
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,342.2	$1,206.6
Accounts receivable, net	77.0	82.5
Inventories, net	159.3	135.4
Prepaid expenses and other current assets	66.7	64.9
Total current assets	1,645.2	1,489.4
Property and equipment, net of accumulated depreciation and amortization of $298.3 and $301.8, respectively	153.3	164.5
Intangible assets, net	10.6	11.7
Goodwill	44.0	44.0
Restricted cash	40.3	40.9
Operating lease right-of-use assets, net	272.7	284.0
Other assets	23.0	21.4
Total assets	$2,189.1	$2,055.9
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$340.2	$311.2
Deferred revenue and customer deposits	129.5	139.5
Current portion of debt	10.0	10.0
Operating lease liabilities, current	58.6	62.5
Other current liabilities	0.7	1.8
Total current liabilities	539.0	525.0
Convertible senior notes	345.3	344.9
Term loan, net of current portion	943.7	944.2
Operating lease liabilities, non-current	335.8	347.7
Other non-current liabilities	30.7	33.7
Total liabilities	2,194.4	2,195.6
Commitments and contingencies (Note 8)
Stockholders' deficit
Common stock, $0.000025 par value; 2,500,000,000 and 2,500,000,000 shares of Class A common stock authorized, 429,767,889 and 422,802,650 shares of Class A common stock issued and outstanding as of September 30, 2026 and June 30, 2026, respectively; 2,500,000,000 and 2,500,000,000 shares of Class B common stock authorized, 15,836,474 and 15,836,724 shares of Class B common stock issued and outstanding as of September 30, 2026 and June 30, 2026, respectively.	—	—
Additional paid-in capital	5,423.0	5,384.7
Accumulated other comprehensive income	14.9	15.0
Accumulated deficit	(5,443.1)	(5,539.4)
Total stockholders' deficit	(5.3)	(139.7)
Total liabilities and stockholders' deficit	$2,189.1	$2,055.9
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended September 30,
	2026	2025
Revenue:
Connected Fitness Products	$148.5	$152.4
Subscription	410.7	398.4
Total revenue	559.2	550.8
Cost of revenue:
Connected Fitness Products	98.9	141.9
Subscription	117.7	125.2
Total cost of revenue	216.6	267.1
Gross profit	342.6	283.7
Operating expenses:
Sales and marketing	76.6	66.8
General and administrative	92.4	100.8
Research and development	56.9	62.1
Impairment expense	0.8	8.3
Restructuring expense	(0.6)	4.4
Total operating expenses	226.2	242.4
Income from operations	116.4	41.3
Other expense, net:
Interest expense	(30.4)	(32.3)
Interest income	10.7	9.8
Foreign exchange gain (loss)	1.1	(3.8)
Other income (expense), net	0.1	(0.3)
Total other expense, net	(18.6)	(26.7)
Income before income taxes	97.7	14.6
Income tax expense	1.5	0.7
Net income	$96.2	$13.9
Net income attributable to Class A and Class B common stockholders	$96.2	$13.9
Earnings per share:
Basic	$0.22	$0.03
Diluted	$0.19	$0.03
Weighted-average common shares outstanding:
Basic	441,822,046	413,108,105
Diluted	525,438,792	430,004,926
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	—	3.3
Total other comprehensive (loss) income	—	3.3
Comprehensive income	$96.2	$17.3
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$96.2	$13.9
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization expense	11.3	16.8
Stock-based compensation expense	39.9	47.2
Non-cash operating lease expense	11.3	14.8
Amortization of debt discount and issuance costs	2.4	2.4
Impairment expense	0.8	8.3
Net foreign currency adjustments	(1.1)	3.8
Changes in operating assets and liabilities:
Accounts receivable	5.5	30.7
Inventories	(21.5)	(30.0)
Prepaid expenses and other current assets	1.0	(9.5)
Other assets	2.4	—
Accounts payable and accrued expenses	26.2	4.7
Deferred revenue and customer deposits	(10.0)	(9.6)
Operating lease liabilities, net	(15.8)	(21.1)
Other liabilities	(3.0)	(0.4)
Net cash provided by operating activities	145.7	71.9
Cash Flows from Investing Activities:
Capital expenditures	(2.3)	(4.5)
Business combinations and other investing activities	(4.0)	(2.2)
Net cash used in investing activities	(6.3)	(6.7)
Cash Flows from Financing Activities:
Principal repayment of Term Loan	(2.5)	(2.5)
Proceeds from employee stock purchase plan withholdings	0.6	0.7
Proceeds from employee stock plans	0.1	0.1
Taxes withheld and paid on employee stock awards	(3.3)	—
Principal repayments of finance leases	(0.1)	—
Net cash used in financing activities	(5.2)	(1.7)
Effect of exchange rate changes	0.9	0.3
Net change in cash, cash equivalents, and restricted cash	135.1	63.9
Cash, cash equivalents, and restricted cash — Beginning of period	1,247.4	1,085.8
Cash, cash equivalents, and restricted cash — End of period	$1,382.5	$1,149.6
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$23.1	$33.3
Cash paid for income taxes	$0.6	$3.2
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Accrued and unpaid capital expenditures, including software	$0.2	$0.2
See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(unaudited)
(in millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance - June 30, 2025	406.4	$—	$5,183.8	$5.1	$(5,602.6)	$(413.8)
Activity related to stock-based compensation, net of withholding taxes	10.7	—	47.4	—	—	47.4
Issuance of common stock under employee stock purchase plan	0.5	—	2.1	—	—	2.1
Other comprehensive income	—	—	—	3.3	—	3.3
Net income	—	—	—	—	13.9	13.9
Balance - September 30, 2025	417.6	$—	$5,233.2	$8.4	$(5,588.7)	$(347.0)

Balance - June 30, 2026	438.6	$—	$5,384.7	$15.0	$(5,539.4)	$(139.7)
Activity related to stock-based compensation, net of withholding taxes	6.5	—	36.7	—	—	36.7
Issuance of common stock under employee stock purchase plan	0.5	—	1.6	—	—	1.6
Other comprehensive loss	—	—	—	—	—	—
Net income	—	—	—	—	96.2	96.2
Balance - September 30, 2026	445.6	$—	$5,423.0	$14.9	$(5,443.1)	$(5.3)

See accompanying notes to these unaudited condensed consolidated financial statements.

PELOTON INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except share and per share amounts)

1. Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Peloton Interactive, Inc. (“Peloton” or the “Company”) and its subsidiaries in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated.
The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed consolidated balance sheet as of June 30, 2026, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations of the SEC. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the "Form 10-K"). However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows, and the changes in stockholders' deficit for the interim periods. The results for the three months ended September 30, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending June 30, 2027, or any other period.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders' deficit, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product warranty and recall-related provisions, inventory valuation and reserves, revenue recognition and related reserves, music royalty fees, valuation of long-lived assets and their associated useful lives, valuation of goodwill, fair value measurements, stock-based compensation, income taxes, future restructuring charges, and contingencies. Actual results may differ from these estimates.
There have been no material changes to the Company’s significant accounting policies from the Form 10-K for the fiscal year ended June 30, 2026.
Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
ASU 2024-04
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. It is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, and is permitted on either a prospective or retrospective basis. The Company adopted this ASU on July 1, 2026 on a prospective basis. The adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.
ASU 2025-05
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. It is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, and should be applied prospectively. The Company adopted this ASU on July 1, 2026 on a prospective basis and elected to apply the practical expedient. The adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.

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
3. Revenue
Disaggregation of Revenue
The Company’s revenue disaggregated by segment, excluding sales-based taxes, is included in Note 11, Segment Information. The Company’s revenue disaggregated by geographic region was as follows:

	Three Months Ended September 30,
	2026	2025
	(in millions)
North America	$502.3	$494.4
International	56.8	56.5
Total Revenue	$559.2	$550.8
During the three months ended September 30, 2026 and 2025, the Company’s revenue attributable to the United States, included within North America above, was $483.2 million and $475.3 million, respectively, representing 86% of total revenue in each period.
Deferred Revenue and Customer Deposits
Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Customer deposits represent payments received in advance before the Company transfers a good or service to the customer and are refundable.
As of September 30, 2026 and June 30, 2026, deferred revenue of $88.2 million and $93.9 million, respectively, and customer deposits of $41.3 million and $45.7 million, respectively, were included in Deferred revenue and customer deposits on the Company’s Condensed Consolidated Balance Sheets.
During the three months ended September 30, 2026 and 2025, the Company recognized revenue of $76.4 million and $75.6 million, respectively, which was included in the deferred revenue balance as of June 30, 2026 and 2025, respectively.
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
Activity related to the Company’s accrual for its estimated future product warranty obligation was as follows:

	Three Months Ended September 30,
	2026	2025
	(in millions)
Balance at beginning of period	$18.9	$24.5
Provision for warranty accrual	1.6	4.3
Warranty claims	(3.4)	(5.8)
Balance at end of period	$17.2	$23.1
The Company also offers the option for customers in some markets to purchase an extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Products for additional periods beyond the standard product warranty period.
Extended warranty revenue is recognized ratably over the extended warranty coverage period and is included in Connected Fitness Products Revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company’s revenue attributable to extended warranty was $3.7 million and $4.0 million, representing 1% of total revenue during each of the three months ended September 30, 2026 and 2025.
Lessor arrangements
The Company leases Peloton Bike portfolio products under the Peloton Rental program. Lease revenue is recognized on a straight-line basis over the term of the lease within Connected Fitness Products Revenue and was $5.3 million and $9.2 million for the three months ended September 30, 2026 and 2025, respectively.
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
In August 2025, the Company announced a subsequent restructuring plan (the “2025 Restructuring Plan” and, together with the 2024 Restructuring Plan, the “Restructuring Plans”), which included a reduction in global headcount and was designed to improve the Company’s cost structure, operating efficiency, and profitability, while providing the opportunity to return to growth by reinvesting savings into Peloton’s differentiating capabilities. The Restructuring Plans were substantially completed as of June 30, 2026. The Company does not expect to incur material additional cash or non-cash restructuring charges under the 2025 Restructuring Plan.
Upon certain triggering events, the Company tests certain long-lived assets (asset groups) for recoverability by comparing the carrying values of the asset group to estimates of their future undiscounted cash flows, which are generally the liquidation value, or for operating lease right-of-use assets, income from a sublease arrangement. Based on the results of the recoverability tests, the Company determined that during the three months ended September 30, 2026 and 2025, the undiscounted cash flows of certain assets (asset groups) were below their carrying values, indicating impairment. Any impaired assets were written down to their estimated fair values.

As a result of the Restructuring Plans, the Company incurred the charges shown in the following table. Asset write-downs and write-offs are included within Impairment expense, and the remaining charges incurred during the relevant periods are included within Restructuring expense, in the Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended September 30,
	2026	2025
Cash restructuring charges:(1)	(in millions)
Severance and other personnel costs	$(1.0)	$(0.4)
Exit and disposal costs and professional fees	0.4	5.0
Total cash restructuring charges	(0.6)	4.7

Non-cash restructuring charges:(1)
Asset write-downs and write-offs	$(0.4)	$7.2
Stock-based compensation expense	—	(0.2)
Total non-cash restructuring charges	(0.4)	7.0

Total	$(1.0)	$11.7
_________________________
(1) All cash and non-cash restructuring charges for the three months ended September 30, 2026 and 2025 related to the 2025 Restructuring Plan.
5. Fair Value Measurements
Fair Value Measurements of Other Financial Instruments
The following table presents the estimated fair values and carrying amounts of the Company’s financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets. The fair values of these liabilities are classified as Level 2:

	September 30, 2026		June 30, 2026
	Carrying Amount(1)	Estimated Fair Value	Carrying Amount(1)	Estimated Fair Value
	(in millions)
5.50% Convertible Senior Notes due 2029	$350.0	$500.4	$350.0	$565.9
Term Loan due and payable on May 30, 2029	977.5	977.5	980.0	980.0
Total	$1,327.5	$1,477.9	$1,330.0	$1,545.9
_________________________
(1) Carrying Amount excludes unamortized debt discount and issuance costs of $16.3 million and $12.2 million, respectively, as of September 30, 2026, and unamortized debt discount and issuance costs of $17.7 million and $13.2 million, respectively, as of June 30, 2026.
The estimated fair value of the 2029 Notes (defined in Note 7, Debt) is determined based on the respective closing price on the last trading day of the reporting period.
The carrying value of the Term Loan (as defined in Note 7, Debt) approximates the fair value of the Term Loan as of September 30, 2026 and June 30, 2026, respectively.

6. Inventories
Inventories, net consisted of the following:

	September 30, 2026	June 30, 2026
	(in millions)
Raw materials	$25.2	$23.9
Finished products(1)	213.1	191.1
Total inventories(2)	238.3	215.1
Less: Reserves	(79.0)	(79.7)
Total inventories, net	$159.3	$135.4
_________________________
(1) Includes $42.7 million and $16.4 million of finished goods inventory in transit, products owned by the Company that have not yet been received at a Company distribution center, as of September 30, 2026 and June 30, 2026, respectively.
(2) As of September 30, 2026 and June 30, 2026, there was no work-in-process within inventories.
The Company periodically assesses and adjusts the value of inventory for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. The Company’s recorded inventory reserves as of September 30, 2026 primarily consisted of $41.4 million related to excess accessories and apparel inventory and $22.4 million related to excess Connected Fitness Products. The Company’s recorded inventory reserves as of June 30, 2026 primarily consisted of $43.0 million related to excess accessories and apparel inventory and $22.7 million related to excess Connected Fitness Products.
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

The 2029 Notes will mature on December 1, 2029, unless earlier converted, redeemed, or repurchased. The 2029 Notes will be convertible at the option of the holders at certain times and upon the occurrence of certain events. A holder may convert its 2029 Notes during any calendar quarter, if the last reported sale price per share of Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The last reported sale price of Class A common stock did not exceed 130% of the conversion price of the 2029 Notes for at least 20 trading days during the 30 consecutive trading days, including the last trading day, ended September 30, 2026. Accordingly, as of October 1, 2026, the 2029 Notes may not be converted at the option of the applicable holder through December 31, 2026.
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
The effective interest rate upon issuance of the 2029 Notes was 5.97%, which is the effective interest rate as of September 30, 2026.
The net carrying amount of the 2029 Notes was as follows:

	September 30, 2026	June 30, 2026
	(in millions)
Principal	$350.0	$350.0
Unamortized debt issuance costs	(4.7)	(5.1)
Net carrying amount	$345.3	$344.9
The following table sets forth the interest expense recognized related to the 2029 Notes:

	Three Months Ended September 30,
	2026	2025
	(in millions)
Amortization of debt issuance costs	$0.3	$0.3
Total non-cash interest expense related to the 2029 Notes	0.3	0.3
Cash interest expense	4.8	4.8
Total interest expense related to the 2029 Notes	$5.1	$5.1
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
In February 2026, the 2026 Notes matured, and the Company repaid in cash the remaining $199.0 million aggregate principal amount.
The net carrying amount of the 2026 Notes was as follows:

	September 30, 2026	June 30, 2026
	(in millions)
Principal	$199.0	$199.0
Principal payment	(199.0)	(199.0)
Unamortized debt issuance costs	—	—
Net carrying amount	$—	$—

The following table sets forth the interest expense recognized related to the 2026 Notes:

	Three Months Ended September 30,
	2026	2025
	(in millions)
Amortization of debt issuance costs	$—	$0.2
Total interest expense related to the 2026 Notes	$—	$0.2
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
The Company incurred total commitment fees of $0.1 million during each of the three months ended September 30, 2026 and 2025, which are included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.
As of September 30, 2026, the Company had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and the Company had $977.5 million total outstanding borrowings under the Third Amended and Restated Credit Agreement.
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
As of September 30, 2026, the Company had not drawn any amount under the Revolving Facility and as such did not have to test the financial covenants under the Third Amended and Restated Credit Agreement. The Company is required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of September 30, 2026, the Company had outstanding letters of credit totaling $40.3 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheets.
Upon entering into the Term Loan, the effective interest rate was 12.4% and the current effective interest rate as of September 30, 2026 is 10.5%.
The net carrying amount of the Term Loan was as follows:

	September 30, 2026	June 30, 2026
	(in millions)
Principal	$1,000.0	$1,000.0
Principal payments	(22.5)	(20.0)
Unamortized debt discount	(16.3)	(17.7)
Unamortized debt issuance costs	(7.5)	(8.1)
Net carrying amount	$953.7	$954.2
The following table sets forth the interest expense recognized related to the Term Loan:

	Three Months Ended September 30,
	2026	2025
	(in millions)
Amortization of debt discount	$1.3	$1.2
Amortization of debt issuance costs	0.6	0.6
Total non-cash interest expense related to the Term Loan	2.0	1.8
Cash interest expense	23.0	24.9
Total interest expense related to the Term Loan	$25.0	$26.6
Maturities of Debt Instruments
The following table sets forth maturities of the Company’s debt instruments, including convertible notes payable, gross of debt issuance costs and debt discounts, as of September 30, 2026:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2027 (remaining)	$7.5
2028	10.0
2029	960.0
2030	350.0
Total	$1,327.5
8. Commitments and Contingencies
Music License Agreements
The Company is subject to minimum royalty payments associated with certain music license agreements. The following represents the Company's guaranteed payments under music license agreements, as of September 30, 2026:

Future Minimum Payments
Fiscal Year Ended June 30,	(in millions)
2027 (remaining)	$44.8
2028	71.0
2029	15.2
Total	$131.0

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
On May 11, 2023, in collaboration with the CPSC, the Company announced a voluntary recall of the Original Series Bike (not Bike+) sold in the U.S. from January 2018 to May 2023 related to its seat post, and the Company is offering a free replacement seat post as the approved repair. On June 9, 2023, Sam Solomon filed a putative securities class action against the Company and certain of the Company’s officers in the U.S. District Court for the Eastern District of New York, Case No. 1:23-cv-04279-MKB-JRC (the “2023 Securities Litigation”). Jia Tian and David Feigelman were appointed as co-lead plaintiffs. On November 6, 2023, co-lead plaintiffs filed an amended complaint purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired the Company’s common stock between May 6, 2021 and August 22, 2023, alleging that the defendants made false and/or misleading statements relating to the seat post recall in violation of Sections 10(b) and 20(a) of the Exchange Act. On February 2, 2024, defendants served a motion to dismiss the amended complaint. On February 14, 2025, the court issued a memorandum and order granting defendants’ motion to dismiss and dismissing the amended complaint with leave to file a second amended complaint. On April 11, 2025, co-lead plaintiffs filed a second amended complaint asserting similar claims under Sections 10(b) and 20(a) of the Exchange Act, purportedly on behalf of the same proposed class. On May 21, 2025, defendants served a motion to dismiss the second amended complaint. On March 31, 2026, the court issued a memorandum and order granting defendants’ motion to dismiss and dismissing the second amended complaint with prejudice. On April 30, 2026, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”) and filed their brief in support of their appeal on August 14, 2026.
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

On May 5, 2022, the United States District Court for the Southern District of New York consolidated two putative securities class action lawsuits against the Company and certain of the Company’s officers under the caption City of Hialeah Employees Retirement System et al. v. Peloton Interactive, Inc., et al., Case No. 21-CV-09582-ALC-OTW and appointed Robeco Capital Growth Funds SICAV – Robeco Global Consumer Trends as lead plaintiff in the class action (the “SDNY Class Action”). Lead plaintiff filed its amended complaint on June 25, 2022, alleging that the defendants made false and/or misleading statements about demand for the Company’s products and the reasons for the Company’s inventory growth, and engaged in improper trading in violation of Sections 10(b) and 20A of the Exchange Act. On March 30, 2023, the court granted defendants’ motion to dismiss, with leave to amend. Plaintiffs filed an amended complaint on May 6, 2023, purportedly on behalf of a class consisting of those individuals who purchased or otherwise acquired the Company’s common stock between February 5, 2021 and January 19, 2022, and defendants moved to dismiss the complaint on June 16, 2023. On September 30, 2024, the court granted defendants’ motion to dismiss the second amended complaint with prejudice. On October 21, 2024, plaintiffs filed a notice of appeal of that order with the Second Circuit. On August 27, 2025, the Second Circuit affirmed in part, vacated in part, and remanded the action to the district court for further proceedings, including to consider whether plaintiffs have sufficiently alleged other elements of their claims. The mandate to the district court was issued on September 18, 2025. Consistent with the Second Circuit’s decision, the district court dismissed three defendants from the case on September 10, 2025. The remaining defendants filed a renewed motion to dismiss plaintiffs’ claims in full on October 15, 2025. On August 27, 2026, the district court granted defendants’ motion to dismiss the second amended complaint again and ordered plaintiffs to file any motion for leave to amend by September 28, 2026. On September 28, 2026, plaintiffs moved for leave to amend and to substitute the lead plaintiff.

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

On July 28, 2022, NEC Corporation (“NEC”) filed suit against the Company in the United States District Court for the District of Delaware, Case No. 1:22-cv-00987, alleging that the Company’s use of third-party media players infringed three patents related to specific content streaming technologies and sought damages and injunctive relief. On April 8, 2024, the court stayed the case pending the resolution of inter partes review proceedings instituted by the Company against two of the patents-in-suit before the Patent Trial & Appeal Board (“PTAB”) of the United States Patent and Trademark Office. After the PTAB invalidated one of the patents-in-suit, on March 25, 2025, the court lifted the stay and the case proceeded with respect to the remaining two patents-in-suit (the “‘101 patent” and the “‘809 patent”). On June 30, 2026, the court granted the Company’s motion for summary judgment of non-infringement of the ‘809 patent. On July 10, 2026, the court granted NEC’s motion for summary judgment regarding the claim construction of certain terms in the ‘101 patent. On July 23, 2026, the court granted the Company’s motion for summary judgment of no pre-suit damages. The court held a jury trial on the ‘101 patent from July 27 to July 31, 2026. On July 31, 2026, the jury returned a verdict, finding that the ‘101 patent was infringed and not invalid on the basis of lack of written description, and awarded $20.5 million in past damages in the form of a running royalty through the date of the trial. The jury found that the Company was not liable for induced infringement, contributory infringement, or willful infringement of the ‘101 patent. The Company disagrees with the verdict with respect to direct infringement, invalidity, and damages, and filed a renewed motion for judgment as a matter of law on September 8, 2026. Also on September 8, 2026, NEC filed post-trial motions, including motions seeking ongoing royalties and/or a permanent injunction. On October 6, 2026, the parties filed briefs opposing each others’ requests. Briefing was completed on October 20, 2026.
9. Income Taxes
The Company recorded a provision for income taxes of $1.5 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively. Furthermore, the Company's effective tax rates were 1.54% and 4.79% for the three months ended September 30, 2026 and 2025, respectively. The income tax provision and the effective tax rate are primarily driven by state and international taxes.
The Company maintains a valuation allowance on the majority of its deferred tax assets as it has concluded that it is more likely than not that the deferred assets will not be utilized.
Based on management’s assessment of historical results and forecasts, management is continuously monitoring the weight of both positive and negative evidence. Based on these trends, it is reasonably possible that within the next 12 months, management may conclude that it is more likely than not that a substantial portion of these deferred tax assets will be realized. If such a determination is made, it would result in the recognition of net deferred tax assets on the Company’s Condensed Consolidated Balance Sheets and a corresponding benefit recorded within the income tax provision in the period of release. However, management’s judgment regarding future earnings and the exact timing and amount of any valuation allowance release are subject to change due to many factors, including but not limited to, future market conditions and the ability to successfully execute the Company’s business plans.
10. Earnings Per Share
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

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,
	2026	2025
	(in millions, except share and per share amounts)
Basic earnings per share:
Numerator:
Net income	$96.2	$13.9
Denominator:
Weighted-average common shares outstanding, basic	441,822,046	413,108,105
Earnings per share, basic	$0.22	$0.03

Diluted earnings per share:
Numerator:
Net income	$96.2	$13.9
Add: Interest expense on convertible senior notes, net of tax	3.7	—
Net income attributable to common stockholders, diluted	$100.0	$13.9
Denominator:
Weighted-average common shares outstanding, basic	441,822,046	413,108,105
Weighted-average effect of dilutive securities:
Stock-based awards	7,164,146	16,896,821
Convertible senior notes	76,452,600	—
Weighted average common shares outstanding, diluted	525,438,792	430,004,926
Earnings per share, diluted	$0.19	$0.03
As of September 30, 2026 and 2025, 39.0 million and 35.6 million potentially dilutive stock-based awards, calculated as the total outstanding shares as of those period ends, were excluded from the computation of diluted earnings per share. No shares issuable upon conversion of the convertible senior notes were excluded from the computation of diluted earnings per share as of September 30, 2026. Additionally, 77.3 million of potentially dilutive shares related to convertible senior notes, calculated under the if-converted method, were excluded from the computation of diluted earnings per share as of September 30, 2025. This amount was excluded as it would have been anti-dilutive.
11. Segment Information
The Company has two reportable segments: Connected Fitness Products and Subscription. The Connected Fitness Products segment primarily derives revenue from the sale of the Company's portfolio of Peloton-branded Connected Fitness Products and related accessories, Precor-branded fitness products, delivery and installation services, Peloton Bike portfolio rental products, extended warranty agreements, branded apparel, and commercial service contracts. The Subscription segment primarily derives revenue from monthly Subscription fees and content licensing arrangements. There are no internal revenue transactions between the Company’s segments. Segment information is presented in the same manner that the chief operating decision maker ("CODM"), the Chief Executive Officer and President, reviews the operating results in assessing performance and allocating resources. No operating segments have been aggregated to form the reportable segments.
The CODM reviews Revenue and Segment Adjusted Gross profit for both of the reportable segments, primarily by monitoring actual results compared to forecasted results as well as by reviewing year-over-year results and trending historical performance. Segment Adjusted Gross profit is defined as Revenue less Adjusted Cost of revenue incurred by the segment. Adjusted Cost of revenue includes costs directly related to the function of each segment, including certain corporate overhead costs, such as a portion of depreciation, rent and occupancy charges related to the Company’s corporate facilities, and personnel-related expenses for certain executives and departments. For the three months ended September 30, 2026 and 2025, Adjusted Cost of revenue reconciles directly to Cost of revenue for each reportable segment as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income, with no adjustments required for either reporting period.
No other significant expense categories or performance metrics are regularly provided to the CODM on a disaggregated basis. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis and, accordingly, the Company does not report asset information by segment. Information on reportable segments and reconciliation to consolidated Income before income taxes is as follows:

	Three Months Ended September 30,
	2026	2025
	(in millions)
Connected Fitness Products:
Revenue	$148.5	$152.4
Adjusted Cost of revenue	98.9	141.9
Segment Adjusted Gross profit	$49.6	$10.5
Subscription:
Revenue	$410.7	$398.4
Adjusted Cost of revenue	117.7	125.2
Segment Adjusted Gross profit	$293.0	$273.2
Consolidated:
Revenue	$559.2	$550.8
Adjusted Cost of revenue	216.6	267.1
Segment Adjusted Gross profit	$342.6	$283.7

Reconciliation to consolidated income before income taxes:
Sales and marketing	(76.6)	(66.8)
General and administrative	(92.4)	(100.8)
Research and development	(56.9)	(62.1)
Impairment expense	(0.8)	(8.3)
Restructuring expense	0.6	(4.4)
Total other expense, net	(18.6)	(26.7)
Income before income taxes	$97.7	$14.6
12. Subsequent Events

On October 9, 2026, the Company made a voluntary principal repayment of $280.0 million in cash on the Term Loan. Following this payment, the aggregate principal balance outstanding under the Term Loan was $697.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the SEC on August 6, 2026 (“Form 10-K”). As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, assumptions, and other important factors that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of the Form 10-K.
Overview
Peloton is a leading global fitness and wellness company that empowers people to live fit, strong, long, and happy, by bringing integrated fitness and wellness experiences to Members (as defined below) anytime, anywhere. Founded in 2012 and headquartered in New York City, we offer a breadth of fitness and wellness solutions to consumers worldwide, including our highly engaged community of approximately 5.3 million Members as of September 30, 2026, across the United States, United Kingdom, Canada, Germany, Australia, and Austria, and Commercial Business Unit customers in over 60 countries. As a category innovator at the nexus of fitness, wellness, technology, and media, we deliver integrated experiences through our world-renowned instructors (“Instructors”), premium hardware and innovative software, personalization, extensive modalities and an expansive content library.
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
Our revenue is generated primarily from recurring Subscription Revenue and the sale of our Connected Fitness Products. The Company’s portfolio of Connected Fitness Products primarily consists of Peloton-branded Connected Fitness Products and related accessories, Precor-branded fitness and wellness products, delivery and installation services, extended warranty and other service agreements, and Peloton-branded apparel.
In September 2026, we announced a refresh of our consumer treadmill portfolio with the upcoming launch of the Peloton Tread Flex—our first folding treadmill—along with the Peloton Tread Vision and Peloton Tread+ Vision. Additionally, we began accepting orders for the Commercial Series Tread and Bike, our first Peloton-branded Bike and Tread designed for high-traffic gym environments.
Global Trade Policies and Tariffs
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). U.S. Customs and Border Protection (“CBP”) subsequently launched the Consolidated Administration and Processing of Entries (“CAPE”) process to permit importers to seek refunds on previously paid IEEPA tariffs. The Company submitted refund claims in CAPE in June and October 2026 for IEEPA tariffs previously paid by the Company.
During the three months ended September 30, 2026, the Company received refund payments for substantially all of the IEEPA tariffs previously paid, which we recognized as a reduction of Connected Fitness Products Cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income, in accordance with ASC 450-30. Any interest on amounts received was recognized within Interest income in the Condensed Consolidated Statements of Operations and Comprehensive Income. We continue to closely monitor updates from CBP and will continue to recognize any IEEPA tariff refunds or related receivables when they are realized or realizable.
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

Voluntary Recall
As previously disclosed, in November 2025, in collaboration with the U.S. Consumer Product Safety Commission and Health Canada, we announced a voluntary recall of about 833,000 units in the U.S. and 44,800 units in Canada of the Original Series Bike+, providing customers with a free replacement seat post. Our financial results reflect our current estimate of the remaining costs to replace Original Series Bike+ seat posts, which have been accrued as of September 30, 2026.
Key Operational and Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended September 30,
	2026	2025
Ending Paid Connected Fitness Subscriptions (in millions)	2.475	2.732
Average Net Monthly Paid Connected Fitness Subscription Churn	1.7%	1.6%
Ending Paid App Subscriptions (in millions)	0.487	0.542
Subscription Gross Profit (in millions)	$293.0	$273.2
Subscription Contribution (in millions)(1)	$303.3	$289.1
Subscription Gross Margin	71.3%	68.6%
Subscription Contribution Margin(1)	73.8%	72.6%
Net income (in millions)	$96.2	$13.9
Adjusted EBITDA (in millions)(2)	$167.8	$118.3
Net cash provided by operating activities (in millions)	$145.7	$71.9
Free Cash Flow (in millions)(3)	$143.4	$67.4
______________________________
(1) Please see the section titled “Non-GAAP Financial Measures—Subscription Contribution and Subscription Contribution Margin” for a reconciliation of Subscription Gross Profit to Subscription Contribution and an explanation of why we consider Subscription Contribution and Subscription Contribution Margin to be helpful measures for investors.
(2) Please see the section titled “Non-GAAP Financial Measures—Adjusted EBITDA” for a reconciliation of Net income to Adjusted EBITDA and an explanation of why we consider Adjusted EBITDA to be a helpful measure for investors.
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

Components of our Results of Operations
Revenue
Connected Fitness Products
Connected Fitness Products Revenue primarily consists of sales of our portfolio of Peloton-branded Connected Fitness Products and related accessories, Precor-branded fitness products, delivery and installation services, Peloton Bike portfolio rental products, extended warranty agreements, branded apparel, and commercial service contracts. Connected Fitness Products Revenue is recognized at the time of delivery, except for extended warranty revenue that is recognized over the warranty period and service revenue that is recognized over the term, and is recorded net of sales returns and concessions, discounts and allowances, and third-party financing program fees, when applicable.
Subscription
Subscription Revenue primarily consists of revenue generated from our Paid Connected Fitness Subscriptions and Paid Peloton App Subscriptions, which are offered on a month-to-month or annual prepaid basis, and revenue generated from content licensing arrangements.
As of September 30, 2026, 99% and 76% of our Connected Fitness Subscription and Paid App Subscription bases, respectively, were paying month-to-month.
A single Connected Fitness Subscription provides access to multiple, different Peloton-branded Connected Fitness Products (such as a Peloton Bike and Peloton Tread) in the same household. As of September 30, 2026, approximately 13% of our Connected Fitness Subscriptions owned multiple, different Connected Fitness Products.
Cost of revenue
Connected Fitness Products
Connected Fitness Products Cost of revenue primarily consists of our portfolio of Peloton-branded Connected Fitness Products and related accessories, Precor Products, and branded apparel product costs, including third-party manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement and service costs, fulfillment costs, warehousing costs, costs related to our commercial business, depreciation of property and equipment, certain costs related to management, facilities, and personnel-related expenses, including stock-based compensation expense, and expense associated with supply chain logistics. Inventory write-downs and related obsolescence reserve expense are also included within Connected Fitness Products Cost of revenue.
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

	Three Months Ended September 30,
	2026	2025
	(in millions)
Consolidated Statement of Operations Data:
Revenue
Connected Fitness Products	$148.5	$152.4
Subscription	410.7	398.4
Total revenue	559.2	550.8
Cost of revenue(1)(2)
Connected Fitness Products	98.9	141.9
Subscription	117.7	125.2
Total cost of revenue	216.6	267.1
Gross profit	342.6	283.7
Operating expenses
Sales and marketing(1)(2)	76.6	66.8
General and administrative(1)(2)	92.4	100.8
Research and development(1)(2)	56.9	62.1
Impairment expense	0.8	8.3
Restructuring expense(1)	(0.6)	4.4
Total operating expenses	226.2	242.4
Income from operations	116.4	41.3
Other expense, net:
Interest expense	(30.4)	(32.3)
Interest income	10.7	9.8
Foreign exchange gain (loss)	1.1	(3.8)
Other income (expense), net	0.1	(0.3)
Total other expense, net	(18.6)	(26.7)
Income before income taxes	97.7	14.6
Income tax expense	1.5	0.7
Net income	$96.2	$13.9

____________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,
	2026	2025
	(in millions)
Cost of revenue
Connected Fitness Products	$1.9	$2.1
Subscription	7.1	10.9
Total cost of revenue	9.0	13.0
Sales and marketing	5.6	6.2
General and administrative	15.7	17.1
Research and development	9.5	11.2
Restructuring expense	—	(0.2)
Total stock-based compensation expense	$39.9	$47.2
____________________
(2) Includes depreciation and amortization expense as follows:

	Three Months Ended September 30,
	2026	2025
	(in millions)
Cost of revenue
Connected Fitness Products	$1.7	$2.7
Subscription	3.2	5.0
Total cost of revenue	4.9	7.7
Sales and marketing	3.0	3.6
General and administrative	1.8	2.6
Research and development	1.7	2.9
Total depreciation and amortization expense	$11.3	$16.8

Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,
	2026	2025	% Change
	(dollars in millions)
Revenue:
Connected Fitness Products	$148.5	$152.4	(2.6)%
Subscription	410.7	398.4	3.1
Total Revenue	$559.2	$550.8	1.5%
Percentage of revenue
Connected Fitness Products	26.6%	27.7%
Subscription	73.4	72.3
Total	100.0%	100.0%
Three Months Ended September 30, 2026 and 2025
Connected Fitness Products Revenue decreased $4.0 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily attributable to lower sales of certain Peloton-branded Connected Fitness Products, partially offset by higher sales of Precor-branded fitness products during the three months ended September 30, 2026.
Subscription Revenue increased $12.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to the subscription price increases that became effective during the three months ended December 31, 2025, and increases in content licensing revenue, partially offset by decreases in Paid Connected Fitness and App Subscriptions.
Cost of revenue, Gross profit, and Gross margin

	Three Months Ended September 30,
	2026	2025	% Change
	(dollars in millions)
Cost of revenue:
Connected Fitness Products	$98.9	$141.9	(30.3)%
Subscription	117.7	125.2	(6.0)
Total Cost of revenue	$216.6	$267.1	(18.9)%
Gross profit:
Connected Fitness Products	$49.6	$10.5	370.3%
Subscription	293.0	273.2	7.2%
Total Gross profit	$342.6	$283.7	20.7%
Gross margin:
Connected Fitness Products	33.4%	6.9%
Subscription	71.3%	68.6%
Three Months Ended September 30, 2026 and 2025
Connected Fitness Products Cost of revenue decreased $43.0 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This decrease was primarily driven by refunds received during the three months ended September 30, 2026 for IEEPA tariffs previously paid, a year-over-year benefit related to the expense incurred for the Original Series Bike+ seat post recall during the three months ended September 30, 2025, and lower sales of certain Peloton-branded Connected Fitness Products, partially offset by higher sales of Precor-branded fitness products.
Our Connected Fitness Products Gross margin increased to 33.4% for the three months ended September 30, 2026, compared to 6.9% for the three months ended September 30, 2025. This increase was primarily driven by refunds received during the three months ended September 30, 2026 for IEEPA tariffs previously paid and expensed, and the year-over-year benefit related to the expense incurred for the Original Series Bike+ seat post recall during the three months ended September 30, 2025.

Subscription Cost of revenue decreased $7.5 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily attributable to a decrease in personnel-related expenses, inclusive of stock-based compensation expense, driven by reduced average headcount, and a reduction in depreciation and amortization expense.
Subscription Gross margin increased to 71.3% for the three months ended September 30, 2026, compared to 68.6% for the three months ended September 30, 2025. This increase was primarily driven by the subscription price increases that became effective during the three months ended December 31, 2025, and a decrease in personnel-related expenses, inclusive of stock-based compensation expense, partially offset by decreases in Paid Connected Fitness and App Subscriptions.
Operating Expenses
Sales and marketing

	Three Months Ended September 30,
	2026	2025	% Change
	(dollars in millions)
Sales and marketing	$76.6	$66.8	14.8%
As a percentage of total revenue	13.7%	12.1%
Three Months Ended September 30, 2026 and 2025
Sales and marketing expense increased $9.9 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by an increase in acquisition and brand marketing spend.
General and administrative

	Three Months Ended September 30,
	2026	2025	% Change
	(dollars in millions)
General and administrative	$92.4	$100.8	(8.3)%
As a percentage of total revenue	16.5%	18.3%
Three Months Ended September 30, 2026 and 2025
General and administrative expense decreased $8.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by a decrease in personnel-related expenses, inclusive of stock-based compensation expense, due to decreased average headcount.
Research and development

	Three Months Ended September 30,
	2026	2025	% Change
	(dollars in millions)
Research and development	$56.9	$62.1	(8.4)%
As a percentage of total revenue	10.2%	11.3%
Three Months Ended September 30, 2026 and 2025
Research and development expense decreased $5.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, mainly driven by a $4.2 million decrease in personnel-related expenses, inclusive of stock-based compensation expense, due to decreased average headcount, and a $2.2 million decrease in product development costs, driven by a reduction in contractor spend, partially offset by a $1.1 million increase in software platform expenses.

Impairment expense

	Three Months Ended September 30,
	2026	2025	% Change
	(dollars in millions)
Impairment expense	$0.8	$8.3	(89.8)%
Three Months Ended September 30, 2026 and 2025
Impairment expense decreased $7.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, mainly driven by a decrease in impairment expense related to the exit of retail showroom locations.
Restructuring expense

	Three Months Ended September 30,
	2026	2025	% Change
	(dollars in millions)
Restructuring expense	$(0.6)	$4.4	(113.2)%
Three Months Ended September 30, 2026 and 2025
Restructuring expense decreased $5.0 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to a decrease in exit and disposal costs and professional fees in connection with the Restructuring Plans.
Total other expense, net and Income tax expense

	Three Months Ended September 30,
	2026	2025	% Change
	(dollars in millions)
Interest expense	$(30.4)	$(32.3)	(5.7)%
Interest income	10.7	9.8	9.2%
Foreign exchange gain (loss)	1.1	(3.8)	129.3%
Other income (expense), net	0.1	(0.3)	118.8%
Income tax expense	1.5	0.7	113.7%
Total other expense, net comprised the following for the three months ended September 30, 2026:
•Interest expense primarily related to our Term Loan and convertible notes of $30.4 million;
•Interest income from cash, cash equivalents, and short-term investments of $10.7 million;
•Foreign exchange gains of $1.1 million; and
•Other income, net of $0.1 million.
Total other expense, net comprised the following for the three months ended September 30, 2025:
•Interest expense primarily related to our Term Loan and convertible notes of $32.3 million;
•Interest income from cash, cash equivalents, and short-term investments of $9.8 million;
•Foreign exchange losses of $3.8 million; and
•Other expense, net of $0.3 million.
Income tax expense for the three months ended September 30, 2026 and 2025 of $1.5 million and $0.7 million, respectively, was primarily due to state and international taxes.
Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance.
Adjusted EBITDA
We calculate Adjusted EBITDA as net income (loss) adjusted to exclude: other expense (income), net; net (gains) losses on debt refinancing; income tax expense (benefit); depreciation and amortization expense; stock-based compensation expense; impairment expense; restructuring expense; certain product recall related matters; certain litigation and settlement expenses; supplier settlements; and other adjustment items that arise outside the ordinary course of our business.

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
•Adjusted EBITDA does not reflect supplier settlements that are outside of the ordinary course of business and are nonrecurring, infrequent or unusual based on factors such as the nature of the settlements; and
•The expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results and we may, in the future, exclude other significant, unusual expenses or other items from this financial measure. Because companies in our industry may calculate this measure differently than we do, its usefulness as a comparative measure can be limited.
Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,
	2026	2025
	(in millions)
Net income	$96.2	$13.9
Adjusted to exclude the following:
Total other expense, net(1)	18.6	26.7
Income tax expense	1.5	0.7
Depreciation and amortization expense	11.3	16.8
Stock-based compensation expense	39.9	47.5
Impairment expense	0.8	8.3
Restructuring expense(2)	(0.6)	4.4
Adjusted EBITDA	$167.8	$118.3
______________________
(1) Primarily consists of Interest expense of $30.4 million and $32.3 million, Interest income of $(10.7) million and $(9.8) million, and foreign exchange (gains) losses of $(1.1) million and $3.8 million, for the three months ended September 30, 2026 and 2025, respectively.
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

The following table presents a reconciliation of Subscription Contribution and Subscription Contribution Margin to Subscription Gross Profit and Subscription Gross Margin, respectively, which are the most directly comparable financial measures prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,
	2026	2025
	(dollars in millions)
Subscription Revenue	$410.7	$398.4
Less: Subscription Cost of revenue	117.7	125.2
Subscription Gross Profit	$293.0	$273.2
Subscription Gross Margin	71.3%	68.6%
Add back:
Depreciation and amortization expense	$3.2	$5.0
Stock-based compensation expense	7.1	10.9
Subscription Contribution	$303.3	$289.1
Subscription Contribution Margin	73.8%	72.6%
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
The following table presents a reconciliation of Free Cash Flow to Net cash provided by operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,
	2026	2025
	(in millions)
Net cash provided by operating activities	$145.7	$71.9
Capital expenditures	(2.3)	(4.5)
Free Cash Flow	$143.4	$67.4
Liquidity and Capital Resources
Our operations have been funded primarily through net proceeds from the sales of our equity and convertible debt securities, our Term Loan, as well as cash flows from operating activities. As of September 30, 2026, we had Cash and cash equivalents of approximately $1,342.2 million.
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
Cash Flows

	Three Months Ended September 30,
	2026	2025
	(in millions)
Net cash provided by operating activities	$145.7	$71.9
Net cash used in investing activities	(6.3)	(6.7)
Net cash used in financing activities	(5.2)	(1.7)
Operating Activities
Net cash provided by operating activities of $145.7 million for the three months ended September 30, 2026 was primarily related to net income of $96.2 million, and non-cash adjustments of $64.5 million, partially offset by a net increase in operating assets and liabilities of $15.1 million. Non-cash adjustments primarily consisted of $39.9 million of stock-based compensation expense, $11.3 million of depreciation and amortization, and $11.3 million of non-cash operating lease expense. The net increase in operating assets and liabilities was primarily due to a $21.5 million increase in net inventory levels, a $15.8 million decrease in net operating lease liabilities driven by lease payments, and a $10.0 million decrease in deferred revenue and customer deposits, partially offset by a $26.2 million increase in accounts payable and accrued expenses.
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
Investing activities
Net cash used in investing activities of $6.3 million for the three months ended September 30, 2026 was due to $4.0 million used for business combinations and other investing activities and $2.3 million used for capital expenditures.
Net cash used in investing activities of $6.7 million for the three months ended September 30, 2025 was due to $4.5 million used for capital expenditures and $2.2 million used for business combinations and other investing activities.
Financing activities
Net cash used in financing activities of $5.2 million for the three months ended September 30, 2026 was primarily due to $3.3 million of taxes withheld and paid on employee stock awards, and $2.5 million in principal repayments on the Term Loan. This was partially offset by $0.7 million related to net proceeds from purchases under the Employee Stock Purchase Plan (“ESPP”) and option exercises under our employee stock plans.
Net cash used in financing activities of $1.7 million for the three months ended September 30, 2025 was primarily due to $2.5 million in principal repayments on the Term Loan, partially offset by $0.9 million related to net proceeds from option exercises under our employee stock plans and purchases under the ESPP.
Debt Obligations
In February 2021, we issued $1.0 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private offering. The net proceeds from the offering were approximately $977.2 million, after deducting the initial purchasers’ discounts and commissions and our offering expenses. The 2026 Notes did not bear regular interest, and the principal amount of the 2026 Notes did not accrete. In February 2026, the 2026 Notes matured, and we repaid in cash the remaining $199.0 million aggregate principal amount of the 2026 Notes.
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
On May 30, 2024, we entered into a Third Amended and Restated Credit Agreement, which provides for a $1.0 billion term loan facility (the “Term Loan”) and a $100.0 million revolving credit facility (the “Revolving Facility”), both of which will mature on May 30, 2029. The Term Loan amortizes in quarterly installments of 0.25%, payable at the end of each fiscal quarter and on the maturity date. Interest on borrowings under the Term Loan and Revolving Facility is determined based on calculations using an alternate base rate or term SOFR rate (further described in Note 7, Debt) at our option. We are also required to pay a quarterly commitment fee on the unused portion of the Revolving Facility, which accrues at a rate of 0.375% or 0.500% per annum depending on our First Lien Net Leverage Ratio (as defined in the Third Amended and Restated Credit Agreement). As of September 30, 2026, we had drawn the full amount of the Term Loan and had not drawn on the Revolving Facility, and we had $977.5 million total outstanding borrowings under the Third Amended and Restated Credit Agreement. Subsequent to September 30, 2026, on October 9, 2026, we made a voluntary repayment of $280.0 million on the Term Loan using cash on hand. Following this payment, the aggregate principal balance outstanding under the Term Loan was $697.5 million.
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
We are required to pledge or otherwise restrict a portion of cash and cash equivalents as collateral for standby letters of credit. As of September 30, 2026, we had outstanding letters of credit totaling $40.3 million, which are classified as Restricted cash on the Condensed Consolidated Balance Sheets.
Refer to Note 7, Debt in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding our debt obligations.
Contractual Obligations and Commitments
As of September 30, 2026, our contractual obligations were as follows:

	Payments due by period
Contractual obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in millions)
Lease obligations (1)	$503.7	$78.7	$123.5	$93.4	$208.1
Minimum royalty payments (2)	131.0	46.3	84.7	—	—
Unused credit facility fee payments (3)	1.1	0.4	0.7	—	—
Other purchase obligations (4)	157.4	58.7	73.5	25.2	—
Convertible senior notes (5)	350.0	—	—	350.0	—
Term loan (5)	977.5	10.0	967.5	—	—
Total	$2,120.7	$194.0	$1,250.0	$468.6	$208.1
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
(3) Pursuant to the Third Amended and Restated Credit Agreement, we are required to pay a commitment fee of 0.500% or 0.375% per annum, depending on whether the First Lien Net Leverage Ratio (as defined in the Third Amended and Restated Credit Agreement) is greater or less than 5.00 to 1.00, on a quarterly basis based on the unused portion of the Revolving Facility. The payments due by period in the table above are reflective of the rate as of September 30, 2026, which is 0.375%.
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
We utilize a combination of in-house manufacturing and global sourcing with third-party manufacturing partners to build our products and accessories. These contract manufacturers and component suppliers acquire inventory and build products based on demand forecast information we supply, which typically covers a rolling 12-month period. Consistent with industry practice, we acquire inventories from these suppliers through purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover our forecasted product and manufacturing requirements for periods that span a number of months. In certain instances, these agreements allow us the option to cancel, reschedule, and/or adjust our requirements based on our business needs for a period of time before the order is due to be fulfilled. While our purchase orders are legally cancellable in many situations, some purchase orders are not cancellable in the event of a demand plan change or other circumstances, such as where the supplier has procured unique, Peloton- and Precor-specific designs, and/or specific non-cancelable, non-returnable components based on our provided forecasts.
As of September 30, 2026, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were estimated to be approximately $117.6 million, which is due within one year, and excluded from the table above. See “Risk Factors — Risks Related to Our Business — Our operating results have been, and could in the future be, adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in our Form 10-K.
Off-Balance Sheet Arrangements
We did not have any undisclosed off-balance sheet arrangements as of September 30, 2026.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders' deficit, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II, Item 7 of the Form 10-K. Except for the following, there have been no material changes to our critical accounting estimates as described in the Form 10-K.
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
Based on management’s assessment of historical results and forecasts, management is continuously monitoring the weight of both positive and negative evidence. Based on these trends, it is reasonably possible that within the next 12 months, management may conclude that it is more likely than not that a substantial portion of these deferred tax assets will be realized. If such a determination is made, it would result in the recognition of net deferred tax assets on the Company’s Condensed Consolidated Balance Sheets and a corresponding benefit recorded within the income tax provision in the period of release. However, management’s judgment regarding future earnings and the exact timing and amount of any valuation allowance release are subject to change due to many factors, including but not limited to, future market conditions and the ability to successfully execute the Company’s business plans. The Company will continue to maintain a valuation allowance against deferred tax assets where we believe that it is more likely than not that they will not be realized.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had Cash and cash equivalents of $1,342.2 million as of September 30, 2026. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented in this Quarterly Report on Form 10-Q would not have had a material impact on our condensed consolidated financial statements.
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
We have experienced fluctuations in our Net income, primarily as a result of transaction gains and losses related to the remeasurement of our intercompany asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Fluctuations in exchange rates between U.S. dollars and the currencies in which these balances are denominated contributed to Foreign exchange gains of $1.1 million for the three months ended September 30, 2026, and Foreign exchange losses of $3.8 million for the three months ended September 30, 2025.
Inflation Risk
As a result of inflationary conditions, there have been and may continue to be additional pressures on the ongoing increases in supply chain and logistics costs, materials costs, and labor costs. The effect of U.S. and global tariffs may spur inflationary conditions and create further pressures on costs. Additionally, ongoing and future global conflicts may further drive inflationary pressures throughout the global economy and lead to potential market disruptions. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have recently experienced the effects of inflation on our results of operations and financial condition. Our business may continue to be impacted by inflation in the future which could have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of net revenue if we are unable to fully offset such higher costs through price increases. Additionally, because we purchase component parts from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, tariff, or economic pressures.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On August 19, 2026, Charles Kirol, our Chief Operating Officer, entered into a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). Mr. Kirol’s Rule 10b5-1 Plan provides for the potential sale of up to an aggregate of 280,947 shares of Class A common stock upon the vesting of certain restricted stock units (“RSUs”) between August 15, 2026 and August 15, 2027. Each RSU represents a contingent right to receive one share of Class A common stock.
On September 5, 2026, Nicholas Caldwell, our Chief Product Officer, entered into a Rule 10b5-1 Plan. Mr. Caldwell’s Rule 10b5-1 Plan provides for the potential sale of up to an aggregate of (i) 35,225 shares of Class A common stock, (ii) 286,573 shares of Class A common stock upon the vesting of certain RSUs between November 15, 2026 and November 15, 2027, and (iii) 55,365 shares of Class A common stock upon the vesting of certain performance stock units (“PSUs”), which are expected to vest between November 15, 2026 and November 15, 2027, assuming the satisfaction of certain performance conditions. Each PSU represents a contingent right to receive one share of Class A common stock.

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
X Filed herewith.
XX Furnished herewith.

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PELOTON INTERACTIVE, INC.
Date: November 5, 2026	By:	/s/ Peter Stern
Peter Stern Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Siddharth Thacker
Siddharth Thacker Chief Financial Officer (Principal Financial Officer)